Form 10-K
period 1996-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 1996-06-27
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3491408
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                              10022
- - ----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Limited Partnership Interests and Beneficial Assignment Certificates
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1.  Business.

General

         Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates IV L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. The general partners of Liberty Associates are the Related General Partner and the Liberty General Partner.

         On May 2, 1989, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests").

         As of March 30, 1990, (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $139,101,500 of gross proceeds of the Offering from 9,082 investors.

         The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit", "Rehabilitation Projects"; and together with the Apartment Complexes or "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the partnership interests in the Local Partnership. As of March 31, 1996, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in 62 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

         Liberty Associates is the Special Limited Partner in all 62 Local Partnerships, as well as a General Partner of the Partnership. Liberty Associates has certain rights and obligations in its role as Special Limited Partner which permit this affiliate of the registrant to execute control over the management and policies of the subsidiaries.

         The Partnership has been formed to invest primarily in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are to:

         1. Entitle qualified BAC's holders to substantial Housing Tax Credits over the Credit Period with respect to each Apartment Complex.

         2.  Preserve and protect the Partnership's capital.

         3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

         4. Provide cash distributions when available from the operations of the Properties, current taxes on which are expected to be substantially deferred.

         5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

         One of the Partnership's objectives is to entitle qualified BACs holders to low-income Housing Tax Credits over the period of the Partnership's entitlement to claim such Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the partnership ceases to meet qualification requirements ,
(ii) there is a decrease in the qualified basis of the projects, or (iii) there is a reduction in the taxpayer's interest in the project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

         The Partnership continues to meet its primary objective of generating low-income housing tax credits; approximately $19,673,000, $19,765,000, and $19,766,000, during the Fiscal Years 1995, 1994, and 1993, respectively.

         The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

         As of March 31, 1996, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

         There can be no assurance that the Partnership will achieve its investment objectives.

Competition

         The real estate business is highly competitive and substantially all of the Properties acquired and to be acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

Employees

         The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

         The Partnership holds a 98% limited partnership interest in 61 Local Partnerships and a 26.46% limited partnership interest in 1 Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 62 Local Partnerships own 66 apartment complexes. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties may be found in Item 14 of this report and Schedule III to the Partnership's consolidated financial statements.

                           Local Partnership Schedule
                           --------------------------

                                                                     % of Units Occupied  at  May 1
                                                                     ------------------------------
Name and Location (Number of Units)             Date Acquired         1996  1995  1994  1993  1992
- - -----------------------------------             -------------         ----  ----  ----  ----  ----
C.V. Bronx Associates, L.P./Gerald Gardens
Bronx, NY  (121)                                  June 1989            97    95    98   100    85

Michigan Rural Housing Limited Partnership
Michigan  (192)(a)                                September 1989       89    90    95    94    93

Jefferson Limited Partnership
Schreveport, LA  (69)                             December 1989        99    96   100   100    97

Inter-Tribal Indian Village Housing
Development Associates, L.P.
Providence, RI  (36)                              October 1989        100   100    97   100   100

RBM Associates/Spring Garden
Philadelphia, PA  (8)                             December 1989       100   100   100   100   100

Glenbrook Associates
Atglen, PA  (35)                                  November 1989       100   100    98   100   100

Affordable Flatbush Associates
Brooklyn, NY  (30)                                December 1989       100    97   100   100   100

Barclay Village II, LTD.
Chambersburg, PA  (87)                            November 1989       100   100   100   100   100

1850 Second Avenue Associates, L.P.
New York, NY  (48)                                October 1989        100   100   100   100   100

R.P.P. Limited Dividend Housing/River Place
Detroit, MI  (301)                                November 1989        97    99    96    92    76

Williamsburg Residential II, L.P.
Wichita, KS  (50)                                 November 1989        92    96    99    95    95

West 104th Street Associates L.P.
New York, NY  (56)                                December 1989       100    98   100   100   100

Meredith Apartments, LTD.
Salt Lake City, UT  (22)                          August 1989         100   100    95    95    95

Ritz Apartments, LTD.
Salt Lake City, UT  (30)                          August 1989         100   100   100   100   100

Ashby Apartments, LTD.
Salt Lake City, UT  (27)                          August 1989          96   100   100   100   100

                           Local Partnership Schedule
                           --------------------------

                                                                     % of Units Occupied  at  May 1
                                                                     ------------------------------
Name and Location (Number of Units)             Date Acquired         1996  1995  1994  1993  1992
- - -----------------------------------             -------------         ----  ----  ----  ----  ----
South Toledo Associates, LTD.
Toledo, OH  (18)                                  January 1990        100   100    94   100   100

Dunlap School Venture
Philadelphia, PA  (35)                            January 1990         92    98   100   100   100

Philipsburg Elderly Housing Associates
Philipsburg, PA  (103)                            February 1990        99    98   100   100   100

Franklin Elderly Housing Associates
Franklin, PA  (89)                                February 1990        99    99   100   100   100

Wade D. Mertz Elderly Housing Associates
Sharpsville, PA  (103)                            February 1990        99    99   100   100   100

Lancashire Towers Associates
Limited Partnership
Cleveland, OH  (240)                              February 1990       100   100   100   100   100

Northwood Associates Limited Partnership
Toledo, OH  (176)                                 February 1990        97    92    95   100    98

Brewery Renaissance Associates
Middletown, NY  (53)                              February 1990        98    98    98   100   100

Brandywine Court Associates, L.P.
Jacksonville, FL  (52)                            November 1989        94    90    96    98    94

Art Apartments Associates
Philadelphia, PA  (30)                            March 1990           83    94    97   100   100

The Village at Carriage Hills, LTD.
Clinton, TN  (48)                                 March 1990          100   100   100   100   100

Mountainview Apartments, LTD.
Newport, TN  (34)                                 March 1990          100   100   100   100   100

The Park Village, Limited
Jackson, MS  (24)                                 March 1990          100   100   100    99   100

River Oaks Apartments, LTD.
Oneonta, AL  (35)                                 March 1990          100   100   100   100   100

Forrest Ridge Apartments, LTD.
Forrest City, AR  (25)                            March 1990          100   100   100   100   100

The Hearthside Limited Dividend Housing
Association Limited Partnership
Portage, MI  (101)                                March 1990           98   100    98    98   100

Redemptorist Limited Partnership
New Orleans, LA  (126)                            March 1990           98    95   100    97   100


                           Local Partnership Schedule
                           --------------------------

                                                                     % of Units Occupied  at  May 1
                                                                     ------------------------------
Name and Location                              Date Acquired         1996  1995  1994  1993  1992
- - -----------------                              -------------         ----  ----  ----  ----  ----
Manhattan A Associates
New York,  NY  (99)                               April 1990           97    98    96    98   100

Broadhurst Willows, L.P.
New York, NY  (129)                               April 1990           96    97    98   100   100

Weidler Associates Limited Partnership
  Portland, OR  (52)                              May 1990             98    98    99   100   100

Gentle Pines-West Columbia Associates, L.P.
Columbia, SC  (150)                               June 1990            99    97   100    99   100

Lake Forest Estates II, LTD.
Livingston, AL  (32)                              June 1990           100    97   100   100   100

Las Camelias Limited Partnership
Rio Piedras, PR  (166)                            June 1990           100    98   100   100    99

WPL Associates XXIII
Portland, OR  (48)                                July 1990            97    98   100    95    92

Broadway Townhouses L.P.
Camden, NJ  (175)                                 July 1990           100   100   100   100   100

Puerto Rico Historic Zone Limited
Dividend Partnership
San Juan, PR  (67)                                August 1990         100   100   100   100    60

Citrus Meadows Apartments, LTD.
Brandenton, FL  (200)                             July 1990            94    96    95    98    96

Sartain School Venture
Philadelphia, PA  (35)                            August 1990          89    98   100    96   100

Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL  (176)                         September 1990      100   99   100   100   100

Holly Hill, LTD.
Greenville, TN  (46)                              October 1990        100    96   100   100   100

Mayfair Apartments LTD.
Morristown, TN  (48)                              October 1990        100   100   100    99    94

Foxcroft Apartments LTD.
Troy, AL  (48)                                    October 1990         98   100   100    99    98

Canterbury Apartments, LTD.
Indianola, MS  (48)                               October 1990        100   100   100   100   100

Cutler Canal III Associates, LTD.
Miami, FL  (262)                                  October 1990         95    97    98    60    97

Jefferson Place L.P.
Olathe, KS  (352)                                 October 1990         93    99    98    94    85

                           Local Partnership Schedule
                           --------------------------

                                                                     % of Units Occupied  at  May 1
                                                                     ------------------------------
Name and Location                               Date Acquired         1996  1995  1994  1993  1992
- - ------------------                              -------------         ----  ----  ----  ----  ----
Callaway Village, LTD.
Clinton, TN  (46)                                 November 1990       100   100   100    98   100

Commerce Square Apartments Associates L.P.
Smyrna, DE  (80)                                  December 1990        95    98   100    99    95

West 132nd Development Partnership
New York, NY  (40)                                December 1990        88    95    97   100    98

Site H Development Co.
Brooklyn, NY  (11)                                December 1990       100   100   100   100   100

L.I.H. Chestnut Associates, L.P.
Philadelphia, PA  (78)                            December 1990        97    85   100   100    63

Diamond Phase II Venture
Philadelphia, PA  (32)                            December 1990        91    97    94   100   100

Bookbindery Associates
Philadelphia, PA  (41)                            December 1990        98    93    95   100   100

The Hamlet, LTD.
Boynton Beach, FL  (240)                          December 1990        98    92    95    96    63

Stop 22 Limited Partnership
Santurce, PR  (153)                               December 1990       100    99   100   100   100

Knob Hill Apartments, LTD.
Greenville, TN  (48)                              December 1990       100   100   100   100   100

Conifer James Street Associates
Syracuse, NY  (73)                                December 1990        92    79   100   100   100

Longfellow Heights Apartments, L.P.
Kansas City, MO  (104)                            March 1991           98    86    98   100    30


(a) Consists of five apartment complexes located throughout Michigan.

For a description of mortgage encumbrances see Item 14 - Schedule III - Real Estate and Accumulated Depreciation.

         Generally, the General Partners require in connection with investments in Local Partnerships that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization, the Partnership's investment ("Guarantee Period"). In each case the operating deficits will be funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $15,600,000 have expired as of March 31, 1996. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

         The Tax Credits are available for a ten-year period which commences when the property is placed in service. However, the annual Tax Credit available in the year in which the Apartment Complex was placed in service by the Local Partnership must be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which the Partnership acquired its interest. In addition, Tax Credits allocated in any prior period may not be claimed by the Partnership. The Partnership has also acquired Local Partnership Interests in which some of the Local Partnerships owning historic complexes qualifies for the Historic Rehabilitation Tax Credit. The amount of the Historic Rehabilitation Tax Credit is generally 20% of qualified rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure is made.

         All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

         Rent from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indexes in various geographic areas.

         Management continuously reviews the physical state of the properties and budgets improvements when required, which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

         Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

         See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

         Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements.


Item 3.  Legal Proceedings.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

         The Partnership has issued 27,820.3 Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $139,101,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor III, Inc. (the "Assignor Limited Partner"), which has in turn issued 139,101.5 BACs to the purchasers thereof for an aggregate purchase price of $139,101,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

         Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

         As of June 1, 1996, the Partnership has approximately 9,082 registered holders of an aggregate of 139,101.5 BACs.

         All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

         Certain subsidiaries are subject to HUD restrictions which limit annual cash distributions to partners and restrict the subsidiaries from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence, without HUD's approval.

         Pursuant to the terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") there are no material restrictions that restrict the ability of the Partnership to make distributions.

         However, the Partnership has made no distributions to the BACs holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

         The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                           Year Ended March 31
                         -----------------------------------------------------------------------------------
OPERATIONS                    1996            1995               1994           1993             1992
- - ----------                    ----            ----               ----           ----             ----
Revenues                 $  33,211,908    $  32,437,587    $  31,371,907    $  30,001,314    $  23,169,443
Operating expenses          49,134,034       47,897,186       47,729,423       46,246,686       37,360,653
                         -------------    -------------    -------------    -------------    -------------
(Loss) income before
  minority interest        (15,922,126)     (15,459,599)     (16,357,516)     (16,245,372)     (14,191,210)

Minority interest in (loss)
  income of subsidiary
  partnerships                 153,662          158,671          152,604          165,686          175,036
                         -------------    -------------    -------------    -------------    -------------

Net (loss) income        $ (15,768,464)   $ (15,300,928)   $ (16,204,912)   $ (16,079,686)   $ (14,016,174)
                         =============    =============    =============    =============    =============

Net (loss) income per
  limited partners       $ (15,610,779)   $ (15,147,919)   $ (16,042,863)   $ (15,918,890)   $ (13,876,012)
                         =============    =============    =============    =============    =============
Net (loss) income per
  weighted average BAC   $     (112.23)   $     (108.90)   $     (115.33)   $     (114.44)   $      (99.75)
                         =============    =============    =============    =============    =============


                                                              March 31
                         -----------------------------------------------------------------------------------
FINANCIAL POSITION            1996            1995               1994           1993             1992
- - ------------------            ----            ----               ----           ----             ----

Total assets             $ 302,121,868    $ 314,010,691    $ 324,600,042    $ 341,349,003     $362,692,599
                         =============    =============    =============    =============    =============
Total liabilities        $ 257,205,366    $ 252,803,110    $ 247,840,864    $ 248,042,255     $249,908,505
                         =============    =============    =============    =============    =============
Minority interest        $   1,763,731    $   2,286,346    $   2,537,015    $   2,879,673     $  6,277,333
                         =============    =============    =============    =============    =============
Total partners' capital  $  43,152,771    $  58,921,235    $  74,222,163    $  90,427,075     $106,506,761
                         =============    =============    =============    =============    =============

            During the years ended March 31, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 1992 through 1996, total liabilities decreased primarily due to payment of obligations. During the years ended March 31, 1994 through 1996, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships, partially offset by payments of obligations at the remaining Local Partnerships. During the years ended March 31, 1992 and 1993, certain minority interest limited partners assumed building costs and debt of approximately $8,000,000 and $2,000,000, respectively. In addition, certain Local Partnerships wrote down property and equipment due to the withdrawal of the minority limited partners. Such writedowns amounted to approximately $9,000,000 for the year ended March 31, 1992.

CASH DISTRIBUTION

            The Partnership has made no distributions to the BACs holders as of March 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership raised $139,101,500 in gross proceeds during the offering period which commenced in May, 1989 and was terminated on March 30, 1990. The net proceeds available for investment, after volume discounts, establishment of a working capital reserve, payment of sales commissions, acquisition fees, and offering expenses were approximately $109,900,000. Through March 31, 1996, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships of which approximately $2,176,000 remains to be paid (which includes approximately $1,887,000 held in escrow). The Partnership did not make any investments during the year ended March 31, 1996 and does not anticipate making any further investments.

         During the years ended March 31, 1996, 1995, and 1994, the Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the local partnerships.

         For the year ended March 31, 1996, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships decreased by approximately $626,000. This decrease is primarily attributable to capital improvements of $1,274,000, net mortgage principal payments $1,449,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of $369,000, which exceeds cash flow from operations of $2,415,000. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of approximately $12,180,000 and an increase in due to debt guarantor in the amount of $3,299,000 (see Results of Operations of Certain Local Partnerships - R.P.P. Limited Dividend Housing Association Limited Partnership, ("River Place") below.

         The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $4,203,000 and $3,527,000 remained unused at March 31, 1996 and 1995, respectively.

         The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to assess BAC holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partnership to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the partnership level) will be additional third party debt financing (which may not be available if, as expected, the property owned by the Local Partnership is already substantially leveraged or, as in the case of the New York program properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the property and result in adverse tax consequences to the BAC holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a property is uncertain. If sources are not available, the Local Partnership would risk foreclosure on its property if it were unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of the Local Partnership to refinance their underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the compliance period with respect to such Local Partnership's property.

         Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above will be used to meet the future operating expenses of the Partnership.

         During the years ended March 31, 1996, 1995 and 1994, the amounts received from operations of the Local Partnerships approximated $190,600, $113,000, and $72,000, respectively.

         The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, in which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $15,600,000, $12,000,000 and $9,900,000 had expired as of March 31, 1996, 1995 and 1994, respectively. As of March 31, 1996, 1995 and 1994, approximately $170,000, $251,000 and $(149,000), respectively, has been funded by or (paid to) the Local General Partners to meet such obligations. All operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years fundings.

         In addition, several Local Partnerships were initially subject to Rent-Up Guarantee Agreements, in which the general partners of the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. As of March 31, 1996, all such guarantees have expired.

         Both the Operating Deficit Guarantee Agreements and the Rent-Up Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

          HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

          Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

          The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

          Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment.

         As discussed more fully in Result of Operations of Certain Local Partnerships, River Place's debt service is being paid by the General Retirement Systems of the City of Detroit ("GRS") pursuant to a guarantee which expired in January 1996. An extension of this guarantee is currently being reviewed by GRS and management. The mortgagee for Jefferson Place, L.P. ("Jefferson Place") has agreed not to declare a default and the partnership has made partial payments from cash flow. Puerto Rico Historic Zone Limited Dividend Partnership ("San Justo") has recently restructured its debt. Stop 22 Limited Partnership ("Stop 22") has had tentative discussions with its lender addressing delinquent payments. Another Local Partnership, Jefferson Limited Partnership ("Jefferson"), had current liabilities which exceeded current assets at December 31, 1995 and 1994. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

         Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

          Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its results of operations.

         The following is a summary of the results of operations of the Partnership for the years ended March 31, 1996, 1995 and 1994 (the "Fiscal 1995", "Fiscal 1994" and "Fiscal 1993", respectively).

         The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

         The net loss for the 1995, 1994 and 1993 Fiscal Years totaled $15,768,464, $15,300,928, and $16,204,912, respectively.

1995 vs. 1994

         Rental income increased approximately 2% for the year ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to rental rate increases.

         Total expenses remained fairly consistent, with a 3% increase, for the year ended March 31, 1996 as compared to the corresponding period in 1995.

1994 vs.1993

         Rental income increased approximately 4% for the year ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to rental rate increases.

         Other income decreased approximately $205,000 for the year ended March 31, 1995 as compared to the corresponding period in 1994. The decrease is predominately due to a decrease in interest income earned by the Partnership as a result of the net proceeds of the public offering have been expended.

         Total expenses excluding general and administrative - related parties and repairs and maintenance remained fairly consistent, with a 3% decrease, for the year ended March 31, 1995 as compared to the corresponding period in 1994.

         General and administrative-related parties increased approximately $795,000 for the year ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to an increase in Partnership management fees.

         Repairs and maintenance expense increased approximately $492,000 for the year ended March 31, 1995 as compared to the corresponding period in 1994. The increase is due to large increases at four of the Partnership's properties and small increases and decrease at a large number of the Partnership's remaining properties.

Results of Operations of Certain Local Partnerships

         During the 1995 Fiscal Year, auditors for two Local Partnerships modified their reports on the 1995 financial statements due to the uncertainty of each Local Partnership's ability to continue as a going concern. River Place's debt service is being paid by GRS pursuant to a guarantee which expired in January 1996. An extension of this guarantee is currently being reviewed by GRS and management. The mortgagee for Jefferson Place has agreed not to declare a default and the Local Partnership has made partial payments from cash flow. Three other Local Partnerships had been unable to make required debt service payments. San Justo has recently restructured its debt. Stop 22 has had tentative discussions with its lender addressing delinquent payments. Another Local Partnership, Jefferson Limited Partnership, had current liabilities which exceeded current assets at December 31, 1995 and 1994.

Puerto Rico Historic Zone Limited Dividend Partnership

         During March 1995, Puerto Rico Historic Zone Limited Dividend Partnership ("San Justo") restructured its mortgage obligation which is retroactively effective as of January 1, 1993. The restructure provided for among other things; the writedown of the January 1, 1993 loan balance by $12,902, monthly payments of $19,286 representing interest only as well as monthly deposits of $1,390 with the mortgagee to a Replacement Reserve escrow account. San Justo's liability under the mortgage note is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

         The Partnership's investment in San Justo is approximately $1,406,000 at March 31, 1996. The minority interest balance was $0 at December 31,1996 and 1995. The net loss after minority interest for San Justo amounted to approximately $254,000, $150,000 and $334,000 for the years ended March 31, 1996, 1995 and 1994, respectively and its assets aggregated approximately $5,678,000 and $6,618,000 at December 31,1995 and 1994, respectively.

R.P.P. Limited Dividend Housing Association Limited Partnership

            During the 1995, 1994 and 1993 Fiscal Years, River Place, a subsidiary partnership, experienced significant losses from operations.

            The River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Development Authority (the "Authority") whereby the Authority issued Limited Obligation Revenue Bonds and loaned the proceeds to River Place Partnership. The loans are nonrecourse and are collateralized by mortgages on the properties. GRS has committed to purchase the loans from the Authority if certain events occur. This commitment is supported by securities pledged as collateral by GRS and a letter of credit from Sumitomo Bank. The letter of credit issued by Sumitomo Bank securing the bonds expired on August 1, 1995 and was extended to August 1, 2000. These same bonds were remarketed on September 1, 1995 and the next remarketing is scheduled for September 1, 2000. The terms and condition of an agreement, which include an agreement by GRS to extend the guarantee, not institute foreclosure proceedings and the replacement of the of the current general partner by an affiliate of GRS, are currently being reviewed. There has been no assurance that GRS will enter into an agreement on any of the foregoing terms. In the event of foreclosure there would be substantial forgiveness of indebtness income since the carrying value of the property is less than the carrying value of the mortgage and amount due to debt guarantor. In addition there would be no effect on liquidity since the mortgage is nonrecourse to River Place.

            Unpaid principal and interest during 1995, 1994 and 1993 were paid by the GRS on behalf of River Place and are included in the Partnership's Consolidated Balance Sheets under the caption Due to Debt Guarantor. River Place accrues interest on the amounts paid by GRS at a rate of 15%. The related interest expense for the 1995 and 1994 fiscal years aggregated $1,860,841 and $1,537,838, respectively. River Place also did not pay certain fees owed to GRS totaling $1,740,950 and $1,520,117 at March 31, 1996 and 1995, respectively which are included in accounts payable.

            The Partnership has expressed to GRS its desire to have River Place's ownership of the property continue and GRS has indicated a willingness to accommodate the Partnership.

            River Place was unable to make certain required debt service payments during the 1995, 1994 and 1993 Fiscal Years and as a result was declared in default under its obligation and was required to appoint, MIG Management Services, Inc. ("MMS"), an agent of GRS as manager of the apartments. It is anticipated that the subsidiary partnership will be unable to make the required debt service payments in 1996.

            The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The River Place's difficulties in generating sufficient cash flow to sustain operations and repay indebtedness raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in this River Place has been written down to zero by prior year losses. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for River Place amounted to approximately $5,166,000, $4,799,000 and $5,826,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and its assets aggregated approximately $35,882,000 and $37,697,000 at December 31, 1995 and 1994, respectively.

Jefferson Limited Partnership

         At December 31, 1995 and 1994 Jefferson's current liabilities exceed its current assets by over $201,000 and $171,000, respectively. Although this condition could raise substantial doubt about the subsidiary partnership's ability to continue as a going concern, such doubt is alleviated as follows:

         1. Under the HUD regulatory agreement Jefferson is precluded from paying, except from surplus cash, certain related party payables that are included in current liabilities which at December 31, 1995 and 1994 total $141,381 and $118,057, respectively.

         2. In addition to the related party payables mentioned above at December 31, 1995 and 1994, $53,077 and $43,519, respectively, of current liabilities are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

         Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1995. The Partnership's investment in Jefferson was approximately $1,073,000 and $1,219,000 at March 31, 1996 and 1995, respectively. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for Jefferson amounted to approximately $146,000, $141,000 and $150,000 for the years ended March 31, 1996, 1995, and 1994, respectively, and its assets aggregated approximately $2,842,000 and $2,958,000 at December 31, 1995 and 1994, respectively.

Jefferson Place L.P.

            Jefferson Place, L.P., (Jefferson Place") has consistently been unable to generate sufficient cash flow from operations to pay the interest obligation on its mortgage note payable and has a working capital deficiency and a net capital deficiency at March 31, 1996. Jefferson Place has, however, generated cash flows sufficient to cover the cost of operations before payment of interest on the mortgage note payable. The mortgagee has agreed not to declare a default under the terms of the mortgage note payable through December 2002. These items raise substantial doubt about the Jefferson Place's ability to continue as a going concern. The Partnership's investment in Jefferson Place has been written down to zero by prior year losses. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for Jefferson Place amounted to approximately $1,069,000, $1,016,000 and $1,154,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and its assets aggregated approximately $10,748,000 and $11,303,000 at December 31, 1995 and 1994, respectively.

            The terms of the mortgage note payable provide that the difference between the stated interest rate and the actual interest paid per month is accrued and added to the principal balance of the note, which requires no amortization until maturity on October 1, 2021.

Stop 22 Limited Partnership

            As of December 31, 1995 Stop 22 Limited Partnership ("Stop 22") had nine months interest in arrears, totaling $540,000. This constitutes an event under which the lender may declare the mortgage obligation in default. The lender and Stop 22 have conducted negotiations to modify the terms and to bring the mortgage obligation current. The modifications require the approval of the Special Limited Partner. Failure to successfully conclude such negotiations may result in the lender declaring the mortgage obligations in default and executing the lien on the property. This event raises serious questions as to the ability of Stop 22 to continue as a going concern. The Financial Statements of Stop 22 do not include any adjustments that might result from the outcome of this uncertainty.

            The terms and conditions of the financial agreements tentatively agreed to between Stop 22 and the lender are summarized as follows:

            (a) Interest Rate - The stated of the mortgage obligation would be reduced from 10% to 9% thereby reducing the corresponding payment rate from 8% to 7% and the monthly payment form $60,000 to $46,666.

            (b) A portion of the cash held in escrow totalling approximately $360,000 would be used to partially pay debt arrearage (totalling $540,000 as of the date hereof) with the balance of approximately $180,000 to be paid from the subsidiary partnership's funds and other funds made available to the subsidiary partnership by the Guarantors as an Operating Deficit Loan, as such term is defined in the partnership agreement.

            (c) A regulatory agreement will be executed under which the lender will receive additional rights to overview and monitor the subsidiary partnership's financial operations.

            (d) All other terms and conditions of the subsidiary partnership's documents as such term is defined in the partnership agreement shall remain in force and effect.

            As of December 31, 1995, such modification had not been approved by the lender or the partners.

            The Partnership's investment in Stop 22 was approximately $673,000 at March 31, 1996. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for this subsidiary partnership amounted to approximately $424,000, $446,000 and $522,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and its assets aggregated approximately $10,979,000 and $11,016,000 at December 31, 1995 and 1994.

Other Subsidiary Partnerships

         Four of the subsidiary partnerships are leasing the land on which the Projects are located for terms ranging from 28 to 99 years. At December 31, 1995, the subsidiary partnerships were committed to minimum annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,803,814 in total, thereafter.

Other

         The Partnership's investment in the Local Partnerships is subject to the risks incident to management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which, could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

         There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low- and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

         The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor. However, continued inflation should allow for appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.


Item 8.  Financial Statements and Supplementary Data.


                                                                               Sequential
                                                                                  Page
                                                                               ----------
(a)1.    Financial Statements

         Independent Auditors' Report                                              18

         Consolidated Balance Sheets at March 31, 1996 and 1995                   182

         Consolidated Statements of Operations for the years ended March
         31, 1996, 1995 and 1994                                                  183

         Consolidated Statements of Changes in Partners' Capital for the years
         ended March 31, 1996, 1995 and 1994                                      184

         Consolidated Statements of Cash Flows for the years ended March
         31, 1996, 1995 and 1994                                                  185

         Notes to Consolidated Financial Statements                               187

[Letterhead of Trien, Rosenberg, Felix,
                    Rosenberg, Barr & Weinberg, LLP]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


         We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) (the "Partnership") as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 1995 and 1994), and 59 (Fiscal 1993) subsidiary partnerships whose losses aggregated $14,773,600, $14,070,341 and $14,540,587 of the Partnership's net loss for the 1995, 1994 and 1993 Fiscal Years, respectively, and whose assets constituted 96% of the Partnership's assets at March 31, 1996 and 1995, presented in the accompanying consolidated financial statements. The financial statements of these 61 (Fiscal 1995 and 1994) and 59 (Fiscal 1993) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 1996 and 1995 and the results of their operations and cash flows for the years ended March 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

[Second Sheet of Trien, Rosenberg, Felix,
                    Rosenberg, Barr & Weinberg, LLP]


         As discussed in Note 10(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The three subsidiary partnerships' net losses after minority interests aggregated approximately $6,659,000 (Fiscal 1995), $6,261,000 (Fiscal 1994) and $7,502,000 (Fiscal 1993)
and their assets aggregated approximately $57,609,000 and $60,017,000 at March 31, 1996 and 1995, respectively. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 24, 1996

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ GROSSMAN, TUCHMAN & SHAH, LLP

New York, N.Y.
January 31, 1996

                      [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ GROSSMAN, TUCHMAN & SHAH

New York, N.Y.
January 27, 1995

                      [THEO CARSON & ASSOCIATES LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I have conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ THEO C. CARSON & ASSOCIATES
Theo C. Carson & Associates

February 12, 1996

                      [THEO CARSON & ASSOCIATES LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I have conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting Principles.

/s/ THEO C. CARSON & ASSOCIATES
Theo C. Carson & Associates

January 31, 1995

                       [COLE, EVANS & PETERSON LETTERHEAD]
                                January 29, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

    We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Cole, Evans & Peterson
Cole, Evans & Peterson

                       [COLE, EVANS & PETERSON LETTERHEAD]
                                February 1, 1995
                          INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

    We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 1994 and December 31, 1993, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ COLE, EVANS & PETERSON
Cole, Evans & Peterson

                            [PAUL DAMIANO LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIPO10 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1995, and the related statements of loss and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project No. HIPO10 as of December 31, 1995 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 13-17 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project No. HIPO10. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1996 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control structure and a report dated January 17, 1996 on its compliance with specific requirements applicable to RIHMFC programs.

/s/ PAUL DAMIANO

January 17, 1996

                            [PAUL DAMIANO LETTERHEAD]

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

    We have audited the accompanying balance sheet of Project No. HIPO10 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1994, and the related statements of loss and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly in, all material respects, the financial position of Project, No. HIPO10 as of December 31, 1994 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 13-17 are presented for the purposes of additional analysis and is not a required part of the basic financial statements of Project No. HIPO10. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ PAUL DAMIANO, CPA, P.C.

February 2, 1995

                            [PAUL DAMIANO LETTERHEAD]

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

    We have audited the accompanying balance sheet of Project No. HIPO10 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1993, and the related statements of loss and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Project No. HIPO10 as of December 31, 1993 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 12-16 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project No. HIPO10. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ PAUL DAMIANO CPA P.C.

January 24, 1994

                      [J.H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
RBM Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of RBM Associates (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 10, 1996

                        [J.H. WILLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
RBM Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of RBM Associates (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of it's operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. WILLIAMS & CO.

Kingston, Pennsylvania
February 12, 1995

                          [McKONLY & ASBURY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates                                 Farmers Home Administration
Lancaster, Pennsylvania                                  Allentown, Pennsylvania

    We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1996 on our consideration of Glenbrook Associates' internal control structure and a report dated January 22, 1996 on its compliance with laws and regulations.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 16 through 23 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ McKONLY & ASBURY

Harrisburg, Pennsylvania
January 22, 1996

                          [McKONLY & ASBURY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates                                 Farmers Home Administration
Lancaster, Pennsylvania                                  Allentown, Pennsylvania

    We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 through 21 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKONLY & ASBURY

Harrisburg, Pennsylvania
January 12, 1995

                       [M.L. BERGER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheet of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ M.L. BERGER & COMPANY

New York, New York
February 15, 1996

                       [M.L. BERGER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheet of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1994, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ M.L. BERGER & COMPANY

New York, New York
February 15, 1995

                            [RUBIN & KATZ LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheet of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1993, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A Newark Limited Partnership) as of December 31, 1993, and the results of its operations, changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ RUBIN & KATZ

New York, New York
February 15, 1994

                          [WESSEL & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

                                                                January 26, 1996

To the Partners of
Barclay Village II, Ltd.

    We have audited the accompanying balance sheet of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 26, 1996, on our consideration of Barclay Village II, Ltd.'s internal control structure, and a report dated January 26, 1996, on its compliance with Pennsylvania Housing Finance Agency regulations and laws.

    As described in Note 7 to the financial statements, the Partnership's beginning partners' capital has been restated to reflect a prior period adjustment to properly reflect partner distributions.

/s/ WESSEL & COMPANY
Wessel & Company
Certified Public Accountants

Johnstown, Pennsylvania

                         [ZUBAIR S. MANSORI LETTERHEAD]

February 27, 1995

To the Partners
Barclay Village II, Ltd. (a Limited Partnership)
Mechanicsburg, Pennsylvania

Gentlemen:

We have audited the accompanying balance sheet of Barclay Village II, Ltd. (a Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income, and cash flows and analysis of net worth for the year then ended. These financial statements are the responsibility of the Project's /Lender's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows and its analysis of net worth for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 through 25 are presented for the purposes of additional analysis and are

To the Partners
Barclay Village II, Ltd.
Page 2

not required part of the basic financial statements of Barclay Village II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ ZUBAIR S. MANSORI
Zubair S. Mansori

Johnstown, Pennsylvania
February 27, 1995

                     [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ GROSSMAN, TUCHMAN & SHAH, LLP

New York, N.Y.
February 2, 1996

                     [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ GROSSMAN, TUCHMAN & SHAH

New York, N.Y.
January 30, 1995

                         [DELOITTE & TOUCHE LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
R.P.P. Limited Dividend Housing
Association Limited Partnership
Detroit, Michigan

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of net loss, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership's difficulties in generating sufficient cash flow to repay debt and interest raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

April 25, 1996

                         [DELOITTE & TOUCHE LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
  R.P.P. Limited Dividend Housing
  Association Limited Partnership
Detroit, Michigan

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the "Partnership") as of December 31, 1994 and 1993, and the related statements of net loss, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership's difficulties in generating sufficient cash flow to repay debt and interest raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

February 13, 1995
(April 5, 1995 as to Note 7)

                         [CHESSER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential II, L.P.
Wichita, Kansas

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Chesser & Company

Wichita, Kansas

February 14, 1996

                         [CHESSER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential II, L.P.
Wichita, Kansas

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 1994 and 1993, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Chesser & Company

February 14, 1995

                       [M.L. BERGER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheet of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. as of December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ M.L. Berger & Company

New York, New York
February 16, 1996

                       [M.L. BERGER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheet of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ M.L. Berger & Company

New York, New York
February 15, 1995

                           [RUBIN & KATZ LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheet of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1993, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. (A Delaware Limited Partnership) as of December 31, 1993, and the results of its operations, changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Rubin & Katz

New York New York
February 15, 1994

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 11, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 16, 1995

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 11, 1996

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 13, 1995

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 15,1996

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 13, 1995

                            [ZINNER & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd., at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Zinner & Co.

January 16, 1996

                            [ZINNER & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
South Toledo Associates, Ltt.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (a limited partnership) as of December 31, 1994, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd., at December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Zinner & Co.

January 12, 1995

                            [ZINNER & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (a limited partnership) as of December 31, 1993, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd., at December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Zinner & Co.

January 9, 1994

                        [J. H. WILLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Dunlap School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Dunlap School Venture (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. Williams & Co., LLP

Kingston, Pennsylvania
February 8, 1996

                        [J. H. WILLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Dunlap School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Dunlap School Venture (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture (a Limited Partnership) at December 31, 1994 and 1993, and the results of it's operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. Williams & Co.

Kingston, Pennsylvania
February 4, 1995

                    [KOSTIN, RUFFKESS & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Philipsburg Elderly Housing Associates
PHFA Project #R-0210-8E


We have audited the accompanying balance sheet of Philipsburg Elderly Housing Associates as of December 31, 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Philipsburg Elderly Housing Associates as of December 31, 1994 were audited by other auditors whose report dated January 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditinq Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates at December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditinq Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1996 on our consideration of Philipsburg Elderly Housing Associates' internal control structure and a report dated January 16, 1996 on its compliance with laws and regulations.

Philipsburg Elderly Housing Associates
Page Two

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 16 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kostin, Ruffkess & Company, LLC

West Hartford , Connecticut
January 16, 1996

                        [BAKER NEWMAN & NOYES LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership):

We have audited the accompanying balance sheet of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 7, there were significant related party transactions between the Partnership and its partners.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1994, and the results of its operations and itS cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) for the year ended December 31, 1994 taken as a whole. The supplementary information included in Exhibit A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information requested by a limited partner. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1994 taken as a whole.

/s/ Baker Newman & Noyes

January 27, 1995                                       Limited Liability Company

                        [KPMG PEAT MARWICK LETTERHEAD]


To the Partners of Philipsburg Elderly Housing
(A Maine Limited Partnership):

We have audited the accompanying balance sheet of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 7, there were significant related party transactions between the Partnership and its partners.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) for the year ended December 31, 1993 taken as a whole. The supplementary information included in Exhibit A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information requested by a limited partner. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1993 taken as a whole.


                                        /s/ KPMG PEAT MARWICK

January 29, 1994

                 [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Franklin Elderly Housing Associates
(A Limited Partnership)
PHFA #R-0383-8E

                         INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Franklin Elderly Housing Associates as of December 31, 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Franklin Elderly Housing Associates as of December 31, 1994 were audited by other auditors whose report dated January 24, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates at December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Franklin Elderly Housing Associates
  (A Limited Partnership)
  Page Two

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 26, 1996 on our consideration of Franklin Elderly Housing Associates' internal control structure and a report dated January 26, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 16 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


/s/ KOSTIN, RUFFKESS & COMPANY

West Hartford, Connecticut
January 26, 1996

                       [BAKER NEWMAN & NOYES LETTERHEAD]

                         Independent Auditors' Report

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership):

We have audited the accompanying balance sheet of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 7, there were significant related party transactions between the Partnership and its partners.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Franklin Elderly Housing Associates (A Maine Limited Partnership) for the year ended December 31, 1994 taken as a whole. The supplementary information included in Exhibit A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information requested by a limited partner. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1994 taken as a whole.

                                             /s/ BAKER NEWMAN & NOYES

January 24, 1995                             Limited Liability Company

                         [KPMG PEAT MARWICK LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership):

We have audited the accompanying balance sheet of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 7, there were significant related party transactions between the Partnership and its partners.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Franklin Elderly Housing Associates (A Maine Limited Partnership) for the year ended December 31, 1993 taken as a whole. The supplementary information included in Exhibit A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information requested by a limited partner. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1993 taken as a whole.

                                        /s/ KPMG PEAT MARWICK

January 21, 1994

                 [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT

To The Partners
Wade D. Mertz Elderly Housing Associates
PHFA #R-0488-8E


We have audited the accompanying balance sheet of Wade D. Mertz Elderly Housing Associates, as of December 31, 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wade D. Mertz Elderly Housing Associates, as of December 31, 1994, were audited by other auditors whose report dated January 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates at December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1996 on our consideration of Wade D. Mertz Elderly Housing Associates' internal control structure and a report dated January 16, 1996 on its compliance with laws and regulations.

Wade D. Mertz Elderly Housing Associates
Page Two

our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 16 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ KOSTIN, RUFFKESS & COMPANY, LLC

West Hartford, Connecticut
January 16, 1996

                        [BAKER NEWMAN & NOYES LETTERHEAD]

                          Independent Auditors' Report

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership):

We have audited the accompanying balance sheet of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 7, there were significant related party transactions between the Partnership and its partners or their affiliates.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) for the year ended December 31, 1994 taken as a whole. The supplementary information included in Exhibit A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information requested by a limited partner. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1994 taken as a whole.

                                        /s/ BAKER NEWMAN & NOYES

January 24, 1995                        Limited Liability Company

                        [KPMG PEAT MARWICK LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership):

We have audited the accompanying balance sheet of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 7, there were significant related party transactions between the Partnership and its partners or their affiliates.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) for the year ended December 31, 1993 taken as a whole. The supplementary information included in Exhibit A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information requested by a limited partner. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1993 taken as a whole.

                                        /s/ KPMG PEAT MARWICK

January 29, 1994

                          [BICK FEDMAN & CO LETTERHEAD]

                          Independent Auditor's Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

     We have audited the accompanying balance sheet of Lancashire Towers Associates Limited Partnership (an Ohio Limited Partnership), as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancashire Towers Associates Limited Partnership as of December 31, 1994 were audited by other auditors whose report, dated January 20, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996 on our consideration of Lancashire Manor Associates Limited Partnership's internal control structure and a report dated January 24, 1996 on its compliance with laws and regulations.

                                        /s/ BICK FEDMAN & CO

Cleveland, Ohio
January 24, 1996

                         [CIUNI & PANICHI LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

     We have audited the accompanying balance sheet of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership), as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancashire Towers Associates Limited Partnership as of December 31, 1993 were audited by other auditors whose report, dated January 19, 1994, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        /s/ CIUNI & PANICHI

Cleveland, Ohio
January 20, 1995

                          [HAUSSER + TAYLOR LETTERHEAD]

General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

                         Independent Auditors' Report

     We have audited the accompanying balance sheet of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancashire Towers Associates Limited Partnership as of December 31, 1992 were audited by other auditors whose report, dated February 1, 1993, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        /s/ HAUSSER + TAYLOR

Cleveland, Ohio
January 19, 1994

                            [BICK FREDMAN LETTERHEAD]

                          Independent Auditor's Report

The General and Limited Partners
Northwood Associates Limited Partnership
Cleveland, Ohio

     We have audited the accompanying balance sheet of Northwood Associates Limited Partnership (an Ohio Limited Partnership), as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Northwood Associates Limited Partnership as of December 31, 1994 were audited by other auditors whose report, dated January 20, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of Northwood Associates Limited Partnership's internal control structure and a report dated January 30, 1996 on its compliance with laws and regulations.

                                /s/ BICK FREDMAN

Cleveland, Ohio
January 30, 1996

                         [CIUNI & PANICHI LETTERHEAD]

                         INDEPENDENT AUDITOR'S REPORT

General and Limited Partners
Northwood Associates Limited Partnership
Cleveland, Ohio

     We have audited the accompanying balance sheet of Northwood Associates Limited Partnership (An Ohio Limited partnership) as of December 31, 1994 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Northwood Associates Limited Partnership as of December 31, 1993 were audited by other auditors whose report, dated January 19, 1994, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited
Partnership   as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        /s/ CIUNI & PANICHI

Cleveland, Ohio
January 20, 1995

                        [HAUSSER + TAYLOR LETTERHEAD]

General and Limited Partners
Northwood Associates Limited Partnership
Cleveland, Ohio

                         Independent Auditors' Report

     We have audited the accompanying balance sheet of Northwood Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these finnncia1 statements based on our audit. The financial statements of Northwood Associates Limited Partnership as of December 31, 1992 were audited by other auditors whose report, dated February 1, 1993, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        /s/ HAUSSER + TAYLOR

Cleveland, Ohio
January 19, 1994

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.

     We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1995, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 21, 1996

                   [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.


     We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle" used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1994, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 23, 1995

                   [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.

          We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1993, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 24, 1994

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Florida Limited Partnership), HUD Project #063-94015, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' (deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion .

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in the report (shown on pages 14 through 19) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued the following reports dated January 15, 1996 concerning Brandywine Court Associates, L.P. (1) on the internal control structure, (2) on compliance with specific requirements applicable to major HUD programs, (3) on compliance with specific requirements applicable to affirmative fair housing, and (4) on compliance with applicable laws and regulations.


                                        /s/ SHORE, AVRACH & COMPANY, P.C.
                                        Certified Public Accountants

January 15, 1996

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

          We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Florida Limited Partnership), HUD Project #063-94015, as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 14 through 19) are presented for the purposes of additional analysis and are not a required part of the financial statements of Brandywine Court Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                           /s/ SHORE, AVRACH & COMPANY, P.C.
                                               Certified Public Accountants

January 24, 1995

                   [J. H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Art Apartments Associates (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
January 25, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Art Apartments Associates (a Limited Partnership) as of December 31, 1994 and the related statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement of Art Apartments Associates (a Limited Partnership) as of December 31, 1993 were audited by other auditors whose report dated February 2, 1994, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 1994, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 9 that were applied to restate the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ J. H.  WILLIAMS & CO., LLP

Kingston, Pennsylvania
January 18, 1995

                 [ANITA T. CONNER & ASSOCIATES, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Art Apartments Associates
Philadelphia, PA

We have audited the balance sheets of Art Apartments Associates (a Pennsylvania Limited Partnership) as of December 31, 1993 and 1992 and the related statements of profit and loss, partner's capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United states. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Art Apartments Associates as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The supplemental data included in this report has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ ANITA T. CONNER & ASSOCIATES, P.C.

Certified Public Accountant
February 2, 1994

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
The Village At Carriage Hills, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of The Village At Carriage Hills, Ltd., a limited partnership, RECD Project No.: 48-001-630980039 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village At Carriage Hills, Ltd., RECD Project No.: 48-001-630980039 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards. I have also issued a report dated February 22, 1996 on my consideration of The Village At Carriage Hills, Ltd., internal control structure and a report dated February 22, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 22, 1996

                     [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
The Village At Carriage Hills, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of the Village At Carriage Hills, Ltd., a limited partnership, FmHA Project No.: 48-001-630980039 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village At Carriage Hills, Ltd., FmHA Project No.: 48-001-630980039 as of December 31,1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 27, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

I have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RECD Project No.: 48-015-63097225 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RECD Project No.: 48-015-63097225 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 6, 1996 on my consideration of Mountainview Apartments, Ltd., internal control structure and a report dated February 6, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 6, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

I have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, FmHA Project No.: 48-015-63097225 as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., FmHA Project No.: 48-015-63097225 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 20, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
The Park Village, Ltd.
Jackson, Mississippi

I have audited the accompanying balance sheets of The Park Village, Ltd., a limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 24, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
The Park Village, Ltd.
Jackson, Mississippi

I have audited the accompanying balance sheets of The Park Village, Ltd., a limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed as supplemental information in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 24, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

I have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RECD Project No.: 01-005-630988076 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RECD Project No.: 01-005-630988076 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8,) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1996 on my consideration of River Oaks Apartments, Ltd., internal control structure and a report dated February 22, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 22, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

I have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, FmHA Project No.: 01-005-630988076 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., FmHA Project No.: 01-005-630988076 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 25, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Forrest Ridge Apartments, Ltd.
Forrest City, Arkansas

I have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RECD Project No.: 03-062-630899211 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RECD Project No.: 03-062-630899211 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1996 on my consideration of Forrest Ridge Apartments, Ltd., internal control structure and a report dated February 18, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.
February 18, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

To the Partners
Forrest Ridge Apartments, Ltd.
Forrest City, Arkansas

I have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, FmHA Project No.: 03-062-630899211 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., FmHA Project No.: 03-062-630899211 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.
February 28, 1995

              [SCHOONOVER, BOYER, GETTMAN & ASSOCIATES LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
(a Michigan limited partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1995 and 1994, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                     /s/ SCHOONOVER, BOYER, GETTMAN & ASSOCIATES

January 27, 1996

              [SCHOONOVER, BOYER, GETTMAN & ASSOCIATES LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
(a Michigan limited partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1994 and 1993, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                     /s/ SCHOONOVER, BOYER, GETTMAN & ASSOCIATES

January 27, 1995

                [PAILET, MEUNIER AND LeBLANC, L.L.P. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheet of HUD Project No. 064-35271 of the Redemptorist Limited Partnership, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financia1 statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 14, 1996, on our consideration of 655 North Street Limited Partnership's internal control structure and a report dated February 14, 1996, on its compliance with specific requirements applicable to major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 19 to 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         /s/ PAILET, MEUNIER AND LeBLANC, L.L.P.

Metairie, Louisiana
February 14, 1996

                [PAILET, MEUNIER AND LeBLANC, L.L.P. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheet of HUD Project No. 064-35271 of the Redemptorist Limited Partnership, as of December 31, 1994, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental data is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental data has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         /s/ PAILET, MEUNIER AND LeBLANC, L.L.P.

Metairie, Louisiana
January 27, 1995

                [PAILET, MEUNIER AND LeBLANC, L.L.P. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheet of HUD Project No. 064-35271 of the Redemptorist Limited Partnership, as of December 31, 1993, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental data is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental data has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         /s/ PAILET, MEUNIER AND LeBLANC, L.L.P.

Metairie, Louisiana
February 5, 1994

                      [J. MANNING WINIKUS & CO. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
New York, New York 10029

Gentlemen:

We have audited the accompanying balance sheet of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1995 and the related statements of loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ J. MANNING WINIKUS & CO.
New York, New York
February 13, 1996

                      [J. MANNING WINIKUS & CO. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
New York, New York 10029

Gentlemen:

We have audited the accompanying balance sheet of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1994 and the related statements of loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ J. MANNING WINIKUS & CO.

New York, New York
February 7, 1995

                      [J. MANNING WINIKUS & CO. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
New York, New York 10029

We have audited the accompanying balance sheet of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1993 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ J. MANNING WINIKUS & CO.

New York, New York
February 4, 1994

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Broadhurst Willows, L.P.

We have audited the accompanying balance sheet of Broadhurst Willows, L.P. as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadhurst Willows, L.P. as of December 31, 1995 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                           /s/ TRIEN, ROSENBERG, FELIX,
                                                 ROSENBERG, BARR & WEINBERG, LLP

February 13, 1996

        [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Broadhurst Willows, L.P.

We have audited the accompanying balance sheet of Broadhurst Willows, L.P. as of December 31, 1994, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadhurst Willows, L.P. as of December 31, 1994 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ TRIEN, ROSENBERG, FELIX,
                                                 ROSENBERG, BARR & WEINBERG

February 9, 1995

        [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Broadhurst Willows, L.P.

We have audited the accompanying balance sheet of Broadhurst Willows, L.P. as of December 31, 1993, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadhurst Willows, L.P. as of December 31, 1993 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ TRIEN, ROSENBERG, FELIX,
                                                 ROSENBERG, BARR & WEINBERG

February 28, 1994

                     [MERINA McCOY GERRITZ, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Weidler Associates Limited Partnership

We have audited the accompanying balance sheets of the Weidler Associates Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ MERINA McCOY GERRITZ

Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 26, 1996

                     [MERINA McCOY GERRITZ, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Weidler Associates Limited Partnership

We have audited the accompanying balance sheets of the Weidler Associates Limited Partnership as of December 31, 1994 and 1993, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ MERINA McCOY GERRITZ

Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 3, 1995

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A South Carolina Limited Partnership), HUD Project #054-36627, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' (deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in the report (shown on pages 14 through 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued the following reports dated January 20, 1996 concerning Gentle Pines - West Columbia Associates, L.P. (1) on the internal control structure, (2) on compliance with specific requirements applicable to major HUD programs, (3) on compliance with specific requirements applicable to affirmative fair housing, and (4) on compliance with applicable laws and regulations.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 20, 1996

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Gentle Pines - West Columbia
Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheet of Gentle Pines - West Columbia Associates, L.P. (A South Carolina Limited Partnership), HUD Project #054-36627, as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 14 through 20) are presented for the purposes of additional analysis and are not a required part of the financial statements of Gentle Pines - West Columbia Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants
February 8, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

I have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RECD Project No.: 01-060-630996944 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RECD Project No.: 01-060-630996944 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 7, 1996 on my consideration of Lake Forest Estates II, Ltd., internal control structure and a report dated February 7, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 7, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

I have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, FmHA Project No.: 01-060-630996944 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., FmHA Project No.: 01-060-630996944 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through II for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

January 25, 1995

                       [AMILCAR TORRES RIVERA LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

     I have audited the accompanying balance sheet of Las Camelias Limited Partnership as of December 31, 1995, and the related statement of loss, changes in Partner's equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 1995, and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ AMILCAR TORRES RIVERA
                                                     AMILCAR TORRES RIVERA, CPA

Stamp #1320017 of the
Puerto Rico Society of
CPA's has been affixed
to the original.

San Juan, Puerto Rico
January 29, 1996

                       [AMILCAR TORRES RIVERA LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

     I have audited the accompanying balance sheet of Las Camelias Limited Partnership as of December 31, 1995, and the related statement of loss, changes in Partner's equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 1995, and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 29, 1996; on my consideration of Las Camelias Limited Partnership's internal control structure, and reports dated January 29, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to compliance with laws and regulations based on an Audit of Financial Statements.

     The supporting data included in the report (shown on pages 13 to 27) is presented for the purposes of additional analysis and are not a required part of the basic financial statements of Las Camelias Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

                                                 /s/ AMILCAR TORRES RIVERA
                                                     AMILCAR TORRES RIVERA, CPA

Stamp #1319985 of the
Puerto Rico Society of
CPA's has been affixed
to the original.

San Juan, Puerto Rico
January 29, 1996

                       [AMILCAR TORRES RIVERA LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT
To the Partners
Las Camelias Limited Partnership
San Juan, Puerto Rico

     I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations and changes in Partner's equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership, at December 31, 1994 and 1993, and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.

                            /s/ AMILCAR TORRES RIVERA
                                AMILCAR TORRES RIVERA, CPA
                                License No. 1876

Stamp #1261781 was
affixed to the original

San Juan, Puerto Rico
February 3, 1995

                     [DAVID W. SCOTT, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

I have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1995, and the related statements of operations, changes in partnerships' capital, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                   /s/ DAVID W. SCOTT, CPA, P.C.
                                                       David W. Scott, CPA, P.C.

Portland, Oregon
February 14, 1996

                     [DAVID W. SCOTT, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

I have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1994, and the related statements of operations, changes in partnerships' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                   /s/ DAVID W. SCOTT, CPA, P.C.
                                                       DAVID W. SCOTT, CPA, P.C.

Portland, Oregon
February 14, 1995

                     [DAVID W. SCOTT, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

I have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1993, and the related statements of income, changes in partners' capital, and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1993, and the results of its operations and its cash flows for the year ended December 31,1993, in conformity with generally accepted accounting principles.

                                                   /s/ DAVID W. SCOTT, CPA, P.C.
                                                       DAVID W. SCOTT, CPA, P.C.

Portland, Oregon
February 23, 1994

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

     We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 27, 1996 on our consideration of Broadway Townhouses Limited Partnership internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                          Federal Employer
January 27, 1996                              Identification Number:
                                              52-1088612

Audit Principal: Lester A. Kanis

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

     We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materia1 misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1994, and the results of its operations, the changes in partners' capital (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                          Federal Employer
January 27, 1995                              Identification Number:
                                              52-1088612

Audit Principal: Lester A. Kanis

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          Independent Auditors' Report

To the Partners
Broadway Townhouses L.P.

     We have audited the accompanying balance sheet of Broadway Townhouses L.P. (a New Jersey limited partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1993, and the results of its operations, the changes in partners' capital (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                          Federal Employer
February 1, 1994                              Identification Number:
                                              52-1088612

Lead Auditor: Lester A. Kanis

                  [KEVANE PETERSON SOTO & PASARELL LETTERHEAD]

                          Independent Auditors' Report

To the Partners of
PUERTO RICO HISTORIC ZONE
LIMITED DIVIDEND PARTNERSHIP:

     We have audited the accompanying statements of financial position of PUERTO RICO HISTORIC ZONE LTD DIVIDEND PARTNERSHIP (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related statements of profit and loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PUERTO RICO HISTORIC ZONE LTD DIVIDEND PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                             /s/ KEVANE PETERSON SOTO & PASARELL

San Juan, Puerto Rico,
February 2, 1996.

1332615
Seal of the College of
Certified Public Accountants
of Puerto Rico

                  [KEVANE PETERSON SOTO & PASARELL LETTERHEAD]

                          Independent Auditors' Report

To the Partners of
Puerto Rico Historic Zone Limited
Dividend Partnership:

     We have audited the accompanying statements of financial position of PUERTO RICO HISTORIC ZONE LIMITED DIVIDEND PARTNERSHIP (a Massachusetts limited partnership) as of December 31, 1994 and 1993, and the related statements of loss, partners' equity and cash flows for the years then ended. These financia1 statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1994 and 1993, and the results of its operations, changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                 /s/ KEVANE PETERSON SOTO & PASARELL

San Juan, Puerto Rico,
April 7, 1995.

Seal of the College of
Certified Public Accountants
of Puerto Rico

        [CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1995, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1995 and the results of its operations and its cash flows and its changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 12 through 17) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Citrus Meadows Apartments, Ltd.'s internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

                                                /s/ CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

                                                    CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

February 12, 1996

        [CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1994, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1994 and the results of its operations and its cash flows and its changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 14 through 19) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                                /s/ CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

                                                    CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

January 24, 1995

        [CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1993, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1993 and the results of its operations and its cash flows and its changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

As discussed in NOTE 2 to the financial statements, the Partnership changed its definition of cash and cash equivalents. Accordingly, an adjustment has been made to the cash and cash equivalent balance as of December 31, 1992.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 13 through 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                                /s/ CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

                                                    CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

January 27, 1994

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Sartain School Venture (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 7, 1996

                        [J. H. WILLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Sartain School Venture (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J. H.  WILLIAMS & CO.

Kingston, Pennsylvania
February 7, 1995

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Florida Limited Partnership), HUD Project #066-36678, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in the report (shown on pages 14 through 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued the following reports dated January 29, 1996 concerning Driftwood Terrace Associates, Ltd. (1) on the internal control structure, (2) on compliance with specific requirements applicable to major HUD programs, (3) on compliance with specific requirements applicable to affirmative fair housing, and (4) on compliance with applicable laws and regulations.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 29, 1996

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

     We have audited the accompanying balance sheet of Driftwood Terrace Associates, Ltd. (A Florida Limited Partnership), HUD Project #066-36678, as of December 31, 1994 and 1993 and the related statements of profit and loss, partners' capital (deficit) and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 15 through 20) are presented for the purposes of additional analysis and are not a required part of the financial statements of Driftwood Terrace Associates, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 18, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

I have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RECD Project No.: 48-30-621264791 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RECD Project No.:
48-30-621264791 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1996 on my consideration of Holly Hill, Ltd., internal control structure and a report dated February 23, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

I have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, FmHA Project No.: 48-30-621264791 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., FmHA Project No.:
48-30-621264791 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 23, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RECD Project No.: 48-032-630957575 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RECD Project No.: 48-032-630957575 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1996 on my consideration of Mayfair Apartments, Ltd., internal control structure and a report dated February 24, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.
February 24, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, FmHA Project No.: 48-032-630957575 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., FmHA Project No.: 48-032-630957575 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 23, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

I have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RECD Project No.: 01-055-630971151 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RECD Project No.: 01-055-630971151 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1996 on my consideration of Foxcroft Apartments, Ltd., internal control structure and a report dated February 23, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

I have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, FmHA Project No.: 01-055-630971151 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., FmHA Project No.: 01-055-630971151 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 22, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

I have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RECD Project No.: 28-067-630979083 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RECD Project No.: 28-067-630979083 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1996 on my consideration of Canterbury Apartments, Ltd., internal control structure and a report dated February 22, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 22, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

I have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, FmHA Project No.: 28-067-630979083 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., FmHA Project No.: 28-067-630979083 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 24, 1995

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

     We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                  /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 23, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

     We have audited the accompanying balance sheet of Cutler Canal III Associates, Ltd., as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd. as of December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ REZNICK FEDDER & SILVERMAN
                                                  /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 20, 1995

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          Independent Auditors' Report

To the Partners
Cutler Canal III Associates, Ltd.

     We have audited the accompanying balance sheet of Cutler Canal III Associates, Ltd., (a Florida limited partnership), as of December 31, 1993, and the related statements of earnings, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd. as of December 31, 1993 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 20, 1994

               [MUELLER, PROST, PURK & WILLBRAND, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Partners
Jefferson Place, L.P.
Omaha, Nebraska


We have audited the accompanying balance sheet of Jefferson Place, L.P., (a Missouri Limited Partnership) (the "Partnership"), as of December 31, 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has experienced recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ MUELLER, PROST, PURK & WILLBRAND, P.C.
                                               Certified Public Accountants
January 26, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Partners
Jefferson Place, L.P.

We have audited the accompanying balance sheet of Jefferson Place, L.P. (a Missouri limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 3 and 8 to the financial statements, the holder of the mortgage note payable of Jefferson Place, L.P. has agreed not to declare a default under the terms of the mortgage note.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                              /s/ COOPERS & LYBRAND LLP

Omaha, Nebraska
January 27, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RECD Project No.: 48-001-581172107 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RECD Project No.: 48-001-581172107 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1996 on my consideration of Callaway Village, Ltd., internal control structure and a report dated February 22, 1996 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 22, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, FmHA Project No.: 48-001-581172107 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., FmHA Project No.: 48-001-581172107 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DONALD W. CAUSEY, CPA, P.C.

February 20, 1995

                     [HALBERT, KATZ & CO., P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 1995 and December 31, 1994, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 1995 and December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996, on our consideration of Commerce Square Apartments Associates, L.P.'s, internal control structure.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 12 to 14) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ HALBERT, KATZ & CO., P.C.

January 30, 1996

                     [HALBERT, KATZ & CO., P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 1994 and December 31, 1993, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 1994 and December 31, 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 12 to 14) are presented for the purposes of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ HALBERT, KATZ & CO., P.C.

January 31, 1995

                        [KENNETH J. SCHUSTER LETTERHEAD]

To The Partners' of
West 132nd Development Partnership
(A New York Limited Partnership)

We have audited the balance sheet of West 132nd Development Partnership as of December 31, 1995, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, at December 31, 1995 and the results of their operations, changes in Partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                  /s/ KENNETH J. SCHUSTER
                                Certified Public Accountant

February 7, 1996
Syosset, New York

                        [KENNETH J. SCHUSTER LETTERHEAD]

To The Partners' of
West 132nd Development Partnership
(A New York Limited Partnership)

We have audited the balance sheet of West 132nd Development Partnership as of December 31, 1994, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, at December 31, 1994 and the results of their operations, changes in Partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                  /s/ KENNETH J. SCHUSTER
                                Certified Public Accountant

March 9, 1995
Syosset, New York

                    [CHARLES SCHNEIDER, CPA, P.C.-LETTERHEAD]


To The Partners of
West 132nd Development Partnership
(A New York Limited Partnership)

We have audited the balance sheet of West 132nd Development Partnership as of December 31, 1993 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ CHARLES SCHNEIDER, CPA, P.C.

February 28, 1994
Brooklyn, New York

                         [STEVEN M. WEINBERG-LETTERHEAD]

To the Partners
Site H Development Company
(A Limited Partnership)

I have audited the accompanying statement of assets, liabilities, and partners' capital of Site H Development Company (a Limited Partnership) as of December 31, 1995, and the related statements of revenues and expenses and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require the I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital as of December 31, 1995, and its revenues and expenses, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1994 were audited by another accounting firm, and they expressed an unqualified opinion on them in their report dated April 26, 1995, but they have not performed any auditing procedures since that date.

/S/ STEVEN M. WEINBERG

Brooklyn, New York
March 6, 1996

                      [MILLER, BLAKENEY & CO.-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Site H Development Company:

We have audited the accompanying balance sheet of Site H Development Company (A New York Limited Partnership) as of December 31, 1994 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Site H Development Company as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ MILLER, BLAKENEY & CO.

New York, New York
April 26, 1995

                      [MILLER, BLAKENEY & CO.-LETTERHEAD]

                          Independent Auditors' Report

The Partners
Site H Development Company (A Limited Partnership)
515 Court Street
Brooklyn, New York 11231

      We have audited the accompanying balance sheet of Site H Development Company (A New York Limited Partnership) as of December 31, 1993 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Site H Development Company as of December 31, 1993 and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ MILLER, BLAKENEY & CO.

New York, New York
June 3, 1994

                       [ASHER & COMPANY, LTD.-LETTERHEAD]

                          Independent Auditors' Report

The Partners
L.I.H. Chestnut Associates, L.P.
Philadelphia, Pennsylvania

      We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (a Pennsylvania Limited Partnership) as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ ASHER & COMPANY, LTD.

ASHER & COMPANY, Ltd.

February 28, 1996, except for the last
  paragraph Note F(a) as to which the
  date is May 20, 1996

                        [ASHER & COMPANY Ltd.-LETTERHEAD]

                          Independent Auditors' Report

The Partners
L.I.H. Chestnut Associates, L.P.
Philadelphia, Pennsylvania

      We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania Limited Partnership) as of December 31, 1994 and 1993 and the related statements of profit and loss, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ASHER & COMPANY, LTD.

ASHER & COMPANY, Ltd.

February 7, 1995

                      [J.H. WILLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Phase II Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Diamond Phase II Venture (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ J. H. WILLIAMS & CO. LLP

Kingston, Pennsylvania
February 10, 1996

                      [J.H. WILLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Phase II Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Diamond Phase II Venture (a Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J. H. WILLIAMS & CO.

Kingston, Pennsylvania
February 12, 1995

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Bookbindery Associates (a Limited Partnership)
Reading, Pennsylvania

We have audited the accompanying balance sheets of Bookbindery Associates (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and its contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ J.H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 7, 1996

                    [J. H. WILLIAMS & CO.-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Bookbindery Associates (a Limited Partnership)
Reading, Pennsylvania

We have audited the accompanying balance sheets of Bookbindery Associates (a Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and its contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. WILLIAMS & CO.

Kingston, Pennsylvania
February 6, 1995

                    [HABIF, AROGETI & WYNNE, P.C.-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheet of THE HAMLET, LTD. [A FLORIDA LIMITED PARTNERSHIP] as of December 31, 1995, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of THE HAMLET, LTD. [A FLORIDA LIMITED PARTNERSHIP] as of December 31, 1994 were audited by other auditors whose report dated March 10, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of THE HAMLET, LTD. [A FLORIDA LIMITED PARTNERSHIP] as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ HABIF, AROGETI & WYNNE, P.C.

Atlanta, Georgia
January 31, 1996

                       [DELOITTE & TOUCHE LLP-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners
 of The Hamlet, Ltd.
Boynton Beach, Florida

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche, LLP

March 10, 1995

                       [ARMANDO A. SUAREZ CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of Stop 22
 Limited Partnership
San Juan, Puerto Rico

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, a Delaware limited partnership (HUD Project No. R2 46-E-006-014 and R2 46-E-001-013), as of December 31, 1995 and the related statements of loss, cash flows and changes in partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

As more fully explained in Notes D and E, the partnership experienced substantial operating deficits during the year just ended and had nine months interest in arrears on its mortgage loan. As of the date of this report the Lender and the Partnership were conducting negotiations to revise the loan terms. Failure to successfully conclude such negotiation may result on a default of the loan and foreclosure. Also, as explained on Note E, the Partnership has not recognized a claim for $70,000 instituted against the Municipality of San Juan for retroactive rent increases due under the Housing Assistant Payment Contract since there is an uncertainty as to its collection.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in pages 19 through 32 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Stop 22 Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                    /s/ Armando A. Suarez, CPA

                                                        Armando A. Suarez, CPA

February 1, 1996
San Juan, Puerto Rico

The stamp No.1328737 of the P.R. Society of CPA's was affixed to the original of this report.

                       [ARMANDO A. SUAREZ CPA-LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of Stop 22
 Limited Partnership
San Juan, Puerto Rico

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, a Delaware limited partnership (HUD Project No. R2 46-E-006-014 and R2 46-E-001-013), as of December 31, 1994 and the related statements of loss, cash flows and changes in partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

As more fully explained in Note F, the partnership experienced operating deficit during this year and had five months interest in arrears on its mortgage loan. Also, the Municipality of San Juan, as Public Housing Agency administering the Housing Assistance Payment Contract has not established the rents in accordance with HUD determinations. The financial statements do not consider adjustments for the resulting effect that may arise from these events.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in pages 19 through 31 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Stop 22 Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                   /s/ Armando A. Suarez, CPA

                                                       Armando A. Suarez, CPA

April 5, 1995
San Juan, Puerto Rico

The stamp No.1257865 of the P.R. Society of CPA's was affixed to the original of this report.

                       [ARMANDO A. SUAREZ CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of Stop 22
Limited Partnership
San Juan, Puerto Rico

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, a Delaware limited partnership (HUD Project No. R2 46-E-006-014 and R2 46-E-001-013), as of December 31, 1993 and the related statements of loss, cash flows and changes in partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

As more fully explained in Note F, the partnership experienced operating deficit during this year and had two months interest in arrears on its mortgage loan.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in pages 19 through 31 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Stop 22 Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                     /s/ Armando A. Suarez, CPA

                                                         Armando A. Suarez, CPA

January 31, 1994
San Juan, Puerto Rico

The stamp No. 1209630 of the Puerto Rico
Society of CPA's was affixed to the
original of this report.

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Knob Hill Apartments, Ltd., a limited partnership, RECD Project No.: 48-032-638979224 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RECD Project No.: 48-032-638979224 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1996 on my consideration of Knob Hill Apartments, Ltd., internal control structure and a report dated February 23, 1996 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Knob Hill Apartments, Ltd., a limited partnership, FmHA Project No.: 48-032-638979224 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., FmHA Project No.: 48-032-638979224 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey, CPA, P.C.

February 23, 1995

                  [CORTLAND L. BROVITZ & CO., P.C.-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Conifer James Street Associates
(A Limited Partnership):

We have audited the balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 1995 and 1994 and the related statements of changes in partners' capital operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            Respectfully Submitted,

                                            /s/ Cortland L. Brovitz & Co., P.C.

                                            Cortland L. Brovitz & Co., P.C.
                                            Certified Public Accountants

Rochester, New York
January 22, 1996

                  [CORTLAND L. BROVITZ & CO., P.C.-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates:

We have audited the accompanying balance sheets of Conifer James Street Associates accompanying as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates as of December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             Respectfully Submitted,

                                             /s/ Cortland L. Brovitz & Co., P.C.

                                             Cortland L. Brovitz & Co., P.C.
                                             Certified Public Accountants

Rochester, New York
January 26, 1995

                             [RBG & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 1995 and 1994 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Rubin, Brown, Gornstein & Co. LLP

January 23, 1996

                   [RUBIN, BROWN, GORNSTEIN & CO.-LETTERHEAD]

                          Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 1994 and 1993 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              /s/ Rubin, Brown, Gornstein & Co.

January 19, 1995

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31
                                                                 --------------------------------
                                                                     1996                1995
                                                                 ------------        ------------
                                           ASSETS

Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 10)                               $270,715,006        $281,326,489
Cash and cash equivalents (Notes 2 and 10)                          8,420,959           9,046,621
Cash held in escrow (Note 5)                                       16,832,443          17,028,321
Deferred costs - less accumulated amortization (Notes 2 and 6)      3,845,726           4,139,852
Other assets                                                        2,307,734           2,469,408
                                                                 ------------        ------------

  Total assets                                                   $302,121,868        $314,010,691
                                                                 ============        ============


                             LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable (Note 7)                                  $201,604,094        $203,053,298
Due to debt guarantor (Notes 7 and 10a)                            18,971,667          15,672,323
  Accounts payable and other liabilities                           21,196,194          19,289,715
Due to local general partners and affiliates (Note 8)              13,117,342          13,303,780
Due to general partners and affiliates (Note 8)                     2,316,069           1,483,994
                                                                 ------------        ------------
                                                                  257,205,366         252,803,110
                                                                 ------------        ------------

Minority interest (Note 2)                                          1,763,731           2,286,346
                                                                 ------------        ------------

Commitments and contingencies (Notes 7, 8 and 10)
Partners' capital:
  Limited partners (150,000 BACs authorized; 139,101.5
   issued and outstanding) (Note 1)                                43,956,700          59,567,479
  General partners                                                   (803,929)           (646,244)

  Total partners' capital                                          43,152,771          58,921,235
                                                                 ------------        ------------

  Total liabilities and partners' capital                        $302,121,868        $314,010,691
                                                                 ============        ============





See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Years Ended March 31
                                                       -----------------------------------------------------
                                                            1996               1995                 1994
                                                       -------------       -------------       -------------

Revenues
  Rental income                                        $  31,252,634       $  30,504,144       $  29,233,178
  Other                                                    1,959,274           1,933,443           2,138,729
                                                       -------------       -------------       -------------

                                                          33,211,908          32,437,587          31,371,907
                                                       -------------       -------------       -------------

Expenses
  General and administrative                               6,158,752           5,681,223           5,617,245
  General and administrative-related parties (Note 8)      2,637,073           2,840,531           2,045,711
  Repairs and maintenance                                  4,331,313           4,168,229           3,676,672
  Operating and other                                      4,260,943           4,239,490           4,272,216
  Real estate taxes                                        1,989,457           1,847,964           1,774,738
  Insurance                                                1,514,776           1,531,627           1,387,895
  Interest                                                16,061,865          15,684,867          16,817,938
  Depreciation and amortization                           12,179,855          11,903,255          12,137,008
                                                       -------------       -------------       -------------

                                                          49,134,034          47,897,186          47,729,423
                                                       -------------       -------------       -------------

Loss before minority interest                            (15,922,126)        (15,459,599)        (16,357,516)

Minority interest in loss of subsidiary partnerships         153,662             158,671             152,604
                                                       -------------       -------------       -------------

Net loss                                               $ (15,768,464)      $ (15,300,928)      $ (16,204,912)
                                                       =============       =============       =============
Net loss per limited partners                          $ (15,610,779)      $ (15,147,919)      $ (16,042,863)
                                                       =============       =============       =============
Number of BACs outstanding                                 139,101.5           139,101.5           139,101.5
                                                       =============       =============       =============
Net loss per BAC                                       $     (112,23)      $     (108.90)      $     (115.33)
                                                       =============       =============       =============








See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED MARCH 31, 1994, 1995 AND 1996





                                          Total      Limited Partners   General Partners
                                      ------------   ----------------   ----------------
Partners' capital - April 1, 1993     $ 90,427,075     $ 90,758,261        $(331,186)

Net loss, year ended March 31, 1994    (16,204,912)     (16,042,863)        (162,049)
                                      ------------     ------------        ---------

Partners' capital - March 31, 1994      74,222,163       74,715,398         (493,235)

Net loss, year ended March 31, 1995    (15,300,928)     (15,147,919)        (153,009)
                                      ------------     ------------        ---------

Partners' capital - March 31, 1995      58,921,235       59,567,479         (646,244)

Net loss, year ended March 31, 1996    (15,768,464)     (15,610,779)        (157,685)
                                      ------------     ------------        ---------

Partners' capital - March 31, 1996    $ 43,152,771     $ 43,956,700        $(803,929)
                                      ============     ============        =========










See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                           Years Ended March 31
                                                            -----------------------------------------------------
                                                                1996                1995                1994
                                                            ------------        ------------        ------------
Cash flows from operating activities:

  Net loss                                                  $(15,768,464)       $(15,300,928)       $(16,204,912)
                                                            ------------        ------------        ------------

  Adjustments to reconcile net loss to net cash provided
   by operating activities:
  Depreciation and amortization                               12,179,855          11,903,255          12,137,008
  Minority interest in loss of subsidiary partnerships          (153,662)           (158,671)           (152,604)
  (Increase) decrease in assets
   Cash held in escrow                                           144,143            (441,175)         (1,689,274)
   Other assets                                                  161,674            (348,530)          1,178,249
  Increase (decrease) in liabilities
   Accounts payable and other liabilities                      2,021,307           2,014,504           2,402,038
   Due to local general partners and affiliates                  527,219             166,447           1,929,123
   Due to local general partners and affiliates                        0            (402,232)         (1,046,733)
   Due to general partners and affiliates                        832,075             407,761             752,662
   Due to debt guarantor                                       2,724,344           3,508,023           3,145,989
                                                            ------------        ------------        ------------

  Total adjustments                                           18,436,955          16,649,382          18,656,458
                                                            ------------        ------------        ------------

  Net cash provided by operating activities                    2,668,491           1,348,454           2,451,546
                                                            ------------        ------------        ------------

Cash flows from investing activities:

  Acquisition of property and equipment, net                  (1,274,246)           (996,858)         (1,382,645)
  (Increase) decrease in cash held in escrow                    (327,512)           (679,249)          5,082,934
  Decrease in cash held in escrow for real estate investments    379,247             672,600           2,479,828
  Increase in due to local general partners and affiliates        60,000             307,622             118,220
  Decrease in due to local general partners and affiliates      (773,729)           (378,771)         (7,439,602)
                                                            ------------        ------------        ------------


  Net cash (used in) investing activities                     (1,936,240)         (1,074,656)         (1,141,265)
                                                            ------------        ------------        ------------

Net cash from operating and investing activities,
  carried forward                                                732,251             273,798           1,310,281
                                                            ------------        ------------        ------------





See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        Years Ended March 31,
                                                               --------------------------------------
                                                                   1996         1995         1994
                                                               -----------   ----------    ----------
Net cash from operating and investing activities,
  brought forward                                                  732,251      273,798     1,310,281
                                                               -----------   ----------    ----------
Cash flows from financing activities:

  Increase in other deferred costs                                       0       (5,334)     (194,661)
  Repayments on mortgage notes                                    (989,032)    (878,814)      (63,088)
  Borrowings on mortgage notes                                           0       22,605             0
  Due to debt guarantor                                                  0      184,172             0
  Increase in due to local general partners and affiliates              72       10,929             0
  Decrease in due to local general partners and affiliates
  (Decrease) in capitalization of consolidated
   subsidiaries attributable to minority interest                 (368,953)     (91,998)     (190,054)
                                                               -----------   ----------    ----------

  Net cash (used in) financing activities                       (1,357,913)    (758,440)     (447,803)
                                                               -----------   ----------    ----------

Net increase (decrease) in cash and cash equivalents              (625,662)    (484,642)      862,478

Cash and cash equivalents at beginning of year                   9,046,621    9,531,263     8,668,785
                                                               -----------   ----------    ----------

Cash and cash equivalents at end of year                       $ 8,420,959   $9,046,621    $9,531,263
                                                               ===========   ==========    ==========
Supplemental disclosure of cash flows information:

  Cash paid during the year for interest                       $10,331,751   $9,961,900    $9,830,905

Supplemental disclosures of noncash investing and financing activities:

  Repayment of mortgage notes advanced by
   debt guarantor                                              $   575,000   $  540,000    $ 505,000
  Increase in mortgage notes reclassified from accounts
   payable and other liabilities                                   114,828      103,943            0
  Construction notes payable satisfied through mortgage
   notes payable                                                         0            0    1,832,000
  Conversion of notes payable to partners' equity                        0      230,920            0










See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE 1  -   General

         Liberty Tax Credit Plus III L.P. (A Delaware Limited Partnership) (the "Partnership"), was organized on November 17, 1988. The Partnership had no operations until commencement of the public offering on May 2, 1989.

         The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit").

         The Partnership has acquired interests in 62 Local Partnerships as of March 31, 1996 and no further acquisitions are anticipated.

         The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 1996, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

         The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.


NOTE 2  -   Summary of Significant Accounting Policies

         a) Basis of Consolidation

            The consolidated financial statements include the accounts of the Partnership and 62 subsidiary partnerships in which the Partnership is the principal limited partner.

            For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31.

            All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

            Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

            Losses attributable to minority interest which exceed the minority interest's investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $283,000, $274,000 and $302,000 for the years ended March 31, 1996, 1995 and 1994, respectively (the 1995, 1994 and 1993 fiscal years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2  -   Summary of Significant Accounting Policies (Continued)

         a) Basis of Consolidation (Continued)

less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

         b) Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

         c) Property and Equipment

            Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. (Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

         d) Income Taxes

            The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (see
Note 9).

         e) Organization and Offering Costs

            Costs incurred to organize the Partnership including but not limited to legal, accounting, and registration fees, are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital. (See Note 8).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2  -   Summary of Significant Accounting Policies (Continued)

         f) Acquisition Fees and Expenses

            Acquisition fees and other acquisition expenses incurred are charged to the property accounts based on the cost of properties acquired.

         g) Loss Contingencies

            The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

         h) Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         i) Accounting Pronouncements Not Yet Implemented

            In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset, and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

            Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

         j) Reclassification of Financial Statement Presentation

            Certain reclassification have been made to the Fiscal 1994 and 1993 Financial Statements to conform with the Fiscal 1995 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.


NOTE 3  -   Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

         Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

         The carrying amount approximates fair value.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 3  -   Fair Value of Financial Instruments (Continued)

         Mortgage Notes Payable

         The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

         The estimated fair values of the Partnership's mortgage note payable are as follows:


                                                             March 31, 1996                March 31, 1995
                                                       --------------------------    --------------------------
                                                         Carrying                     Carrying
          Mortgage Notes Payable for which it is:         Amount      Fair Value       Amount        Fair Value
                                                       -----------    -----------    -----------    -----------
          Practicable to estimate fair value           $24,470,522    $25,954,026    $24,683,571    $22,742,780
          Not Practicable                              177,133,572            (a)    178,369,727            (a)


          (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

              The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

         The components of property and equipment are as follows:


                                                     March 31
                                         -------------------------------        Estimated Useful
                                             1996                1995                 Lives
                                         ------------       ------------        ----------------
         Land                           $  12,894,634       $ 12,894,634              -
         Building and improvements        313,826,317        312,865,082        15 to 40 years
         Other                              5,808,078          5,523,509         5 to 10 years
                                         ------------       ------------
                                          332,529,029        331,283,225
         Less:  Accumulated depreciation  (61,814,023)       (49,956,736)
                                         ------------       ------------

                                         $270,715,006       $281,326,489
                                         ============       ============

         Included in property and equipment is $8,346,089 of acquisition fees paid to the general partners at March 31, 1996 and 1995 and $2,908,694 of acquisition expenses as of March 31, 1996 and 1995. In addition, as of March 31, 1996 and 1995, buildings and improvements include $14,677,111 of capitalized interest.

         Depreciation expense for the years ended March 31, 1996, 1995 and 1994 amounted to $11,885,729 $11,565,888 and $11,648,794, respectively.

         In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developers' fees of $25,440,729 as of March 31, 1996 and 1995 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 5  -   Cash Held in Escrow

         Cash held in escrow consists of the following:

                                                                          March 31
                                                                  --------------------------
                                                                     1996           1995
                                                                  -----------   ------------
         Purchase price payments*                                $  1,886,768   $  2,266,015
         Real estate taxes, insurance and other (Note 10(a))        9,095,341      8,593,380
         Reserve for replacements                                   4,708,059      4,380,547
         Tenants' security deposits                                 1,142,275      1,115,779
         Other attorney escrow                                              0        672,600
                                                                  -----------   ------------

                                                                  $16,832,443   $ 17,028,321
                                                                  ===========   ============

         *Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

         The components of deferred costs and their periods of amortization are as follows:

                                                           March 31,
                                             ---------------------------------------
                                                1996           1995         Period
                                             ----------     ----------     ---------

         Financing expenses                  $4,764,935     $4,969,397         *
         Organization expenses                  907,230        917,269     60 months
                                             ----------     ----------
                                              5,672,165      5,886,666
         Less:  Accumulated amortization     (1,826,439)    (1,746,814)
                                             ----------     ----------

                                             $3,845,726     $4,139,852
                                             ==========     ==========
         *Over the life of the related mortgages.

         Amortization of deferred costs for the years ended March 31, 1996, 1995 and 1994 amounted to $294,126, $337,367 and $488,214, respectively.


NOTE 7 - Mortgage Notes Payable

         The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $1,052,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2041. Each subsidiary partnerships mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rent and leases and is without further recourse.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 7 - Mortgage Notes Payable (continued)

         Annual principal payment requirements as of March 31, 1996 for each of the next five fiscal years and thereafter are as follows:

         Fiscal Year Ending            Amount
         ------------------         ------------

              1996                  $  1,856,588
              1997                     1,874,458
              1998                     2,022,744
              1999                     2,180,951
              2000                     2,228,897
              Thereafter             191,440,456
                                    ------------

                                    $201,604,094
                                    ============

         No adjustment has been made in the table above for the events of default and other matters described in Note 10(a).

         The mortgage agreements require monthly deposits to replacement reserves of approximately $73,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

         During 1995 and 1994, a Local Partnership, R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place"), was unable to make the required principal and interest payments on its debt. These payments of $2,563,694 and $2,685,332 in 1995 and 1994, respectively, were paid by The General Retirement System of the City of Detroit ("GRS"), the debt guarantor, on behalf of the Local Partnership. The Local Partnership accrues interest on payments made by the Guarantor at an interest rate of 15% per annum. The debt payments and accrued interest thereon are included in due to debt guarantor.

         Certain subsidiary partnerships have outstanding letters of credit totaling approximately $159,000 at December 31, 1995, as required under the terms of the mortgage notes and other agreements.


Puerto Rico Historic Zone Limited Dividend Partnership

         During March 1995, Puerto Rico Historic Zone Limited Dividend Partnership ("San Justo") restructured its mortgage obligation which is retroactively effective as of January 1, 1993. The restructure provided for among other things, the writedown of the January 1, 1993 loan balance by $12,902, monthly payments of $19,286 representing interest only as well as monthly deposits of $1,390 with the mortgagee to a Replacement Reserve escrow account. San Justo's liability under the mortgage note is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions

         One of the General Partners has a 1% interest as a Special Limited Partner in each of the Local Partnerships and also has a minority interest in certain Local Limited Partnerships.

         The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1996, 1995 and 1994 are as follows:

         A) Related Party Fees

            As of March 31, 1996, the excess organization and offering costs totaled $247,465 and is included in other assets.

            Liberty Associates IV L.P., ("Liberty Associates") received cash distributions from the Local Partnership of $863, $821 and $3,158 during the years ended March 31, 1996, 1995 and 1994, respectively.

            Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro-rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

         B) Guarantees

            The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, in which the General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $15,600,000, $12,000,000 and $9,900,000 had expired as of March 31, 1996, 1995 and 1994, respectively. During the years ended March 31, 1996, 1995 and 1994, approximately $170,000, $251,000 and $(149,000), respectively, has been funded by or (paid to) the local general partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

            The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

         C) Other Related Parties Expenses

            The costs incurred to related parties for the years ended March 31, 1996, 1995 and 1994 were as follows:

                                                            Year Ended March 31,
                                              -----------------------------------------
                                                 1996           1995            1994
                                              ----------     ----------      ----------
         Partnership management fees (i)      $  750,000    $ 1,059,108     $   400,804
         Expense reimbursement (ii)              118,236        115,035         117,692
         Property management fees (iii)        1,610,911      1,492,133       1,342,272
         Asset monitoring expense (iv)            56,426         58,755          71,443
         Local administrative fee (v)            101,500        115,500         113,500
                                              ----------     ----------      ----------

                                              $2,637,073     $2,840,531      $2,045,711
                                              ==========     ==========      ==========

         (i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the general partners amounting to approximately $1,774,000 and $1,024,000 were accrued and unpaid as of March 15, 1996 and 1995, respectively.

         (ii) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

         (iii) The subsidiary partnerships incurred property management fees amounting to $1,995,155, $1,914,475 and $1,760,541 for the years ended March 31,1996, 1995 and 1994, respectively, of which $1,610,911, $1,492,133 and
$1,342,272, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $76,396, $74,217 and $65,568 for the years ended March 31, 1996, 1995 and 1994, respectively, which were also incurred to affiliates of the Related General Partner.

         (iv) Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

         (v) Liberty Associates, a special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

         D) Due to Local General Partners and Affiliates

            Due to local general partners and affiliates at March 31, 1996 and 1995 consists of the following:

                                                                                              March 31
                                                                                     -------------------------
                                                                                         1996          1995
                                                                                     -----------   -----------
                  Operating deficit advances                                         $ 2,402,696   $ 2,296,590
                  Development fees                                                     3,882,738     4,585,146
                  Operating advances                                                   3,091,108     2,732,124
                  Due to contractor                                                       49,603        56,030
                  General Partner distributions                                          701,726       701,654
                  Developer loans (i)                                                  1,445,767     1,510,661
                  Land note payable (ii)                                                 965,096       905,096
                  Management and other operating fees                                    578,608       516,479
                                                                                     -----------   -----------

                                                                                     $13,117,342   $13,303,780
                                                                                     ===========   ===========
            (i)   Developer loans consist of the following:
                  Jefferson Limited Partnership-                                        $100,000      $100,000
                  This loan is unsecured, bears interest at an annually
                  adjusted rate (6.58 % at March 31, 1995 and 4.8% at
                  March 31, 1994) and has no predetermined due date.

                  This note is unsecured, bears interest at 9.25% per annum               75,000        75,000
                  and is due, in the event of sale or refinancing of the property.

                  Lancashire Towers Associates Limited Partnership -                      63,167       145,631
                  This loan bears interest at 12% per annum and is payable
                  only out of available surplus cash.

                  Northwood Associates Limited Partnership -                             221,816       204,246
                  This loan bears interest at 12% per annum and is payable
                  only out of available surplus cash.

                  Citrus Meadows Apartments, Ltd. -                                      985,784       985,784
                  This loan bears no interest and can only be repaid
                  with the proceeds from a sale or refinancing.
                                                                                     -----------   -----------
                                                                                     $ 1,445,767   $ 1,510,661
                                                                                     ===========   ===========

                  Interest expense incurred on developer loans amounted to $38,910, $45,443 and $49,365 for the years ended March 31, 1996, 1995 and 1994, respectively.

            (ii   Land note payable consists of the following:

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

         D) Due to Local General Partners and Affiliates (continued)

                  Citrus Meadows Apartments, Ltd. -                                  $   965,096    $  905,096
                  The land for this subsidiary partnership was purchased             ===========    ==========
                  from the local general partner for a $600,000 note which accrues interest at 10% per annum. The principal balance, together with the accrued interest, is payable upon the sale of the property or in December 2004, whichever event occurs first.

                  Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 1996, 1995 and 1994.

         E) Other

            Insurance proceeds of $5,715,865 were also paid to an affiliate in the 1993 Fiscal Year for services rendered in the reconstruction of the property owned by a Local Partnership, Cutler Canal III Associates, Ltd., which was damaged by Hurricane Andrew on August 24, 1992.

NOTE 9  -   Income Taxes

         A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                  Years Ended December 31
                                                       -----------------------------------------------
                                                            1995            1994              1993
                                                       ------------     ------------      ------------
Financial statement
Net loss                                               $(15,768,464)    $(15,300,928)     $(16,204,912)

Difference resulting from parent company having a
  different fiscal year for income tax and financial
  reporting purposes                                       (665,038)         599,733          (660,175)

Difference between depreciation and amortization
  expense recorded for financial statement and income
  tax reporting purposes                                 (1,343,380)      (1,323,335)       (1,465,721)

Tax-exempt interest income                                 (138,990)        (105,503)         (171,941)

Expenses and fees not deductible for income
  tax purposes                                              909,915                0         1,182,687

Other                                                       757,254          597,998         1,215,225
                                                       ------------     ------------      ------------

Net loss as shown on the Partnership's
  income tax return                                    $(16,248,703)    $(15,532,035)     $(16,104,837)
                                                       ============     ============      ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Events of Default

          a) Subsidiary Partnerships - Going Concerns

             R.P.P. Limited Dividend Housing Association Limited Partnership

             During the 1995, 1994 and 1993 Fiscal Years, River Place, a subsidiary partnership, experienced significant losses from operations.

             The River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Development Authority (the "Authority") whereby the Authority issued Limited Obligation Revenue Bonds and loaned the proceeds to River Place Partnership. The loans are nonrecourse and are collateralized by mortgages on the properties. GRS has committed to purchase the loans from the Authority if certain events occur. This commitment is supported by securities pledged as collateral by GRS and a letter of credit from Sumitomo Bank. The letter of credit issued by Sumitomo Bank securing the bonds expired on August 1, 1995 and was extended to August 1, 2000. These same bonds were remarketed on September 1, 1995 and the next remarketing is scheduled for September 1, 2000. The terms and condition of an agreement, which include an agreement by GRS to extend the guarantee, not institute foreclosure proceedings and the replacement of the of the current general partner by an affiliate of GRS, are currently being reviewed. There has been no assurance that GRS will enter into an agreement on any of the foregoing terms. In the event of foreclosure there would be substantial forgiveness of indebtness income since the carrying value of the property is less than the carrying value of the mortgage and amount due to debt guarantor. In addition there would be no effect on liquidity since the mortgage is nonrecourse to River Place.

             Unpaid principal and interest during 1995, 1994 and 1993 were paid by the GRS on behalf of River Place and are included in the Partnership's Consolidated Balance Sheets under the caption Due to Debt Guarantor. River Place accrues interest on the amounts paid by GRS at a rate of 15%. The related interest expense for the 1995 and 1994 fiscal years aggregated $1,860,841 and $1,537,838, respectively. River Place also did not pay certain fees owed to GRS totaling $1,740,950 and $1,520,117 at March 31, 1996 and 1995, respectively which are included in accounts payable.

             The subsidiary partnership has expressed to GRS its desire to have River Place's ownership of the property continue and GRS has indicated a willingness to accommodate River Place.

             River Place was unable to make certain required debt service payments during the 1995, 1994 and 1993 Fiscal Years and as a result was declared in default under its obligation and was required to appoint, MIG Management Services, Inc. ("MMS"), an agent of GRS as manager of the apartments. It is anticipated that the subsidiary partnership will be unable to make the required debt service payments in 1996.

             The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The River Place's difficulties in generating sufficient cash flow to sustain operations and repay indebtedness raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior year losses. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for River Place amounted to approximately $5,166,000, $4,799,000 and $5,826,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and its assets aggregated approximately $35,882,000 and $37,697,000 at December 31, 1995 and 1994, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Events of Default (continued)

          a) Subsidiary Partnerships - Going Concerns (continued)

             Jefferson Place L.P.

             Jefferson Place, L.P., ("Jefferson Place") has consistently been unable to generate sufficient cash flow from operations to pay the interest obligation on its mortgage note payable and has a working capital deficiency and a net capital deficiency at March 31, 1996. Jefferson Place has, however, generated cash flows sufficient to cover the cost of operations before payment of interest on the mortgage note payable. The mortgagee has agreed not to declare a default under the terms of the mortgage note payable through December 2002. These items raise substantial doubt about the Jefferson Place's ability to continue as a going concern. The Partnership's investment in Jefferson Place has been written down to zero by prior year losses. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for Jefferson Place amounted to approximately $1,069,000, $1,016,000 and $1,154,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and its assets aggregated approximately $10,748,000 and $11,303,000 at December 31, 1995 and 1994, respectively.

            The terms of the mortgage note payable provide that the difference between the stated interest rate and the actual interest paid per month is accrued and added to the principal balance of the note, which requires no amortization until maturity on October 1, 2021.

             Stop 22 Limited Partnership

             As of December 31, 1995 Stop 22 Limited Partnership ("Stop 22") had nine months interest in arrears, totaling $540,000. This constitutes an event under which the lender may declare the mortgage obligation in default. The lender and Stop 22 have conducted negotiations to modify the terms and to bring the mortgage obligation current. The modifications require the approval of the Special Limited Partner. Failure to successfully conclude such negotiations may result in the lender declaring the mortgage obligations in default and executing the lien on the property. This event raises serious questions as to the ability of Stop 22 to continue as a going concern. The Financial Statements of Stop 22 do not include any adjustments that might result from the outcome of this uncertainty.

             The terms and conditions of the financial agreements tentatively agreed to between Stop 22 and the lender are summarized as follows:

             (a) Interest Rate - The stated of the mortgage obligation would be reduced from 10% to 9% thereby reducing the corresponding payment rate from 8% to 7% and the monthly payment form $60,000 to $46,666.

             (b) A portion of the cash held in escrow totalling approximately $360,000 would be used to partially pay debt arrearage (totalling $540,000 as of the date hereof) with the balance of approximately $180,000 to be paid from the subsidiary partnership's funds and other funds made available to the subsidiary partnership by the Guarantors as an Operating Deficit Loan, as such term is defined in the partnership agreement.

             (c) A regulatory agreement will be executed under which the lender will receive additional rights to overview and monitor the subsidiary partnership's financial operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Events of Default (continued)

          a) Subsidiary Partnerships - Going Concerns (continued)

             (d) All other terms and conditions of the subsidiary partnership's documents as such term is defined in the partnership agreement shall remain in force and effect.

             As of December 31, 1995, such modification had not been approved by the lender or the partners.

             The Partnership's investment in Stop 22 was approximately $673,000 at March 31, 1996. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for this subsidiary partnership amounted to approximately $424,000, $446,000 and $522,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and its assets aggregated approximately $10,979,000 and $11,016,000 at December 31, 1995 and 1994.

          b) Subsidiary Partnerships - Other

             Jefferson Limited Partnership

             At December 31, 1995 and 1994 Jefferson Limited Partnership's ("Jefferson") current liabilities exceed its current assets by over $201,000 and $171,000, respectively. Although this condition could raise substantial doubt about the Jefferson's ability to continue as a going concern, such doubt is alleviated as follows:

          1. Under the HUD regulatory agreement Jefferson is precluded from paying, except from surplus cash, certain related party payables that are included in current liabilities which at December 31, 1995 and 1994 total $141,381 and $118,057, respectively.

          2. In addition to the related party payables mentioned above at December 31, 1995 and 1994, $53,077 and $43,519, respectively, of current liabilities are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

             Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1995. The Partnership's investment in Jefferson was approximately $1,073,000 and $1,219,000 at March 31, 1996 and 1995, respectively. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for Jefferson amounted to approximately $146,000, $141,000 and $150,000 for the years ended March 31, 1996, 1995, and 1994, respectively, and its assets aggregated approximately $2,842,000 and $2,958,000 at December 31, 1995 and 1994, respectively.

            Leases

            Four of the subsidiary partnerships are leasing the land on which the Projects are located, for terms ranging from 28 to 99 years. At December 31, 1995, the subsidiary partnerships were committed to minimum future annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,803,814 in total thereafter.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Events of Default (continued)


          c) Uninsured Cash and Cash Equivalents

             The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 1996, uninsured cash and cash equivalents approximated $6,603,000.

          d) Other

             The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

             In order for certain subsidiaries to qualify for the Section 421A Program, and the Inclusionary Zoning Program they are subject to certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants' incomes, the obligation to operate the property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

             Also, certain subsidiary partnerships obtain grants from local authorities to fund construction costs of the properties and in order to qualify must maintain the low-income nature of the property, among other provisions.

          e) Tax Credits

             A portion of the low-income housing tax credits are subject to recapture in future years if (i) the partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

             During Fiscal Years 1995, 1994 and 1993, the Partnership generated low-income housing tax credits of approximately $19,673,000, $19,765,000 and $19,766,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the General Partners are set forth below.

Related Credit Properties III Inc., general partner of Related Credit Properties III L.P. (the "Related General Partner")

         Name                             Position

         Stephen M. Ross                  Director

         J. Michael Fried                 President and Director

         Alan P. Hirmes                   Senior Vice President

         Stuart J. Boesky                 Vice President

         Lawrence J. Lipton               Treasurer and Assistant Vice President

         Robert Bordonaro                 Assistant Vice President

         Lynn A. McMahon                  Secretary


         STEPHEN M. ROSS, 56, is a Director of the general partner of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

         J. MICHAEL FRIED, 52, is President and a Director of the general partner of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

         ALAN P. HIRMES, 41, is a Senior Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

         STUART J. BOESKY, 40, is Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

         LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of the general partner of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche form 1987 to 1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

         ROBERT BORDONARO, 42, is an Assistant Vice President of the general partner of the Related General Partner. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982 to 1985 and Arthur Young from 1975 to 1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

         LYNN A. McMAHON, 40, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Liberty GP III Inc.

         Name                       Position

         Paul L. Abbott             Chairman of the Board, President and Chief
                                    Executive Officer

         Donald E. Petrow           Vice President and Chief Financial Officer

         Donald Haber               Vice President


         PAUL L. ABBOTT, 50, is an Executive Vice President of Lehman and President and a Director of the Liberty General Partner. Mr. Abbott joined Shearson in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

         DONALD E. PETROW, 39, is a First Vice President of Lehman and Vice President of the Liberty General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

         DONALD HABER, 36, is a Vice President of Lehman and Vice President of the Liberty General Partner, a position he has held since September 1991. Mr. Haber joined Lehman in 1989 as an Assistant Vice President and real estate specialist in the limited partnership origination group. For eight years prior to joining Lehman, Mr. Haber held a variety of positions with certain real estate developers and owners, as well as with the accounting firm of KPMG Peat Marwick. Mr. Haber holds a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

Item 11. Executive Compensation.

         The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to the director or officers of the General Partners for their services. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

         Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the partnership by such parties. In addition, the General Partners are entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancing Proceeds. See Note 8 to the Financial Statements in Item 8 for a presentation of the types and amounts of compensation paid to the General Partners and their affiliates, which information is incorporated herein by reference thereto. Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers have not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

                              Name and Address of           Amount and Nature of          Percentage
Title of Class                Beneficial Ownership          Beneficial Ownership           of Class
- - --------------                --------------------          --------------------           --------

General Partnership           Related Credit Properties     $500 capital contribution -       49%
Interest in the Partnership   III L.P.                      directly owned
                              625 Madison Avenue
                              New York, NY 10022

                              Liberty GP III, Inc.          $500 capital contribution -       49%
                              Lehman Plaza                  directly owned
                              3 World Financial Center
                              New York, NY  10035

                              Liberty Associates IV  L.P.   $1,000 capital contribution -      2%
                              625 Madison Avenue            directly owned
                              New York, NY 10022

         Liberty Associates IV L.P. holds a 1% limited partnership interest in each Local Partnership.

         No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and neither General Partner nor any director or executive officer of either General Partner owns any Limited Partnership Interests or BACs.


Item 13. Certain Relationships and Related Transactions.

         The Partnership has and will continue to have certain relationships with the General Partners and its affiliates, as discussed in Item 11 and also
Note 8 to the Financial Statements in Item 8, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the General Partners.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                              Sequential
                                                                                 Page
                                                                              ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                            18

         Consolidated Balance Sheets at March 31, 1996 and 1995                 182

         Consolidated Statements of Operations for the years ended March
         31, 1996, 1995 and 1994                                                183

         Consolidated Statements of Changes in Partners' Capital for the years
         ended March 31, 1996, 1995 and 1994                                    184

         Consolidated Statements of Cash Flows for the years ended March
         31, 1996, 1995 and 1994                                                185

         Notes to Consolidated Financial Statements                             187

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                           209

         Schedule I - Condensed Financial Information of Registrant             210

         Schedule III - Real Estate and Accumulated Depreciation                213

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                              Sequential
                                                                                 Page
                                                                              ----------
(a)3.     Exhibits

(3A)      Form of Amended and Restated Agreement of Limited
          Partnership of Liberty Tax Credit Plus III L.P. (attached to
          Prospectus as Exhibit A)**

(3B) Certificate of Limited Partnership of Liberty Tax Credit Plus III L.P., together with amendments filed on November 17, 1988**

(4)       Form of Subscription Agreement (attached to Prospectus as
          Exhibit B)

(10A)     Escrow Agreement between Registrant and Bankers Trust
          Company**

(10B)     Forms of Purchase Agreements for purchase of Local
          Partnership Interests**

(22)      Subsidiaries of the Registrant                                        221

(27)      Financial Data Schedule (filed herewith)                              223

          **Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax
            Credit Plus III L.P.'s Registration Statement on Form S-11
            (Registration No. 33-25732)

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LIBERTY TAX CREDIT PLUS III L.P.
                                  (Registrant)


                                    By:  RELATED CREDIT PROPERTIES III L.P.
                                         a General Partner


                                         By: RELATED CREDIT PROPERTIES III INC.
                                             a General Partner therein



Date:  June 28, 1996                     By: /s/ J. Michael Fried
                                             ---------------------------------
                                             J. Michael Fried
                                             President and Director (principal
                                             executive officer)


                                    By:  Liberty GP III, Inc.
                                         a General Partner



Date:  June 28, 1996                By: /s/ Paul L. Abbott
                                        -------------------------------------
                                             Paul L. Abbott
                                             Chairman of the Board, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                         Title                                  Date
- - ----------------------------  -------------------------------------------------      -------------
                              President, Chief Executive Officer (principal
                              executive officer) and Director of Related Credit
                              Properties III  Inc., general partner of Related
/s/ J. Michael Fried          Credit Properties III, L.P. (a General Partner
- - ----------------------------  of Registrant)                                         June 28, 1996
J. Michael Fried


/s/ Lawrence J. Lipton        Treasurer (principal financial and accounting
- - ----------------------------  officer) of Related Credit Properties III, Inc.        June 28, 1996
Lawrence J. Lipton

                              Director of Related Credit Properties III, Inc.,
/s/ Stephen M. Ross           general partner of Related Credit Properties III,
- - ----------------------------  L.P. (a General Partner of Registrant)                 June 28, 1996
Stephen M. Ross

                              Chairman of the Board, President, Chief
/s/ Paul L. Abbott            Executive Officer (principal executive officer),
- - ----------------------------  and Director of Liberty GP III, Inc.                   June 28, 1996
Paul L. Abbott

[LETTERHEAD OF TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 24, 1996 on pages 18 and 19, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The three subsidiary partnerships' net losses after minority interests aggregated approximately $6,659,000 (Fiscal 1995), $6,261,000 (Fiscal 1994) and $7,502,000 (Fiscal
1993) and their assets aggregated approximately $57,609,000 and $60,017,000 at March 31, 1996 and 1995, respectively. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

[Signature of TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP]

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP
New York, New York
June 24, 1996

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT






         Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                           March 31
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------

Cash and cash equivalents                        $  4,492,602    $  3,816,513
Cash held in escrow                                 1,886,768       2,938,615
Investment in subsidiary partnerships              62,820,499      70,174,991
Other assets                                          245,466         297,814
                                                 ------------    ------------

  Total assets                                   $ 69,445,335    $ 77,227,933
                                                 ============    ============



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates            $  1,958,583    $  1,190,607
Other liabilities                                       2,893               0
                                                 ------------    ------------

  Total liabilities                                 1,961,476       1,190,607

Partners' equity                                   67,483,859      76,037,326
                                                 ------------    ------------

Total liabilities and partners' equity           $ 69,445,335    $ 77,227,933
                                                 ============    ============

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, under which investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                    SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS



                                                   Year Ended March 31
                                       ---------------------------------------
                                           1996          1995          1994
                                       -----------   -----------   -----------
Revenues
 Other income                             $141,845      $171,729       $71,139
                                       -----------   -----------   -----------
 Total Revenues                           $141,845      $171,729       $71,139
                                       -----------   -----------   -----------
Expenses
 General and administrative                227,513       239,942       261,958
 General and administrative-related
  parties                                  924,662     1,232,898       589,939
 Amortization                                    0         5,000        10,000
                                       -----------   -----------   -----------
 Total Expenses                          1,152,175     1,477,840       861,897
                                       -----------   -----------   -----------
 Loss from operations                   (1,010,330)   (1,306,111)     (790,758)
                                       -----------   -----------   -----------
 Distribution income of subsidiary
  partnerships in excess of investments      2,681             0             0

  Equity in loss of subsidiary
    partnerships                        (7,545,818)   (7,130,614)   (7,939,361)
                                       -----------   -----------   -----------
Net loss                               $(8,553,467)  $(8,436,725)  $(8,730,119)
                                       -----------   -----------   -----------

                         LIBERTY TAX CREDIT PLUS III L.P.
                                    SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF CASH FLOWS

                                                   Year Ended March 31
                                       ---------------------------------------
                                          1996          1995*          1994*
                                       -----------   -----------   -----------
Cash flows from operating activities:

Net loss                               $(8,553,467)  $(8,436,725)  $(8,730,119)
                                       -----------   -----------   -----------

Adjustments to reconcile net loss to net cash
 (used in) operating activities:
  Amortization                                   0         5,000        10,000
  Decrease (increase) in other assets       52,348       (52,349)       99,366
  Decrease in cash held in escrow          672,600             0             0
  Increase (decrease) in liabilities
  Due to general partners and affiliates   767,976       963,973        73,563
  Other liabilities                          2,893       (21,409)       17,060
                                       -----------   -----------   -----------
  Total adjustment                       1,495,817       895,215       199,989
                                       -----------   -----------   -----------
  Net cash (used in) operating
   activities                           (7,057,650)   (7,541,510)   (8,530,130)
                                       -----------   -----------   -----------
Cash flows from investing activities:
  Equity in loss of subsidiary
   partnerships                          7,545,818     7,130,614     7,939,361
  Distributions from subsidiary
   partnerships                            187,921       112,579        71,311
  Investments in subsidiary
   partnerships                           (379,247)     (707,599)   (3,088,582)
  Decrease in deferred costs                                   0       207,787
  Decrease in cash held in escrow-
    purchase price payments                379,247             0     2,479,828
                                       -----------   -----------   -----------
  Net cash provided by investing
   activities                            7,733,739     6,535,594     7,609,705
                                       -----------   -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                          676,089    (1,005,916)     (920,425)
Cash and cash equivalents, beginning
 of year                                 3,816,513     4,822,429     5,742,854
                                       -----------   -----------   -----------

Cash and cash equivalents, end of year  $4,492,602    $3,816,513    $4,822,429
                                       -----------   -----------   -----------

*Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------
C.V. Bronx Associates, L.P.    $        0     $1,705,800     $         0     $ 4,244,915    $1,439,504    $4,511,211     $5,950,715
  Bronx, NY
Michigan Rural Housing          4,737,024        141,930       4,013,207       1,898,120       148,716     5,904,541      6,053,257
  Limited Partnership
  Michigan
Jefferson Limited               1,375,991         65,000       3,289,429          50,806        71,786     3,333,449      3,405,235
  Partnership
  Schreveport, LA
Inter-Tribal Indian Village     1,656,275         36,643       3,290,524          77,549        43,429     3,361,287      3,404,716
  Housing Development
  Associates, L.P.
  Providence, RI
RBM Associates                    975,000              0       1,590,733          72,853         6,786     1,656,800      1,663,586
  Philadelphia, PA
Glenbrook Associates            1,658,126        137,000       2,833,081         123,724       143,786     2,950,019      3,093,805
  Atglen, PA
Affordable Flatbush Associates  1,683,627              0       2,551,365         170,036         6,787     2,714,614      2,721,401
  Brooklyn, NY
Barclay Village II, LTD.        2,759,662        204,825       3,249,918         466,550       211,611     3,709,682      3,921,293
  Chambersburg, PA
1850 Second Avenue                      0        920,472       6,262,968         (54,340)      392,457     6,736,643      7,129,100
  Associates, L.P.
  New York, NY
R.P.P. Limited Dividend        32,000,000              0      29,051,380      14,577,181         6,786    43,621,775     43,628,561
  Housing
  Detroit, MI

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------
C.V. Bronx Associates, L.P.      $  718,496      1990      June 1989     15-27.5 years
  Bronx, NY
Michigan Rural Housing            1,292,432      1989     Sept. 1989        27.5 years
  Limited Partnership
  Michigan
Jefferson Limited                   642,639      1990      Dec. 1989        27.5 years
  Partnership
  Schreveport, LA
Inter-Tribal Indian Village         751,994      1989      Oct. 1989        27.5 years
  Housing Development
  Associates, L.P.
  Providence, RI
RBM Associates                      218,470      1989      Dec. 1989          40 years
  Philadelphia, PA
Glenbrook Associates                593,807      1989      Nov. 1989        27.5 years
  Atglen, PA
Affordable Flatbush Associates      612,367      1989      Dec. 1989        27.5 years
  Brooklyn, NY
Barclay Village II, LTD.            835,579      1989      Nov. 1989        27.5 years
  Chambersburg, PA
1850 Second Avenue                1,309,127      1989      Nov. 1989        27.5 years
  Associates, L.P.
  New York, NY
R.P.P. Limited Dividend           9,478,091      1989      Nov. 1989       27-31 years
  Housing
  Detroit, MI

(TABLE - CONTINUED)

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------
Williamsburg Residential        1,525,655        358,305       2,713,872          68,613       362,484     2,778,306      3,140,790
  II, L.P.
  Witchita, KS
West 104th Street                       0              0               0       3,008,768         6,787     3,001,981      3,008,768
  Associates, L.P.
  New York, NY
Meredith Apartments, LTD.         658,571         40,000       1,500,117          17,587        46,787     1,510,917      1,557,704
  Salt Lake City, UT
Ritz Apartments, LTD.             320,647         59,760         592,704          77,291        66,547       663,208        729,755
  Salt Lake City, UT
Ashby Apartments, LTD.            320,524         50,850         549,611         122,886        57,637       665,710        723,347
  Salt Lake City, UT
South Toledo Associates,          849,711         47,571       1,411,386          44,416        51,677     1,451,696      1,503,373
  LTD.
  Toledo, OH
Dunlap School Venture           2,486,852          5,352       4,522,721         145,358         9,458     4,663,973      4,673,431
  Philadelphia, PA
Philipsburg Elderly Housing     3,336,504         45,000       4,092,500         366,272        68,101     4,435,671      4,503,772
  Associates
  Philipsburg, PA
Franklin Elderly Housing        2,398,750        165,000       2,594,447         135,748       169,106     2,726,089      2,895,195
  Associates
  Franklin, PA
Wade D. Mertz Elderly           3,600,754         65,000       4,234,049         412,492        69,106     4,642,435      4,711,541
  Housing Associates
  Sharpsville, PA

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------
Williamsburg Residential           367,082      1989      Nov. 1989           40 years
  II, L.P.
  Witchita, KS
West 104th Street                  476,933      1990      Dec. 1989         27.5 years
  Associates, L.P.
  New York, NY
Meredith Apartments, LTD.          326,594      1989      Aug. 1989         27.5 years
  Salt Lake City, UT
Ritz Apartments, LTD.              146,109      1989      Aug. 1989         27.5 years
  Salt Lake City, UT
Ashby Apartments, LTD.             131,685      1989      Aug. 1989         27.5 years
  Salt Lake City, UT
South Toledo Associates,           219,594      1988      Jan. 1990           40 years
  LTD.
  Toledo, OH
Dunlap School Venture              627,296      1989      Jan. 1990           40 years
  Philadelphia, PA
Philipsburg Elderly Housing      1,089,564      1990      Feb. 1990         27.5 years
  Associates
  Philipsburg, PA
Franklin Elderly Housing           729,133      1989      Feb. 1990         27.5 years
  Associates
  Franklin, PA
Wade D. Mertz Elderly            1,254,737      1989      Feb. 1990         27.5 years
  Housing Associates
  Sharpsville, PA

(TABLE - CONTINUED)

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------
Lancashire Towers               3,433,142        265,000       6,871,575         318,666       269,106     7,186,135      7,455,241
  Associates L.P.
  Cleveland, OH
Northwood Associates            2,216,969        200,000       4,065,856         290,312       204,106     4,352,062      4,556,168
  Limited Partnership
  Toledo, OH
Brewery Renaissance             3,375,000         77,220         102,780       6,149,166        81,326     6,247,840      6,329,166
  Associates
  Middletown, NY
Brandywine Court                1,439,790         78,000       1,960,262          59,685        82,106     2,015,841      2,097,947
  Associates, L.P.
  Jacksonville, FL
Art Apartments Associates       1,161,384         13,695       2,713,615          56,237        17,801     2,765,746      2,783,547
  Philadelphia, PA
The Village at Carriage         1,475,738         86,663       1,753,799          54,563        90,769     1,804,256      1,895,025
  Hills, LTD.
  Clinton, TN
Mountainview Apartments,        1,046,459         49,918       1,254,182          52,584        54,024     1,302,660      1,356,684
  LTD,
  Newport, TN
The Park Village, Limited         381,864         44,102         749,940          65,870        48,208       811,704        859,912
  Jackson, MS
River Oaks Apartments, LTD.     1,075,784         80,340       1,221,336          51,117        84,446     1,268,347      1,352,793
  Oneonta, AL
Forrest Ridge Apartments,         825,752         36,000       1,016,647          62,385        40,106     1,074,926      1,115,032
  LTD.
  Forrest City, AR

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------
Lancashire Towers                1,547,897      1989      Feb. 1990         27.5 years
  Associates L.P.
  Cleveland, OH
Northwood Associates               935,630      1989      Feb. 1990         27.5 years
  Limited Partnership
  Toledo, OH
Brewery Renaissance              1,117,693      1990      Feb. 1990         27.5 years
  Associates
  Middletown, NY
Brandywine Court                   525,774      1988      Nov. 1989         27.5 years
  Associates, L.P.
  Jacksonville, FL
Art Apartments Associates          556,756      1990      Mar. 1990         27.5 years
  Philadelphia, PA
The Village at Carriage            379,804      1990      Mar. 1990        25-40 years
  Hills, LTD.
  Clinton, TN
Mountainview Apartments, LTD,      300,055      1990      Mar. 1990        25-40 years
  Newport, TN
The Park Village, Limited          185,785      1990      Mar. 1990           40 years
  Jackson, MS
River Oaks Apartments, LTD.        203,478      1990      Mar. 1990        25-40 years
  Oneonta, AL
Forrest Ridge Apartments, LTD.     166,499      1990      Mar. 1990        25-40 years
  Forrest City, AR

(TABLE - CONTINUED)

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------
The Hearthside Limited          2,952,393        242,550       4,667,594          61,725       246,656     4,725,213      4,971,869
  Dividend Housing
  Associates Limited
  Partnership
  Portage, MI
Redemptorist L.P.               2,855,201              0       6,497,259          49,424         4,106     6,542,577      6,546,683
  New Orleans, LA
Manhattan A Associates          4,224,156      1,092,959       5,991,888         324,273     1,097,065     6,312,055      7,409,120
  New York, NY
Broadhurst Willows, L.P.                0        102,324       5,151,039          39,644       106,430     5,186,577      5,293,007
  New York, NY
Weidler Associates Limited      1,272,963        225,000               0       2,161,912       229,106     2,157,806      2,386,912
  Partnership
  Portland, OR
Gentle Pines/West Columbia      3,668,420        327,650       4,276,739         136,970       331,756     4,409,603      4,741,359
  Associates, L.P.
  Columbia, SC
Lake Forest Estates II, LTD.      971,513         21,623       1,182,480          45,048        25,729     1,223,422      1,249,151
  Livingston, AL
Las Camelias L.P.               6,000,000        249,000           6,400       9,240,637       298,878     9,197,159      9,496,037
  Rio Piedras, PR
WPL Associates XIIII            2,274,922              0       3,721,763         173,781         4,106     3,891,438      3,895,544
  Portland, OR
Broadway Townhouses L.P.       10,779,295        163,000       5,120,066      14,424,001       167,106    19,539,961     19,707,067
  Camden, NJ

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------
The Hearthside Limited           1,310,018      1990      Mar. 1990      15-27.5 years
  Dividend Housing
  Associates Limited
  Partnership
  Portage, MI
Redemptorist L.P.                1,256,007      1990      Mar. 1990         27.5 years
  New Orleans, LA
Manhattan A Associates           1,303,818      1990      Apr. 1990         27.5 years
  New York, NY
Broadhurst Willows, L.P.         1,614,253      1990      Apr. 1990           25 years
  New York, NY
Weidler Associates Limited         397,273      1990      May 1990       15-27.5 years
  Partnership
  Portland, OR
Gentle Pines/West Columbia       1,213,114      1990      June 1990         27.5 years
  Associates, L.P.
  Columbia, SC
Lake Forest Estates II, LTD.       183,979      1990      June 1990        25-40 years
  Livingston, AL
Las Camelias L.P.                1,638,317      1990      June 1990         27.5 years
  Rio Piedras, PR
WPL Associates XIIII               827,449      1990      July 1990         27.5 years
  Portland, OR
Broadway Townhouses L.P.         3,786,489      1990      July 1990         27.5 years
  Camden, NJ

(TABLE - CONTINUED)

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------
Puerto Rico Historic Zone       4,025,000              0               0       6,478,736       156,842     6,321,894      6,478,736
  Limited Dividend
  Partnership
  San Juan, PR
Citrus Meadows Apartments,      7,350,353        610,073               0       9,377,919       812,609     9,175,383      9,987,992
  LTD.
  Brandenton, FL
Sartain School Venture          1,967,022          3,883       3,486,875         113,043         7,989     3,595,812      3,603,801
  Philadelphia, PA
Driftwood Terrace               7,059,701        270,000       7,753,765         166,514       274,106     7,916,173      8,190,279
  Associates, LTD.
  Ft. Lauderdale, FL
Holly Hill, LTD.                1,396,050         50,000       1,631,820          92,745        54,106     1,720,459      1,774,565
  Greenville, TN
Mayfair Apartments LTD.         1,380,401         50,000       1,614,861          54,747        54,106     1,665,502      1,719,608
  Morristown, TN
Foxcroft Apartments             1,252,673         75,000       1,382,973          86,337        79,106     1,465,204      1,544,310
  LTD. Troy, AL
Canterbury Apartments, LTD.     1,436,436         33,000       1,738,871          56,072        37,106     1,790,837      1,827,943
  Indianola, MS
Cutler Canal III                7,931,617      1,269,265               0      11,933,201     1,273,507    11,928,959     13,202,466
  Associates, LTD.
  Miami, FL
Jefferson Place L.P.           12,800,000        531,063      13,477,553          44,416       535,169    13,517,863     14,053,032
  Olathe, KS
Callaway Village, LTD.          1,410,548         66,000       1,613,920          75,949        70,106     1,685,763      1,755,869
  Clinton, TN

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------
Puerto Rico Historic Zone        1,016,251      1990      Aug. 1990         27.5 years
  Limited Dividend
  Partnership
  San Juan, PR
Citrus Meadows Apartments, LTD.  1,836,005      1990      July 1990         27.5 years
  Brandenton, FL
Sartain School Venture             481,195      1990      Aug. 1990        15-40 years
  Philadelphia, PA
Driftwood Terrace                2,549,460      1989     Sept. 1990         27.5 years
  Associates, LTD.
  Ft. Lauderdale, FL
Holly Hill, LTD.                   342,677      1990      Oct. 1990        25-40 years
  Greenville, TN
Mayfair Apartments LTD.            251,151      1990      Oct. 1990        25-40 years
  Morristown, TN
Foxcroft Apartments                219,498      1990      Oct. 1990        25-40 years
  LTD. Troy, AL
Canterbury Apartments, LTD.        275,795      1990      Oct. 1990        25-40 years
  Indianola, MS
Cutler Canal III                 1,104,517      1990      Oct. 1990           40 years
  Associates, LTD.
  Miami, FL
Jefferson Place L.P.             3,444,937      1990      Oct. 1990           19 years
  Olathe, KS
Callaway Village, LTD.             252,112      1990      Nov. 1990        25-40 years
  Clinton, TN

(TABLE - CONTINUED)

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------
Commerce Square Apartments      2,895,817        303,837               0       4,785,670       307,943     4,781,564      5,089,507
  Associates L.P.
  Smyrna, DE
West 132nd Development          1,763,638              0               0       2,770,498        13,106     2,757,392      2,770,498
  Partnership
  New York, NY
Site H Development Co.            785,589              0       1,346,000          44,416         4,106     1,386,310      1,390,416
  Brooklyn, NY
L.I.H. Chestnut Associates,     6,189,619        752,000         693,995       6,252,451       759,229     6,939,217      7,698,446
  L.P.
  Philadelphia, PA
Diamond Phase II Venture        1,899,222              0               0       3,989,774        22,081     3,967,693      3,989,774
  Philadelphia, PA
Bookbindery Associates          1,532,485              0               0       3,841,162        29,105     3,812,057      3,841,162
  Philadelphia, PA
The Hamlet, LTD.                8,146,693      1,180,482               0      13,320,486     1,184,587    13,316,381     14,500,968
  Boynton, FL
Stop 22 Limited Partnership     8,411,424              0       4,025,481       6,847,588       216,918    10,656,151     10,873,069
  Santurce, PR
Knob Hill Apartments, LTD.      1,482,851         75,085               0       1,822,528        79,190     1,818,423      1,897,613
  Greenville, TN

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------
Commerce Square Apartments         511,484      1990      Dec. 1990      27.5-40 years
  Associates L.P.
  Smyrna, DE
West 132nd Development             339,763      1990      Dec. 1990           40 years
  Partnership
  New York, NY
Site H Development Co.             301,547      1990      Dec. 1990         27.5 years
  Brooklyn, NY
L.I.H. Chestnut Associates,        901,520      1990      Dec. 1990           35 years
  L.P.
  Philadelphia, PA
Diamond Phase II Venture           426,820      1990      Dec. 1990           40 years
  Philadelphia, PA
Bookbindery Associates             415,238      1990      Dec. 1990           40 years
  Philadelphia, PA
The Hamlet, LTD.                 2,110,235      1990      Dec. 1990         27.5 years
  Boynton, FL
Stop 22 Limited Partnership      1,752,488      1990      Dec. 1990    27.5-31.5 years
  Santurce, PR
Knob Hill Apartments, LTD.         248,147      1990      Dec. 1990           40 years
  Greenville, TN

(TABLE - CONTINUED)

                                                    Initial Cost to             Costs            Gross Amount at which Carried
                                                      Partnership            Capitalized               At Close of Period
                                Carrying        -------------------------   Subsequent to      -----------------------------------
                               Amount of                    Buildings and    Acquisition:                Buildings and
     Description               Mortgages        Land        Improvements     Improvements      Land      Improvements       Total
- - ---------------------------    ---------      ----------    ------------     -----------    ---------     ------------   ----------

Conifer James Street            2,551,107          57,034                0      4,430,532       61,139     4,426,427      4,487,566
  Associates
  Syracuse, NY
Longfellow Heights              4,161,430               0        7,739,692        194,108          204     7,933,596      7,933,800
  Apartments, L.P.
  Kansas City, MO
                             ------------     -----------     ------------   ------------  -----------  ------------   ------------
                             $201,604,094     $12,730,274     $183,175,038   $136,623,717  $12,894,634  $319,634,395   $332,529,029
                             ============     ===========     ============   ============  ===========  ============   ============

(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                         Life on Which
                                                                        Depreciation in
                                               Year of                   Latest Income
                                Accumulated  Construction/   Date        Statement is
     Description                Depreciation  Renovation   Acquired     Computed (c)(d)
- - ---------------------------     ------------- ----------   --------     ---------------

Conifer James Street              785,057       1990      Dec. 1990      15-27.5 years
  Associates
  Syracuse, NY
Longfellow Heights                976,309       1991      Mar. 1991           40 years
   Apartments, L.P.           -----------
  Kansas City, MO
                              $61,814,023
                              ===========

(a) Properties are subject to mortgage notes as shown below
(b) This amount reflects construction note payable
(c) Personal property is depreciated primarily by the straight line method over the estimated useful life ranging from 5 to 10 years
(d) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful life determined by the Partnership date of acquisition.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996


                                              Cost of Property and Equipment                     Accumulated Depreciation
                                              ------------------------------                     ------------------------
                                                                         Year Ended  March 31,
                                       ------------------------------------------------------------------------------------------
                                            1996            1995            1994            1996          1995           1994
                                        ------------    ------------    -------------   ------------   -----------    -----------
Balance at beginning of period          $331,283,225    $330,297,974    $328,960,769    $49,956,736    $38,402,455    $26,799,101
Additions during period:
  Improvements                             1,290,504       1,003,595       1,409,856
  Depreciation expense                                                                   11,885,729     11,565,888     11,648,794
Reductions during period:
  Dispositions                                44,700          18,344          72,651         28,442         11,607         45,440
                                        ------------    ------------    -------------   ------------   -----------    -----------
Balance at end of period                $332,529,029    $331,283,225    $330,297,974    $61,814,023    $49,956,736    $38,402,455
                                        ============    ============    =============   ===========    ===========    ===========

At the time the local partnerships were acquired by Liberty Tax Credit Plus III L.P., the entire purchase price paid by Liberty Tax Credit Plus III L.P. was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.