Form 10-Q
period 1996-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 1996-08-14
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)



   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996


                                       OR


  ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-24656



                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                              13-3491408
- - ------------------------------------------  -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


  625 Madison Avenue, New York, New York                                  10022
- - ------------------------------------------  ------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                     June 30,        March 31,
                                                                       1996            1996
                                                                 --------------     --------------

Property and equipment at cost, net of accumulated depreciation
   of $64,561,191 and $61,814,023, respectively                    $268,051,261       $270,715,006
Cash and cash equivalents                                             8,509,557          8,420,959
Cash held in escrow                                                  17,248,947         16,832,443
Deferred costs, net of accumulated amortization of $1,895,496
   and $1,826,439, respectively                                       3,776,669          3,845,726
Other assets                                                          2,407,997          2,307,734
                                                                   ------------       ------------

   Total assets                                                    $299,994,431       $302,121,868
                                                                   ============       ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Mortgage notes payable                                          $201,182,306       $201,604,094
   Due to debt guarantor                                             19,867,512         18,971,667
   Accounts payable and other liabilities                            22,753,349         21,196,194
   Due to local general partners and affiliates                      12,520,548         13,117,342
   Due to general partners and affiliates                             2,498,660          2,316,069
                                                                   ------------       ------------


   Total liabilities                                                258,822,375        257,205,366
                                                                   ------------       ------------

Minority interest                                                     1,570,192          1,763,731
                                                                   ------------       ------------


Commitments and contingencies (Note 3)

Partners' capital:

   Limited partners (139,101.5) BACs issued and outstanding          40,441,302         43,956,700
   General Partners                                                    (839,438)          (803,929)
                                                                   ------------       ------------

   Total partners' capital                                           39,601,864         43,152,771
                                                                   ------------       ------------

Total liabilities and partners' capital                            $299,994,431       $302,121,868
                                                                   ============       ============

See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended
                                                      June 30,
                                         --------------------------------
                                              1996               1995*
                                         -------------       ------------
Revenues

   Rentals income                         $  7,729,452       $  7,565,129
   Other                                       490,966            426,403
                                          ------------       ------------

                                             8,220,418          7,991,532
                                          ------------       ------------
Expenses

   General and administrative                1,521,687          1,505,683
   General and administrative-
      related parties (Note 2)                 665,000            654,877
   Operating and other                       1,014,795            944,858
   Repairs and maintenance                     912,769            887,014
   Real estate taxes                           496,096            475,041
   Insurance                                   368,473            390,112
   Interest                                  4,013,265          3,963,136
   Depreciation and amortization             2,816,225          2,981,288
                                          ------------       ------------

                                            11,808,310         11,802,009
                                          ------------       ------------

Minority interest in loss of subsidiaries       36,985             38,798
                                          ------------       ------------

Net loss                                  $ (3,550,907)      $ (3,771,679)
                                          ============       ============

Net loss per BAC                          $     (25.26)      $     (26.84)
                                          ============       ============

*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                      Total   Limited Partners General Partners
                                  ----------- ---------------- ----------------

Partners' capital - April 1, 1996 $43,152,771   $43,956,700      $  (803,929)

Net loss                           (3,550,907)   (3,515,398)         (35,509)
                                  -----------   -----------      -----------

Partners' capital - June 30, 1996 $39,601,864   $40,441,302      $  (839,438)
                                  ===========   ===========      ===========

See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                 1996          1995
                                                             -----------    -----------
Cash flows from operating activities:

   Net loss                                                  $(3,550,907)   $(3,771,679)

   Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                               2,816,225      2,981,288
   Minority interest in loss of subsidiaries                     (36,985)       (38,798)
   Increase in accounts payable and other liabilities          1,557,155        728,277
   Increase in cash held in escrow                              (416,504)       (28,989)
   Increase in other assets                                     (100,263)       (59,439)
   Increase in due to general partners and affiliates            182,591        130,396
   Increase in due to local general partners and affiliates      169,665         70,982
   Decrease in due to local general partners and affiliates     (766,459)       (80,567)
   Increase in due to debt guarantor                             895,845        984,969
                                                             -----------    -----------

   Net cash provided by operating activities                     750,363        916,440
                                                             -----------    -----------

Cash flows provided by (used in) investing activities:

   Acquisition of property and equipment                         (83,423)       (47,413)
   Decrease in cash held in escrow                                     0        305,702
                                                             -----------    -----------

   Net cash provided by (used in) investing activities           (83,423)       258,289
                                                             -----------    -----------

Cash flows used in financing activities:

   Principal payments of mortgage notes payable                 (421,788)      (409,093)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                          (156,554)      (188,326)
                                                             -----------    -----------

   Net cash used in financing activities                        (578,342)      (597,419)
                                                             -----------    -----------

Net increase in cash and cash equivalents                         88,598        577,310

Cash and cash equivalents at beginning of period               8,420,959      9,046,621
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 8,509,557    $ 9,623,931
                                                             ===========    ===========

See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -  General

            The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships" or "Local Partnerships") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership, with the same management).

            The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

            All intercompany accounts and transactions have been eliminated in consolidation.

            Increases (decreases in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

            Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $64,000 and $66,000 for the three months ended June 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

            In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

            Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through April 1, 1996, the Partnership has not recorded any provisions for loss in impairment of assets or reduction to estimated fair value.

            The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -  General  (continued)

of operations and cash flows for the three months ended June 30, 1996 and 1995, respectively. However, the operating results for the three months ended June 30, 1996 may not be indicative of the results for the year.

            Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.


NOTE 2  -   Related Party Transactions

            An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

            The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three months ended June 30, 1996 and 1995 are as follows:

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       1996             1995*
                                                    ---------        ----------
              Partnership management
                fees (a)                            $ 187,500         $ 187,500
              Expense reimbursement (b)                49,047            49,977
              Property management fees (c)            403,453           388,400
              Local administrative fee (d)             25,000            29,000
                                                    ---------        ----------
                                                    $ 665,000         $ 654,877
                                                    =========         =========

*Reclassified for comparative purposes

            (a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

            (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

            (c) The subsidiary partnerships incurred property management fees amounting to $501,194 and

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 2  -   Related Party Transactions (continued)

$488,157 for the three months ended June 30, 1996 and 1995, respectively, of which $403,453 and $388,400, for the three months ended June 30, 1996 and 1995, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $18,938 and $18,498 for the three months ended June 30, 1996 and 1995, respectively, which were also incurred to affiliates of the Related General Partner.

            (d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 3  -  Commitments and Contingencies

            The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 1996.

            Wade D. Mertz Elderly Housing Associates
            ----------------------------------------

            On July 29, 1996, Wade D. Mertz Elderly Housing Associates ("Wade D. Mertz") received a notice from the Internal Revenue Service ("IRS") that they will be examining Wade D. Mertz's federal income tax return for the year ended December 31, 1994. On August 13, 1996 the IRS commenced the examination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------

            The Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the Local Partnerships.

            As of June 30, 1996 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $2,176,000 of the purchase price remains to be paid (which includes approximately $1,887,000 held in escrow).

            During the three months ended June 30, 1996, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships increased by approximately $89,000. This increase is primarily attributable to cash flow from operations of $750,000, which exceeded mortgage principal payments of $422,000, distributions to minority interest of $157,000 and capital improvements of $83,000. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $2,816,000 and an increase in due to debt guarantor of $896,000 as well as management fees of $188,000 due to the general partners and affiliates.

            The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $4,174,000 and $4,203,000 remain unused at June 30, 1996 and March 31, 1996, respectively.

            Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph will be used to meet the future operating expenses of the Partnership. During the three months ended June 30, 1996 and 1995, the amounts received from operations of the Local Partnerships approximated $62,000 and $45,000, respectively.

            For discussion of contingencies affecting certain Local Partnerships, see Note 3. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Results of Operations
- - ---------------------

            In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

            Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded any provisions for loss in impairment of assets or reduction to estimated fair value.

            Results of operations for the three months ended June 30, 1996 and 1995 consists primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

            Results of operations of the consolidated subsidiary partnerships for the three months ended June 30, 1996 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

            Rental income increased 2% for the three months ended June 30, 1996 as compared to the corresponding period in 1995, primarily due to normal rental rate increases.

            Other income increased approximately $65,000 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to the receipt of funds from an insurance claim as a result of fire damage at Brooklyn H.

            Total expenses remained fairly consistent, with a 1% increase, for the three months ended June 30, 1996 as compared to the corresponding period in 1995.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

                27       Financial Data Schedule (filed herewith).

            (b) Reports on Form 8-K - No reports on Form 8-K were
                filed during the quarter.

                                   SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LIBERTY TAX CREDIT PLUS III L.P.
                         --------------------------------
                                   (Registrant)


                          By:  RELATED CREDIT PROPERTIES III L.P.,
                                a General Partner

                          By:  RELATED CREDIT PROPERTIES III INC.,
                                a General Partner

Date:  August 13, 1996

                               By:  /s/ Alan Hirmes
                                    ---------------
                                    Alan Hirmes,
                                    Vice President

Date:  August 13, 1996

                               By:  /s/ Lawrence J. Lipton
                                    ----------------------
                                    Lawrence J. Lipton,
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                           and

                           By:  LIBERTY G.P. III INC., a General Partner

Date:  August 13, 1996

                                By:  /s/ Paul L. Abbott
                                     ------------------
                                     Paul L. Abbott,
                                     President