Form 10-Q
period 1996-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 1996-11-14
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                    13-3491408
------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                    10022
---------------------------------------                 -------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (212) 421-5333

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No  ____
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    ASSETS

                                                                     September 30,         March 31,
                                                                         1996                 1996
                                                                     -------------       ------------
Property and equipment at cost, net of accumulated depreciation
  of $67,640,574 and $61,814,023, respectively                       $265,325,398        $270,715,006
Cash and cash equivalents                                               8,548,613           8,420,959
Cash held in escrow                                                    16,316,013          16,832,443
Deferred costs, net of accumulated amortization of $1,965,979
  and $1,826,439, respectively                                          3,750,176           3,845,726
Other assets                                                            2,438,167           2,307,734
                                                                     ------------        ------------

  Total assets                                                       $296,378,367        $302,121,868
                                                                     ============        ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

    Mortgage notes payable                                           $200,829,846        $201,604,094
    Due to debt guarantor                                              20,357,699          18,971,667
    Accounts payable and other liabilities                             22,658,854          21,196,194
    Due to local general partners and affiliates                       12,543,928          13,117,342
    Due to general partners and affiliates                              2,672,487           2,316,069
                                                                     ------------        ------------

    Total liabilities                                                 259,062,814         257,205,366
                                                                     ------------        ------------

Minority interest                                                       1,468,481           1,763,731
                                                                     ------------        ------------

Commitments and contingencies (Note 4)

Partners' capital:

    Limited partners (139,101.5) BACs issued and outstanding           36,724,058          43,956,700
    General Partners                                                     (876,986)           (803,929)
                                                                     ------------        ------------
  Total partners' capital                                              35,847,072          43,152,771
                                                                     ------------        ------------

Total liabilities and partners' capital                              $296,378,367        $302,121,868
                                                                     ============        ============

See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                     September 30,                     September 30,
                                               --------------------------         ------------------------
                                                  1996            1995*              1996          1995*
                                              ------------    ------------        -----------   -----------
Revenues
    Rental income                             $  7,763,682    $  7,576,218        $15,493,134   $15,141,347
    Other                                          637,100         557,462          1,128,066       983,865
                                              ------------    ------------        -----------   -----------

                                                 8,400,782       8,133,680         16,621,200    16,125,212

Expenses

    General and administrative                   1,700,176       1,848,625          3,196,863     3,354,308
    General and administrative-
     related parties (Note 2)                      667,492         654,584          1,332,492     1,309,461
    Operating and other                            845,592         777,532          1,860,387     1,701,331
    Repairs and maintenance                      1,095,222       1,001,296          2,007,991     1,909,369
    Real estate taxes                              497,365         453,358            993,461       928,399
    Insurance                                      362,186         380,430            730,659       770,542
    Interest                                     3,903,306       3,906,329          7,916,571     7,869,465
    Depreciation and amortization                3,149,866       3,002,218          5,966,091     5,983,506
                                              ------------    ------------        -----------   -----------

                                                12,221,205      12,024,372         24,004,515    23,826,381
                                              ------------    ------------        -----------   -----------

Minority interest in loss of subsidiaries           40,631          32,149            77,616         70,947
                                              ------------    ------------        -----------   -----------

Net loss                                      $ (3,779,792)   $ (3,858,543)       $(7,305,699)  $(7,630,222)
                                              ============    ============        ===========   ===========


Net loss per BAC                              $     (26.90)   $     (27.46)       $   (52.00)   $    (54.31)
                                              ============    ============        ===========   ===========


*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                                               Total           Limited Partners   General Partners
                                            -----------        ----------------   ----------------

Partners' capital - April 1, 1996           $43,152,771          $43,956,700        $  (803,929)

Net loss                                     (7,305,699)          (7,232,642)           (73,057)
                                            -----------          -----------        -----------

Partners' capital - September 30, 1996      $35,847,072          $36,724,058        $  (876,986)
                                            ===========          ===========        ===========





See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                       1996           1995
                                                                   -------------  -----------
Cash flows from operating activities:

    Net loss                                                        $(7,305,699)  $(7,630,222)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and amortization                                     5,966,091     5,983,506
    Minority interest in loss of subsidiaries                           (77,616)      (70,947)
    Increase in accounts payable and other liabilities                1,462,660     1,002,342
    Increase in cash held in escrow                                    (111,570)     (724,570)
    Increase in other assets                                           (130,433)     (553,861)
    Increase in due to general partners and affiliates                  356,418       319,442
    Increase in due to local general partners and affiliates            243,051       335,696
    Decrease in due to local general partners and affiliates           (816,465)     (384,340)
    Increase in due to debt guarantor                                 1,386,032     1,639,898
                                                                    -----------   -----------
    Net cash provided by (used in) operating activities                 972,469       (83,056)
                                                                    -----------   -----------

Cash flows provided by investing activities:

    Acquisition of property and equipment                              (436,943)     (178,892)
    Decrease in cash held in escrow                                     628,000       978,302
                                                                    -----------   -----------

    Net cash provided by investing activities                           191,057       799,410
                                                                    -----------   -----------

Cash flows used in financing activities:

    Principal payments of mortgage notes payable                       (774,248)     (937,378)
    Increase in deferred costs                                          (43,990)            0
    Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                                 (217,634)     (148,124)
                                                                    -----------   -----------

    Net cash used in financing activities                            (1,035,872)   (1,085,502)
                                                                    -----------   -----------

Net increase (decrease) in cash and cash equivalents                    127,654      (369,148)

Cash and cash equivalents at beginning of period                      8,420,959     9,046,621
                                                                    -----------   -----------

Cash and cash equivalents at end of period                          $ 8,548,613   $ 8,677,473
                                                                    ===========   ===========

See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1  -   General

         The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships" or "Local Partnerships") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

         The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

         All intercompany accounts and transactions have been eliminated in consolidation.

         Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

         Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $66,000 and $73,000, $130,000 and $139,000 for the three and six months ended September 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1  -   General (continued)

         The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and cash flows for the six months ended September 30, 1996 and 1995, respectively. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.

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

         The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three and six months ended September 30, 1996 and 1995 are as follows:

                                       Three Months Ended            Six Months Ended
                                          September 30,                September 30,
                                    -----------------------     -------------------------
                                      1996          1995*          1996           1995*
                                    --------       --------     ----------     ----------
Partnership management
  fees (a)                          $187,500       $187,500     $  375,000     $  375,000
Expense reimbursement (b)             23,077         39,509         72,124         89,486
Property management fees (c)         431,915        398,575        835,368        786,975
Local administrative fee (d)          25,000         29,000         50,000         58,000
                                    --------       --------     ----------     ----------
                                    $667,492       $654,584     $1,332,492     $1,309,461
                                    ========       ========     ==========     ==========

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2  -   Related Party Transactions (continued)

their original capital contributions plus a 10% priority return thereon
(to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,149,000 and $1,774,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996, respectively.

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

         (c) The subsidiary partnerships incurred property management fees amounting to $531,074 and $496,176 and $1,032,268 and $984,333 for the three and six months ended September 30, 1996 and 1995, respectively, of which $431,915 and $398,575, and $835,368 and $786,975 for the three and six months ended September 30, 1996 and 1995, respectively, were incurred to affiliates of the subsidiary partnership's general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $19,260 and $19,074 and $38,198 and $37,572 for the three and six months ended September 30, 1996 and 1995, respectively, which were also incurred to affiliates of the Related General Partner.

         (d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 3  -   Mortgage Notes Payable

         As of December 31, 1995 Stop 22 Limited Partnership ("Stop 22") had nine months interest in arrears, totaling $540,000. This constituted an event under which the lender may have declared the mortgage obligation in default. During April 1996, Stop 22 completed a modification of its mortgage debt, effective November 1, 1995, which reduced the stated rate from 10% to 8% and the pay rate from 9% to 7% resulting in a reduction of the monthly interest only payments from $60,000 to $46,666. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 9%. In connection with the modification the interest in arrears was paid.

         During June 1996, Las Camelias Limited Partnership completed a modification of its mortgage debt, effective July 1, 1966, which reduced the stated rate from 10% to 8.25%, the pay rate from 9% to 7.25%, and extended the maturity date from October 1, 2021 to June 1, 2026. The monthly payment which had been interest only in the amount of $45,000 was reduced to a payment of principal and interest in the amount of $40,931. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 8.25%.


NOTE 4  -   Commitments and Contingencies

         The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 1996. See Note 3 for a discussion of the resolution of the contingency regarding Stop 22.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 4  -   Commitments and Contingencies (continued)

         Wade D. Mertz Elderly Housing Associates
         ----------------------------------------

         On July 29, 1996, Wade D. Mertz Elderly Housing Associates ("Wade D. Mertz") received a notice from the Internal Revenue Service ("IRS") that they will be examining Wade D. Mertz's federal income tax return for the year ended December 31, 1994. The IRS commenced the examination on August 13, 1996 and completed its field work in early September however, as of November 14, 1996, Wade D. Mertz has not received notice that the IRS has concluded its audit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

         The Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the Local Partnerships.

         As of September 30, 1996 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,548,000 of the purchase price remains to be paid (which includes approximately $1,259,000 held in escrow). During the six months ended September 30, 1996, approximately $628,000 was paid to the Local Partnerships, all of which was released from escrow.

         During the six months ended September 30, 1996, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships increased by approximately $128,000. This increase is primarily attributable to cash flow from operations of $972,000 and a decrease in cash held in escrow of $628,000 which exceeded mortgage principal payments of $774,000, a decrease in capitalization of consolidated subsidiaries attributable to minority interest of $218,000, capital improvements of $437,000, and an increase in deferred costs of $44,000. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $5,966,000 and an increase in due to debt guarantor of $1,386,000 as well as management fees of $375,000 due to the general partners and affiliates.

         The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $4,118,000 and $4,203,000 remain unused at September 30, 1996 and March 31, 1996, respectively.

         Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph will be used to meet the future operating expenses of the Partnership. During the six months ended September 30, 1996 and 1995, the amounts received from operations of the Local Partnerships approximated $91,000 and $69,000, respectively.

         As of December 31, 1995 Stop 22 Limited Partnership ("Stop 22") had nine months interest in arrears, totaling $540,000. This constituted an event under which the lender may have declared the mortgage obligation in default. During April 1996, Stop 22 completed a modification of its mortgage debt, effective November 1, 1995, which reduced the stated rate from 10% to 8% and the pay rate from 9% to 7% resulting in a reduction of the monthly interest only payments from $60,000 to $46,666. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 9%. In connection with the modification the interest in arrears was paid.

         During June 1996, Las Camelias Limited Partnership completed a modification of its mortgage debt, effective July 1, 1966, which reduced the stated rate from 10% to 8.25%, the pay rate from 9% to 7.25%, and extended the maturity date from October 1, 2021 to June 1, 2026. The monthly payment which had been interest only in the amount of $45,000 was reduced to a payment of principal and interest in the amount of $40,931. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 8.25%.

         For discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

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

Results of Operations
---------------------

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

            Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

         Results of operations for the three and six months ended September 30, 1996 and 1995 consists primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

         Results of operations of the consolidated subsidiary partnerships for the three and six months ended September 30, 1996 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

         Rental income increased approximately 2% for both the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995, primarily due to normal rental rate increases.

         Other income increased approximately $80,000 and $144,000 for the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995. These increases are primarily due to interest earned for several years on an escrow account at The Hamlet, Ltd. which was recognized in the second quarter of 1996, the receipt of a charitable contribution for the establishment of a summer youth program at C.V. Bronx Associates, L.P. and due to the receipt of funds from an insurance claim as a result of fire damage at Site H Development Co. in the first quarter.

         Total expenses remained fairly consistent, with an increase of approximately 1% for both the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             27  Financial Data Schedule (filed herewith)

         (b) Reports on Form 8K - No reports on Form 8-K were filed during the quarter.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                                    By:  RELATED CREDIT PROPERTIES III L.P.,
                                         a General Partner

                                    By:  RELATED CREDIT PROPERTIES III INC.,
                                         a General Partner

Date:  November 13, 1996

                                         By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes,
                                             Vice President
                                             (Principal Financial Officer)


Date:  November 13, 1996

                                         By: /s/ Richard A. Palermo
                                             ----------------------
                                             Richard A. Palermo,
                                             Treasurer
                                             (Principal Accounting Officer)

                                    and

                                    By:  LIBERTY G.P. III INC., a General
                                         Partner

Date:  November 13, 1996

                                         By: /s/ Paul L. Abbott
                                             ------------------
                                             Paul L. Abbott,
                                             President