Form 10-Q
period 1996-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 1997-02-14
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-24656



                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                                13-3491408
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                               10022
--------------------------------------                           --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               ==============================
                                                December 31,        March 31,
                                                   1996               1996
                                               ------------      ------------
ASSETS
Property and equipment at cost,
   net of accumulated depreciation
   of $70,551,796 and $61,814,023,
   respectively ............................    $262,551,893     $270,715,006
Cash and cash equivalents ..................       8,663,048        8,420,959
Cash held in escrow ........................      16,181,954       16,832,443
Deferred costs, net of accumulated
   amortization of $2,039,824
   and $1,826,439, respectively ............       3,676,331        3,845,726
Other assets ...............................       2,842,174        2,307,734
                                                ------------     ------------

   Total assets ............................    $293,915,400     $302,121,868
                                                ============     ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

   Mortgage notes payable ..................    $200,580,457     $201,604,094
   Due to debt guarantor ...................      21,633,681       18,971,667
   Accounts payable and other
    liabilities ............................      23,506,838       21,196,194
   Due to local general partners and
    affiliates .............................      12,481,968       13,117,342
   Due to general partners and
    affiliates .............................       2,341,232        2,316,069
                                                ------------     ------------

   Total liabilities .......................     260,544,176      257,205,366
                                                ------------     ------------

Minority interest ..........................       1,436,458        1,763,731
                                                ------------     ------------

Commitments and contingencies (Note 4)

Partners' capital:

   Limited partners (139,101.5) BACs
    issued and outstanding .................      32,850,875       43,956,700
   General Partners ........................        (916,109)        (803,929)
                                                ------------     ------------

   Total partners' capital .................      31,934,766       43,152,771
                                                ------------     ------------

Total liabilities and partners' capital ....    $293,915,400     $302,121,868
                                                ============     ============

           See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                     ==========================    ============================
                          Three Months Ended             Nine Months Ended
                             December 31,                  December 31,
                     --------------------------    ----------------------------
                         1996          1995*           1996           1995*
                     --------------------------    ----------------------------

Revenues
 Rental income ...   $ 7,922,093    $ 7,589,959    $ 23,415,227    $ 22,731,306
 Other ...........       460,421        363,630       1,588,487       1,347,495
                       ---------      ---------      ----------      ----------

                       8,382,514      7,953,589      25,003,714      24,078,801
                       ---------      ---------      ----------      ----------

Expenses
 General and
  administrative .     1,774,768      1,483,651       4,971,631       4,837,959
 General and
  administrative-
  related parties        669,768        654,860       2,002,260       1,964,321
 Operating and
  other ..........       914,939        841,877       2,775,326       2,543,208
 Repairs and
  maintenance ....     1,103,634        989,815       3,111,625       2,899,184
 Real estate taxes       498,915        460,478       1,492,376       1,388,877
 Insurance .......       409,857        378,612       1,140,516       1,149,154
 Interest ........     3,973,944      3,893,527      11,890,515      11,762,992
 Depreciation and
  amortization ...     2,985,067      2,946,535       8,951,158       8,930,041
                       ---------      ---------      ----------      ----------

                      12,330,892     11,649,355      36,335,407      35,475,736
                      ----------     ----------      ----------      ----------

Minority interest
 in loss of
 subsidiaries ....        36,072         37,114         113,688         108,061
                      ----------      ---------      ----------      ----------

Net loss .........   $(3,912,306)   $(3,658,652)   $(11,218,005)   $(11,288,874)
                       =========      =========      ==========      ==========

Net loss per
 BAC .............   $    (27.84)   $    (26.04)   $     (79.84)   $     (80.34)
                       =========     ==========      ==========      ==========

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                    ===========================================
                                                     Limited          General
                                       Total         Partners         Partners
                                    -------------------------------------------

Partners' capital -
 April 1, 1996 ....                 $ 43,152,771    $ 43,956,700    $  (803,929)

Net loss ..........                  (11,218,005)    (11,105,825)      (112,180)
                                    ------------    ------------    -----------

Partners' capital -
 December 31,
 1996                               $ 31,934,766    $ 32,850,875    $  (916,109)
                                    ============    ============    ===========

           See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                               ============================
                                                     Nine Months Ended
                                                        December 31,
                                               ----------------------------
                                                    1996          1995
                                               ----------------------------

Cash flows from operating activities:

   Net loss ................................   $(11,218,005)   $(11,288,874)

   Adjustments to reconcile net loss
    to net cash provided by
    operating activities:

   Depreciation and amortization ...........      8,951,158       8,930,041
   Minority interest in loss of
    subsidiaries ...........................       (113,688)       (108,061)
   Increase in accounts payable
    and other liabilities ..................      2,310,644       2,086,710
   (Decrease) increase in cash held
    in escrow ..............................         22,489        (932,566)
   Increase in other assets ................       (534,440)       (639,862)
   Increase in due to general partners
    and affiliates .........................         25,163         533,128
   Increase in due to local general
    partners and affiliates ................        260,390         361,441
   Decrease in due to local general
    partners and affiliates ................       (895,764)       (580,758)
   Increase in due to debt guarantor .......      2,662,014       2,587,199
                                               ------------    ------------

   Net cash provided by
    operating activities ...................      1,469,961         948,398
                                               ------------    ------------

Cash flows provided by investing activities:

   Acquisition of property and
    equipment ..............................       (574,660)       (383,840)
   Decrease in cash held in escrow .........        628,000         978,302
                                               ------------    ------------

   Net cash provided by investing
    activities .............................         53,340         594,462
                                               ------------    ------------


           See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                               ============================
                                                     Nine Months Ended
                                                        December 31,
                                               ----------------------------
                                                    1996          1995
                                               ----------------------------
Cash flows used in financing activities:

   Principal payments of mortgage
    notes payable ......................      (1,023,637)    (1,177,587)
   Increase in deferred costs ..........         (43,990)             0
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest ..        (213,585)      (151,159)
                                             -----------    -----------

   Net cash used in financing
    activities .........................      (1,281,212)    (1,328,746)
                                             -----------    -----------

Net increase in cash and
   cash equivalents ....................         242,089        214,114

Cash and cash equivalents at
   beginning of period .................       8,420,959      9,046,621
                                             -----------    -----------

Cash and cash equivalents at
   end of period .......................     $ 8,663,048    $ 9,260,735
                                             ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

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

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $76,000 and $64,000 and $206,000 and $203,000 for the three and nine months ended December 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1 - General (continued)

in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and cash flows for the nine months ended December 31, 1996 and 1995, respectively. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three and nine months ended December 31, 1996 and 1995 are as follows:

                     ==========================    ============================
                          Three Months Ended             Nine Months Ended
                             December 31,                  December 31,
                     --------------------------    ----------------------------
                         1996          1995*           1996           1995*
                     --------------------------    ----------------------------
Partnership
 management
 fees (a) ......      $187,500       $187,500     $  562,500      $  562,500
Expense
 reimburse-
 ment (b) ......        69,068         50,305        141,192         139,791
Property manage-
 ment fees (c) .       388,200        388,055      1,223,568       1,175,030
Local adminis-
 trative fee (d)        25,000         29,000         75,000          87,000
                      --------       --------     ----------      ----------

                      $669,768       $654,860     $2,002,260      $1,964,321
                      ========       ========     ==========      ==========

*Reclassified for comparative purposes

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,774,000 were accrued and unpaid at both December 31, 1996 and March 31, 1996.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

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

(c) The subsidiary partnerships incurred property management fees amounting to $484,266 and $484,273 and $1,516,534 and $1,468,606 for the three and nine months ended December 31, 1996 and 1995, respectively, of which $388,200 and $388,055, and $1,223,568 and 1,175,030 for the three and nine months ended December 31, 1996 and 1995, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $18,307 and $19,440 and $56,505 and $57,012 for the three and nine months ended December 31, 1996 and 1995, respectively, which were also incurred to affiliates of the Related General Partner.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

As of December 31, 1995 Stop 22 Limited Partnership ("Stop 22") had nine months interest in arrears, totaling $540,000. This constituted an event under which the lender may have declared the mortgage obligation in default. During April 1996, Stop 22 completed a modification of its mortgage debt, effective November 1, 1995, which reduced the stated rate from 10% to 8% and the pay rate from 9% to 7% resulting in a reduction of the monthly interest only payments from $60,000 to $46,666. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 8%. In connection with the modification the interest in arrears was paid.

During June 1996, Las Camelias Limited Partnership completed a modification of its mortgage debt, effective July 1, 1996, which reduced the stated rate from 10% to 8.25%, the pay rate from 9% to 7.25%, and extended the maturity date from October 1, 2021 to

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 3 - Mortgage Notes Payable (continued)

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

Wade D. Mertz Elderly Housing Associates
----------------------------------------
On July 29, 1996, Wade D. Mertz Elderly Housing Associates ("Wade D. Mertz") received a notice from the Internal Revenue Service ("IRS") that they will be examining Wade D. Mertz's federal income tax return for the year ended December 31, 1994. The IRS commenced the examination on August 13, 1996 and completed its field work in early September however, as of February 13, 1997, Wade D. Mertz has not received notice that the IRS has concluded its audit.

R.P.P. Limited Dividend Housing Association Limited Partnership
---------------------------------------------------------------
During the 1995, 1994 and 1993 Fiscal Years, R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place"), experienced significant losses from operations.

River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Development Authority (the "Authority") whereby the Authority issued Limited Obligation Revenue Bonds and loaned the proceeds to River Place. The loans are nonrecourse and are collateralized by mortgages (the "Mortgages") on River Place's properties (the "Properties"). The General Retirement System of the City of Detroit ("GRS") has committed to purchase the loans from the Authority if certain events occur. As of July 1, 1996, the partnership agreement for River Place was amended and restated. Pursuant to that agreement, a new general partner, GRS RP General Corp. (the "New GP"), which is controlled by the GRS, was admitted to River Place and the prior general partner, River Place Plaza, became an additional limited partner. The Partnership's interest in profits and losses and tax credits of River Place was not affected by that

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 4 - Commitments and Contingencies (continued)

agreement. At the same time, the GRS executed a letter agreement which provides that it will not enter into foreclosure proceedings on the Mortgages prior to February 1, 2006, so long as the New GP does not meet with any interference in connection with operation of the Properties or management of River Place. In addition, the revised partnership agreement of River Place provides that the New GP can only cause River Place to sell the Properties prior to February 1, 2006 to an unrelated third party on an arms-length basis. Any other transfer of the Properties prior to that date requires the consent of the Special Limited Partner. At any time after February 1, 2006, the New GP can make a capital call on the Partnership in an amount up to the Partnership's share of any outstanding indebtedness of River Place. The obligation to meet such capital call is without recourse to the Partnership, with the sole remedy for failure to comply being seizure of the Partnership's interest in River Place. The Partial Guaranty of Payment dated August 1, 1988 in connection with the issuance of the Junior Bonds was fully and completely discharged and River Place Holdings, Inc. ("Guarantor") and all of its shareholders, directors, officers, agents and employees were fully and completely released from any liability arising out of or in connection with the Guaranty. In the event of foreclosure there would be substantial forgiveness of indebtness income since the carrying value of the property is less than the carrying value of the mortgage and amount due to debt guarantor. In addition there would be no effect on liquidity since the mortgage is nonrecourse to River Place.

River Place was unable to make certain required debt service payments during the nine months ended December 31, 1996 and the 1995, 1994 and 1993 Fiscal Years and as a result was declared in default under its obligation and was required to appoint, MIG Management Services, Inc. ("MMS"), an agent of GRS as manager of the apartments. It is anticipated that the subsidiary partner-ship will be unable to make the required debt service payments in 1997.

Unpaid principal and interest for the nine months ended December 31, 1996 and the 1995, 1994 and 1993 fiscal years was paid by the GRS on behalf of River Place and is included in the Partnership's Consolidated Balance Sheets under the caption Due to Debt Guarantor. River Place accrues interest on the amounts paid by GRS at a rate of 15%. River Place also did not pay certain fees owed to GRS totaling $2,052,912 and $1,740,950 at December 31, 1996 and March 31, 1996,
respectively which are included in accounts payable.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 4 - Commitments and Contingencies (continued)

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. River Place's difficulties in generating sufficient cash flow to sustain operations and repay indebtedness raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was zero at both December 31, 1996 and March 31, 1996. River Place's net loss after minority interest amounted to approximately $1,362,000 and $1,078,000 and $3,435,000 and $3,309,000 for the three and nine months ended December 31, 1996 and 1995, respectively.

Williamsburg Residential II, L.P.
---------------------------------
In January 1997 the underlying mortgage note of Williamsburg Residential II, L.P. ("Williamsburg II") was accelerated by the lender due to the non-payment of the required monthly installments due for November 1996 through January 1997 and the transfer of the general partnership interest which constituted events of default. On January 27, 1997, Williamsburg II entered into a forbearance agreement with the lender to temporarily forestall or postpone the further exercising of the lender's remedies while Williamsburg II negotiates a workout agreement. The forbearance agreement which expires March 27, 1997 required a payment of $74,674 upon execution and requires payment by the fifteenth of February and the fifteenth of March of all net operating income for the preceding month (with certified rent rolls and certified operating statements sent to the lender) which will be applied to amounts due and owing under the loan documents. At the end of the forbearance period if Williamsburg II has not paid in full all amounts due and owing under the loan documents or entered into a written workout agreement with the lender, the lender may proceed with lender's remedies without any notice or demand to Williamsburg II. The Partnership's investment in Williamsburg II at December 31, 1996 and March 31, 1996 was approximately $796,000 and $849,000, respectively, and the minority interest balance was zero at each date. Williamsburg II's net income (loss) after minority interest amounted to approximately ($30,000) and $8,000 and ($53,000) and ($5,000) for the three and nine months ended December 31, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the Local Partnerships.

As of December 31, 1996 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,548,000 of the purchase price remains to be paid (which includes approximately $1,259,000 held in escrow). During the nine months ended December 31, 1996, approximately $628,000 was paid to the Local Partnerships, all of which was released from escrow.

During the nine months ended December 31, 1996, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships increased by approximately $242,000. This increase was primarily attributable to cash flow from operations ($1,470,000) and a decrease in cash held in escrow ($628,000) which exceeded mortgage principal payments ($1,024,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($214,000), capital improvements ($575,000), and an increase in deferred costs ($44,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount ($8,951,000) and an increase in due to debt guarantor ($2,662,000).

The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $3,514,000 and $4,203,000 remain unused at December 31, 1996 and March 31, 1996, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph will be used to meet the future operating expenses of the Partnership. During the nine months ended December 31, 1996 and 1995, the amounts received from operations of the Local Partnerships approximated $81,000 and $69,000, respectively.

As of December 31, 1995 Stop 22 Limited Partnership ("Stop 22") had nine months interest in arrears, totaling $540,000. This constituted an event under which the lender may have declared the mortgage obligation in default. During April 1996, Stop 22 completed a modification of its mortgage debt, effective November 1,

1995, which reduced the stated rate from 10% to 8% and the pay rate from 9% to 7% resulting in a reduction of the monthly interest only payments from $60,000 to $46,666. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 8%. In connection with the modification the interest in arrears was paid.

During June 1996, Las Camelias Limited Partnership completed a modification of its mortgage debt, effective July 1, 1996, which reduced the stated rate from 10% to 8.25%, the pay rate from 9% to 7.25%, and extended the maturity date from October 1, 2021 to June 1, 2026. The monthly payment which had been interest only in the amount of $45,000 was reduced to a payment of principal and interest in the amount of $40,931. The interest rate on the accrued but unpaid interest (1%), which had been at 10% was reduced to 8.25%.

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Results of operations for the three and nine months ended December 31, 1996 and 1995 consists primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and nine months ended December 31, 1996 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 3% for the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995, primarily due to rental rate increases.

Other income increased approximately $97,000 and $241,000 for the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995. The increase during the three months was primarily due to an overstatement of such income at one Local Partnership in the second quarter of 1995 which was corrected in the third quarter of 1995 and an under accrual of interest at another Local Partnership in 1995. The increase during the nine months was primarily due to increases at four Local Partnerships. There was an increase at one Local Partnership due to interest earned for several years on an escrow account which was recognized in the second quarter of 1996. Another Local Partnership received a charitable contribution for the establishment of a summer youth program. There was an increase at a third Local Partnership due to the receipt of funds from an insurance claim as a result of fire damage in the first quarter. The increase at the fourth Local Partnership was due to an under accrual of interest in 1995.

Total expenses, excluding general and administrative and repairs and maintenance expenses remained fairly consistent, with increases of approximately 3% and 2% for the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995.

General and administrative increased approximately $291,000 for the three months ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to an under accrual of a letter of credit fee at one Local Partnership in 1995.

Repairs and maintenance increased approximately $114,000 for the three months ended December 31, 1996 as compared to the corresponding period in 1995. This increase was primarily due to increases at three Local Partnerships. There was an increase at one Local Partnership due to the replacement of counter tops and cabinet doors. The increase at the second Local Partnership was due to the conversion of fourteen wood entry doors to steel doors, the addition of handicap access ramps, and the upgrade of the hydroneumatic water pump system. The increase at the third Local Partnership was due to the replacement of carpeting with vinyl tile in high traffic areas, the repainting of hallways and doors and the repair and repainting of ceilings and walls due to water damage caused by high winds and heavy rains.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                                   By: RELATED CREDIT PROPERTIES III L.P.,
                                       a General Partner

                                   By: RELATED CREDIT PROPERTIES III INC.,
                                       a General Partner

Date:  February 13, 1997

                                       By:/s/ Alan P. Hirmes
                                          -------------------
                                          Alan P. Hirmes,
                                          Vice President
                                          (principal financial officer)

Date:  February 13, 1997

                                       By:/s/ Richard A. Palermo
                                          -----------------------
                                          Richard A. Palermo,
                                          Treasurer
                                          (principal accounting officer)


                                   By: LIBERTY G.P. III INC.,
                                       a General Partner

Date:  February 13, 1997

                                       By:/s/ Paul L. Abbott
                                          ------------------
                                          Paul L. Abbott,
                                          Chairman of the Board, President,
                                          Chief Operating Officer and Director