Form 10-K
period 1997-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 1997-06-30
CIK 843076

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997
                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-24656

                       LIBERTY TAX CREDIT PLUS III L.P.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        13-3491408
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                     10022
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

      Limited Partnership Interests and Beneficial Assignment Certificates
      --------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page 202.

                                     PART I

Item 1. Business.

General

     Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation.

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

     The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit") ("Rehabilitation Projects"; and together with the Apartment Complexes, the"Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the partnership interests in the Local Partnership. As of March 31, 1997, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in 62 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

     Liberty Associates IV, L.P. ("Liberty Associates") is the Special Limited Partner in all 62 Local Partnerships. Liberty Associates has certain rights and obligations in its role as Special Limited Partner which permit this affiliate of the registrant to execute control over the management and policies of the subsidiaries.

     The Partnership has been formed to invest primarily in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are to:

     1. Entitle qualified BACs holders to substantial Housing Tax Credits over the period of the Partnership's entitlement to claim such Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the partnership ceases to meet qualification requirements , (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

     The Partnership continues to meet its primary objective of generating Housing Tax Credits; approximately $19,673,000, $19,673,000, and $19,765,000, during the years ended March 31, 1997, 1996, and 1995, respectively.

     The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

     As of March 31, 1997, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

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

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 98% limited partnership interest in 61 Local Partnerships and a 26.46% limited partnership interest in 1 Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 62 Local Partnerships own 66 apartment complexes. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the properties, may be found in Item 14. Schedule III.

                            LocalPartnership Schedule
                            -------------------------

                                                                            % of Units Occupied  at  May 1
                                                                        ---------------------------------------
Name and Location (Number of Units)               Date Acquired         1997     1996     1995    1994     1993
-----------------------------------               -------------         ----     ----     ----    ----     ----
C.V. Bronx Associates, L.P./Gerald Gardens
Bronx, NY  (121)                                  June 1989              97       97       95      98      100

Michigan Rural Housing Limited Partnership
Michigan  (192)(a)                                September 1989         97       89       90      95       94

Jefferson Limited Partnership
Schreveport, LA  (69)                             December 1989          94       99       96     100      100

Inter-Tribal Indian Village Housing
Development Associates, L.P.
Providence, RI  (36)                              October 1989           94      100      100      97      100

RBM Associates/Spring Garden
Philadelphia, PA  (8)                             December 1989         100      100      100     100      100

Glenbrook Associates
Atglen, PA  (35)                                  November 1989         100      100      100      98      100

Affordable Flatbush Associates
Brooklyn, NY  (30)                                December 1989          97      100       97     100      100

Barclay Village II, LTD.
Chambersburg, PA  (87)                            November 1989         100      100      100     100      100

1850 Second Avenue Associates, L.P.
New York, NY  (48)                                October 1989          100      100      100     100      100

R.P.P. Limited Dividend Housing/River Place
Detroit, MI  (301)                                November 1989          95       97       99      96       92

Williamsburg Residential II, L.P.
Wichita, KS  (50)                                 November 1989          74       92       96      99       95

West 104th Street Associates L.P.
New York, NY  (56)                                December 1989          98      100       98     100      100

Meredith Apartments, LTD.
Salt Lake City, UT  (22)                          August 1989           100      100      100      95       95

Ritz Apartments, LTD.
Salt Lake City, UT  (30)                          August 1989            93      100      100     100      100

Ashby Apartments, LTD.
Salt Lake City, UT  (27)                          August 1989            96       96      100     100      100

                            Local Partnership Schedule
                            --------------------------

                                                                            % of Units Occupied  at  May 1
                                                                        ---------------------------------------
Name and Location (Number of Units)               Date Acquired         1997     1996     1995    1994     1993
-----------------------------------               -------------         ----     ----     ----    ----     ----
South Toledo Associates, LTD.
Toledo, OH  (18)                                  January 1990           94      100      100      94      100

Dunlap School Venture
Philadelphia, PA  (35)                            January 1990          100       92       98     100      100

Philipsburg Elderly Housing Associates
Philipsburg, PA  (103)                            February 1990          98       99       98     100      100

Franklin Elderly Housing Associates
Franklin, PA  (89)                                February 1990          99       99       99     100      100

Wade D. Mertz Elderly Housing Associates
Sharpsville, PA  (103)                            February 1990          98       99       99     100      100

Lancashire Towers Associates
Limited Partnership
Cleveland, OH  (240)                              February 1990          98      100      100     100      100

Northwood Associates Limited Partnership
Toledo, OH  (176)                                 February 1990          96       97       92      95      100

Brewery Renaissance Associates
Middletown, NY  (53)                              February 1990          98       98       98      98      100

Brandywine Court Associates, L.P.
Jacksonville, FL  (52)                            November 1989          98       94       90      96       98

Art Apartments Associates
Philadelphia, PA  (30)                            March 1990             97       83       94      97      100

The Village at Carriage Hills, LTD.
Clinton, TN  (48)                                 March 1990            100      100      100     100      100

Mountainview Apartments, LTD.
Newport, TN  (34)                                 March 1990            100      100      100     100      100

The Park Village, Limited
Jackson, MS  (24)                                 March 1990            100      100      100     100       99

River Oaks Apartments, LTD.
Oneonta, AL  (35)                                 March 1990            100      100      100     100      100

Forrest Ridge Apartments, LTD.
Forrest City, AR  (25)                            March 1990            100      100      100     100      100

The Hearthside Limited Dividend Housing
Association Limited Partnership
Portage, MI  (101)                                March 1990             99       98      100      98       98

Redemptorist Limited Partnership
New Orleans, LA  (126)                            March 1990             95       98       95     100       97

Manhattan A Associates
New York,  NY  (99)                               April 1990             97       97       98      96       98

                            Local Partnership Schedule
                            --------------------------

                                                                            % of Units Occupied  at  May 1
                                                                        ---------------------------------------
Name and Location (Number of Units)               Date Acquired         1997     1996     1995    1994     1993
-----------------------------------               -------------         ----     ----     ----    ----     ----
Broadhurst Willows, L.P.
New York, NY  (129)                               April 1990             92      96        97      98      100

Weidler Associates Limited Partnership
  Portland, OR  (52)                              May 1990              100      98        98      99      100

Gentle Pines-West Columbia Associates, L.P.
Columbia, SC  (150)                               June 1990             100      99        97     100       99

Lake Forest Estates II, LTD.
Livingston, AL  (32)                              June 1990             100     100        97     100      100

Las Camelias Limited Partnership
Rio Piedras, PR  (166)                            June 1990             100     100        98     100      100

WPL Associates XXIII
Portland, OR  (48)                                July 1990              92      97        98     100       95

Broadway Townhouses L.P.
Camden, NJ  (175)                                 July 1990             100     100       100     100      100

Puerto Rico Historic Zone Limited
Dividend Partnership
San Juan, PR  (67)                                August 1990           100     100       100     100      100

Citrus Meadows Apartments, LTD.
Brandenton, FL  (200)                             July 1990              96      94        96      95       98

Sartain School Venture
Philadelphia, PA  (35)                            August 1990            98      89        98     100       96

Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL  (176)                         September 1990        100     100        99     100      100

Holly Hill, LTD.
Greenville, TN  (46)                              October 1990          100     100        96     100      100

Mayfair Apartments LTD.
Morristown, TN  (48)                              October 1990          100     100       100     100       99

Foxcroft Apartments LTD.
Troy, AL  (48)                                    October 1990           98      98       100     100       99

Canterbury Apartments, LTD.
Indianola, MS  (48)                               October 1990           90     100       100     100      100

Cutler Canal III Associates, LTD.
Miami, FL  (262)                                  October 1990           94      95        97      98       60

Jefferson Place L.P.
Olathe, KS  (352)                                 October 1990           96       93       99      98       94

Callaway Village, LTD.
Clinton, TN  (46)                                 November 1990         100      100      100     100       98

                            Local Partnership Schedule
                            --------------------------

                                                                            % of Units Occupied  at  May 1
                                                                        ---------------------------------------
Name and Location (Number of Units)               Date Acquired         1997     1996     1995    1994     1993
-----------------------------------               -------------         ----     ----     ----    ----     ----
Commerce Square Apartments Associates L.P.
Smyrna, DE  (80)                                  December 1990         100       95       98     100       99

West 132nd Development Partnership
New York, NY  (40)                                December 1990          95       88       95      97      100

Site H Development Co.
Brooklyn, NY  (11)                                December 1990         100      100      100     100      100

L.I.H. Chestnut Associates, L.P.
Philadelphia, PA  (78)                            December 1990          94       97       85     100      100

Diamond Phase II Venture
Philadelphia, PA  (32)                            December 1990          97       91       97      94      100

Bookbindery Associates
Philadelphia, PA  (41)                            December 1990          98       98       93      95      100

The Hamlet, LTD.
Boynton Beach, FL  (240)                          December 1990          93       98       92      95       96

Stop 22 Limited Partnership
Santurce, PR  (153)                               December 1990         100      100       99     100      100

Knob Hill Apartments, LTD.
Greenville, TN  (48)                              December 1990         100      100      100     100      100

Conifer James Street Associates
Syracuse, NY  (73)                                December 1990          92       92       79     100      100

Longfellow Heights Apartments, L.P.
Kansas City, MO  (104)                            March 1991             98       98       86      98      100


(a)  Consists of five apartment complexes located throughout Michigan.


     Generally, the General Partners require in connection with investments in Local Partnerships that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization, the Partnership's investment ("Guarantee Period"). In each case the operating deficits will be funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $16,100,000 have expired as of March 31, 1997. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     The Partnership has issued 27,820.3 Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $139,101,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor III Inc. (the "Assignor Limited Partner"), which has in turn issued 139,101.5 BACs to the purchasers thereof for an aggregate purchase price of $139,101,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

     As of May 1, 1997, the Partnership has approximately 9,800 registered holders of an aggregate of 139,101.5 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

     Certain subsidiaries are subject to HUD restrictions which limit annual cash distributions to partners and restrict the subsidiaries from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence, without HUD's approval.

     Pursuant to the terms of the Partnership Agreement there are no material restrictions that restrict the ability of the Partnership to make distributions.

     However, the Partnership has made no distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                       Year Ended March 31
                                           -----------------------------------------------------------------------------------------
OPERATIONS                                     1997               1996               1995              1994               1993
----------                                 ------------       ------------       ------------       ------------       ------------
Revenues                                   $ 33,542,935       $ 33,211,908       $ 32,437,587       $ 31,371,907       $ 30,001,314
Operating expenses                           48,902,130         49,134,034         47,897,186         47,729,423         46,246,686
Provision for impairment
   of assets                                 20,083,101                  0                  0                  0                  0
                                           ------------       ------------       ------------       ------------       ------------
Loss before
   minority interest                        (35,442,296)       (15,922,126)       (15,459,599)       (16,357,516)       (16,245,372)

Minority interest in
   income of subsidiary
   partnerships                                 156,523            153,662            158,671            152,604            165,686
                                           ------------       ------------       ------------       ------------       ------------

Net loss                                   $(35,285,773)      $(15,768,464)      $(15,300,928)      $(16,204,912)      $(16,079,686)
                                           ============       ============       ============       ============       ============
Net loss -
   limited partners                        $(34,932,915)      $(15,610,779)      $(15,147,919)      $(16,042,863)      $(15,918,890)
                                           ============       ============       ============       ============       ============
Net loss per BAC                           $    (251.13)      $    (112.23)      $    (108.90)      $    (115.33)      $    (114.44)
                                           ============       ============       ============       ============       ============
                                                                              March 31
                                           -----------------------------------------------------------------------------------------
FINANCIAL POSITION                            1997                1996              1995                1994               1993
------------------                            ----                ----              ----                ----               ----
Total assets                               $268,870,640       $302,121,868       $314,010,691       $324,600,042       $341,349,003
                                           ============       ============       ============       ============       ============
Total liabilities                          $258,746,588       $257,205,366       $252,803,110       $247,840,864       $248,042,255
                                           ============       ============       ============       ============       ============
Minority interest                          $  2,257,054       $  1,763,731       $  2,286,346       $  2,537,015       $  2,879,673
                                           ============       ============       ============       ============       ============
Total partners' capital                    $  7,866,998       $ 43,152,771       $ 58,921,235       $ 74,222,163       $ 90,427,075
                                           ============       ============       ============       ============       ============

     During the year ended March 31, 1997, total assets decreased primarily due to depreciation and the provision for impairment of assets. During the years ended March 31, 1993 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the year ended March 31, 1994, total liabilities decreased primarily due to payment of obligations. During the years ended March 31, 1996 and 1995, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships, partially offset by payments of obligations at the remaining Local Partnerships. During the year ended March 31, 1993, certain minority interest limited partners assumed building costs and debt of approximately $2,000,000.

CASH DISTRIBUTION

     The Partnership has made no distributions to the BACs holders as of March 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership raised $139,101,500 in gross proceeds during the offering period which commenced in May 1989 and was terminated on March 30, 1990. The net proceeds available for investment, after volume discounts, establishment of a working capital reserve, payment of sales commissions, acquisition fees, and offering expenses were approximately $109,900,000. Through March 31, 1997, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships of which approximately $1,361,000 remains to be paid (which includes approximately $1,072,000 held in escrow). The Partnership did not make any investments during the year ended March 31, 1997 and does not anticipate making any further investments.

     During the years ended March 31, 1997, 1996, and 1995, the Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the local partnerships.

     For the year ended March 31, 1997, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships decreased by approximately $1,902,000. This decrease was primarily attributable to cash flow used in operations ($1,683,000), acquisition of property and equipment ($820,000), a net decrease in due to local general partners and affiliates ($933,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($233,000) and repayments on mortgage notes ($5,456,000), which exceeded borrowings on mortgage notes ($5,146,000), an increase in due to debt guarantor ($1,926,000) and a net decrease in cash held in escrow ($148,000). Included in the adjustments to reconcile the net loss to cash flow used in operations is a provision for impairment of assets in the amount of $20,083,000, depreciation and amortization in the amount of $11,473,000 and an increase in due to debt guarantor in the amount of $2,307,000.

     The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $2,548,000 and $4,203,000 remained unused at March 31, 1997 and 1996, respectively.

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

     Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used to meet the future operating expenses of the Partnership.

     During the years ended March 31, 1997, 1996 and 1995, the amounts received from operations of the Local Partnerships approximated $112,000, $190,600, and $113,000, respectively.

     The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, in which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $16,100,000, $15,600,000 and $12,000,000 had expired as of March 31, 1997, 1996 and 1995, respectively. As of March 31, 1997 and 1996, approximately $3,980,000 and $4,233,000, respectively, has been funded by the Local General Partners to meet such obligations. All operating deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

     In addition, several Local Partnerships were initially subject to Rent-Up Guarantee Agreements, in which the general partners of the Local General Partner agree to pay liquidated damages if predetermined occupancy rates are not achieved. As of March 31, 1997, all such guarantees have expired.

     Both the Operating Deficit Guarantee Agreements and the Rent-Up Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     Partnership management fees owed to the General Partners amounting to approximately $1,774,000 were accrued and unpaid at March 31, 1997 and 1996.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

     For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

     Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the year ended March 31, 1997, the Partnership has recorded approximately $20,083,000 as a provision for loss on impairment of assets.

     The following is a summary of the results of operations of the Partnership for the years ended March 31, 1997, 1996 and 1995 (the "Fiscal 1996", "Fiscal 1995" and "Fiscal 1994", respectively).

     The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding provision for impairment of assets) being divided among operations, depreciation, and mortgage interest.

     The net loss for the 1996, 1995 and 1994 Fiscal Years totaled $35,285,773, $15,768,464, and $15,300,928, respectively.

1996 vs. 1995

     Rental income increased approximately 2% for the year ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to rental rate increases.

     Other income decreased approximately $414,000 for the year ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to decreases at four Local Partnerships. There was a decrease at one Local Partnership due to forgiveness of indebtedness in 1995 on loans from the former general partners. There was a decrease at a second Local Partnership due to a settlement with New York City in 1995 resulting in the cancellation of water and sewer taxes which had been accrued for 1985 and 1986. The decreases at the third and fourth Local Partnerships were due to the Local Partnerships being awarded a Federally-Assisted Low-Income Housing Drug Elimination Grant by the U.S. Department of Housing and Urban Development in 1995.

     Total expenses, excluding general and administrative-related parties, repairs and maintenance and provision for impairment of assets remained fairly consistent with a decrease of approximately 3% for the year ended March 31, 1997 as compared to the corresponding period in 1996.

     General and administrative-related parties increased approximately $718,000 for the year ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

     Repairs and maintenance expense increased approximately $454,000 for the year ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to increases at eight Local Partnerships. There was an increase at one Local Partnership due to the replacement of the safety surface in the play area and the replacement of counter tops and cabinet doors. The increase at the second Local Partnership was due to the conversion of fourteen wood entry doors to steel doors, the addition of handicap access ramps, and the upgrade of the hydroneumatic water pump system. The increase at the third Local Partnership was due to the replacement of carpeting with vinyl tile in high traffic areas, the repainting of hallways and doors and the repair and repainting of ceilings and walls due to water damage caused by high winds and heavy rains. The increase at the fourth Local Partnership was due to the installation of 68 new electrical boxes. The increase at the fifth Local Partnership was due to the painting of the exterior of 10 buildings, sidewalk repairs and landscaping improvements. The increase at the sixth Local Partnership was due to roof repairs. The increase at the seventh Local Partnership was due to the painting of the exterior of the buildings.

     A provision for impairment of assets was recorded in the 1996 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplementary Data).

1995 vs. 1994

     Rental income increased approximately 2% for the year ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to rental rate increases.

     Total expenses remained fairly consistent, with a 3% increase, for the year ended March 31, 1996 as compared to the corresponding period in 1995.

Results of Operations of Certain Local Partnerships

Williamsburg Residential II, L.P.

     In November 1996, the general partner of Williamsburg Residential II, L.P. ("Williamsburg II") stopped making the mortgage note payments which constituted an event of default. The general partner also communicated to the limited partners its desire to withdraw as general partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the general partner effective January 16, 1997.

     The new general partner, which is an affiliate of the Related General Partner, has been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. Williamsburg II entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg II 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement runs through July 25, 1997. The general framework of the proposed loan modification agreement calls for: 1. Williamsburg II to deposit an amount approximately equal to six months payments into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation will be used after which FNMA will not excercise further remedies relating to the default. The factors mentioned above raise substantial doubt about Williamsburg II's ability to continue as a going concern. The auditors for Williamsburg II modified their report for the 1996 fiscal year due to the uncertainty of the subsidiary partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was zero at March 31, 1997 and 1996. Williamsburg II's net loss after minority interest amounted to approximately $1,368,000 (after provision for impairment of assets of approximately $1,279,974), $77,000 and $48,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

R.P.P. Limited Dividend Housing Association Limited Partnership

     During the 1996, 1995 and 1994 Fiscal Years, R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place"), a subsidiary partnership, experienced significant losses from operations.

     River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Development Authority (the "Authority") whereby the Authority issued Limited Obligation Revenue Bonds and loaned the proceeds to River Place in the original amounts of $21,000,000 (the "First Loan") and $14,000,000 (the "Second Loan") (collectively hereinafter referred to as the "Loans").

     The First Loan, with an outstanding balance of $18,690,000 at December 31, 1996, requires semi-annual payments of principal and interest on April 1 and October 1 and matures on October 1, 2011. Interest is payable at a variable rate no lower than 5% and no greater than 8%. At December 31, 1996, the interest rate was approximately 5.13%.

     The Second Loan, with an outstanding balance of $12,700,000 at December 31, 1996, requires semi-annual payments of principal and interest on June 1 and December 1 and matures on June 1, 2018. Interest is payable at a fixed rate of 5.5%.

     The Loans are nonrecourse and are secured by mortgages which are collateralized by the real estate held for lease.

     To enhance the credit of River Place, the General Retirement System of the City of Detroit ("GRS") entered into an agreement with the Authority to purchase the Loans upon the occurrence of certain events, as defined. The commitment to purchase the First Loan is supported by securities pledged as collateral by GRS and the commitment to purchase the Second Loan is supported by a direct pay letter of credit issued by a bank in the initial stated amount equal to the initial aggregate principal amount of the bonds plus 210 days' interest (at 7.25%) on such amounts. The letter of credit expires on August 1, 2000 and is secured by a reimbursement agreement and a note issued by River Place. Until expiration, a support fee for the letter of credit is payable at .35% per annum of the average daily stated amount payable.

     GRS' Commitment is nonrecourse and is secured by a second mortgage which is collateralized by the real estate held for lease. Commitment fees equal to 1.5% of the outstanding principal balance of the First Loan plus six months interest, adjusted for the Annual Credit, as defined, are payable annually to GRS. These fees totaled approximately $263,000 in 1996 and are included in interest and related fees in the statement of operations. River Place has been unable to pay these fees owed to GRS, totaling $2,052,912 at December 31, 1996, which are included in due to debt guarantor in the consolidated balance sheets.

     River Place has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the Loans. GRS has been making these payments, which totaled $1,134,352 in 1996, on behalf of River Place. As a result, GRS has declared River Place in default under its obligation to make these payments. As of December 31, 1996, GRS has made advances to River Place to meet its debt service requirements totaling $13,997,565 which remain unpaid by River Place and are included in due to debt guarantor in the consolidated balance sheets. Interest on these advances is accrued by River Place at 15%. Interest accrued during 1996 totaled $2,024,728 and is included in interest and related fees in the statement of operations. As of December 31, 1996, unpaid interest on these advances totals $7,763,971 and is included in due to debt guarantor in the consolidated balance sheets.

     GRS agreed to waive its right of foreclosure under the mortgage held by GRS, unless certain events occur, through February 1, 2006, upon the execution and delivery of the amended local partnership agreement, dated July 1, 1996. Significant provisions of the amended local partnership agreement include (a) admittance of GRS RP General Corp., an affiliate of GRS, as the general partner (b) restrictions on the general partner's authority to sell the project prior to February 1, 2006 unless the sale is an arm's length sale to an unrelated third party, (c) the authority of the general partner to require each of the partners to make additional capital contributions to River Place in an aggregate amount up to the then-existing amount of all indebtedness of River Place, including all amounts then owed to GRS under mortgages executed and delivered by River Place and those certain repayment agreements executed and delivered by River Place to GRS in connection with such mortgages, and (d) the admissions of two additional limited partners with an interest of .001% each and the reduction of the special limited partner's interest from 1% to .998%. However, through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contractual obligation to act on behalf of the Partnership, to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in River Place.

     Management anticipates that River Place will be unable to make all of the required debt service payments during 1997. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

     The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 and $0 at March 31, 1997 and 1996, respectively. The net loss after minority interest for River Place amounted to approximately $22,373,000 (after provision for impairment of assets of approximately $18,803,000), $5,166,000 and $4,799,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Jefferson Place L.P.

     Jefferson Place, L.P. ("Jefferson Place") has consistently been unable to generate sufficient cash flow from operations to pay the interest obligation on its mortgage note payable and has a working capital deficiency and a net capital deficiency at March 31, 1997. Jefferson Place has, however, generated cash flows sufficient to cover the cost of operations before payment of interest on the mortgage note payable. The terms of the mortgage note payable provide that the difference between the stated interest rate and the actual interest paid per month is accrued and that such amount bears interest at the same rate as the mortgage note (8.5%) and is payable from excess cash flow in future months. The mortgagee has agreed not to declare a default under the terms of the mortgage note payable through December 2002. These items raise substantial doubt about Jefferson Place's ability to continue as a going concern. The financial statements for Jefferson Place do not include any adjustments that might result from the outcome of this uncertainty. Jefferson Place has addressed this concern by implementing an operating plan designed to reposition the project and substantially increase long-term cash flow from operations. This plan includes:
(1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, Jefferson Place is also considering requesting the reissuance of the bonds at lower interest rates so that the project can support monthly interest payments. The Partnership's investment in Jefferson Place has been written down to zero by prior years' losses and the minority interest balance was $0 at March 31, 1997 and 1996. The net loss after minority interest for Jefferson Place amounted to approximately $1,032,000, $1,069,000, and $1,016,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

L.I.H. Chestnut Associates, L.P.

     L.I.H. Chestnut Associates, L.P. ("Chestnut") has sustained recurring losses from operations. At December 31, 1996, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued existence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any adjustments that might result from the outcome of this uncertainty. Management of Chestnut is in discussion with the first mortgagee and Chestnut's general and limited partners in an attempt to resolve the default. The Partnership's investment in Chestnut has been written down to zero by prior years' losses and the minority interest balance was $1,147,000 at March 31, 1997 and 1996. The net loss after minority interest for Chestnut amounted to approximately $348,000, $306,000 and $328,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Jefferson Limited Partnership

     At December 31, 1996 and 1995 Jefferson Limited Partnership's ("Jefferson") current liabilities exceeded its current assets by over $220,000 and $201,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated as follows:

     1. Under the HUD regulatory agreement, Jefferson is precluded from paying, except from surplus cash, certain related party payables that are included in current liabilities which at December 31, 1996 and 1995 totaled $166,523 and $141,381, respectively.

     2. In addition to the related party payables mentioned above, $47,216 and $53,077 of current liabilities at December 31, 1996 and 1995, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

     Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1996. The Partnership's investment in Jefferson was approximately $940,000 and $1,073,000 at March 31, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $133,000, $146,000 and $141,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

West 132nd Development Partnership

     West 132nd Development Partnership ("West 132nd") has received notification of default on its mortgages due to its arrears on the mortgage debt and related escrow accounts. As of December 31, 1996, West 132nd owed approximately $44,000 toward its prior monthly installments, inclusive of principal, interest and escrows. West 132nd is currently negotiating with the lender to arrange a payment schedule for those arrears. The Partnership investment in West 132nd was approximately $552,000 and $628,000 at March 31, 1997 and 1996, respectively, and the minority interest balance was $0 and $1,352, respectively. The net loss after minority interest for West 132nd amounted to approximately $76,000, $62,000 and $129,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Wade D. Mertz Elderly Housing Associates

     On July 29, 1996, Wade D. Mertz Elderly Housing Associates ("Wade D. Mertz") received a notice from the Internal Revenue Service ("IRS") that they would be examining Wade D. Mertz's federal income tax return for the year ended December 31, 1994. The IRS commenced the examination on August 13, 1996, completed its field work in early September and on May 20, 1997 notified Wade D. Mertz that they had concluded their audit and that they were proposing no adjustments for the return.

Las Camelias Limited Partnership

     During June 1996, Las Camelias Limited Partnership completed a modification of its mortgage debt, effective July 1, 1996, which reduced the stated rate from 10% to 8.25%, the pay rate from 9% to 7.25%, and extended the maturity date from October 1, 2021 to February 1, 2026. The monthly payment which had been interest only in the amount of $45,000 was reduced to a payment of principal and interest in the amount of $40,931. The interest rate on the accrued but unpaid interest (1%), which had been at 10%, was reduced to 8.25%.

The Hamlet, Ltd.

     On September 30, 1996, The Hamlet, Ltd. ("Hamlet") refinanced its Nations Bank loan which had a balance of $4,491,693 with a loan from Home Savings of America in the amount of $4,700,000. The note bears interest at 9.15%. Principal and interest of $38,326 is payable monthly from November 1, 1996 through October 1, 2011, when unpaid principal and interest become due. The loan is nonrecourse and is collateralized by Hamlet's rental property.

Stop 22 Limited Partnership

     As of May 1996, Stop 22 Limited Partnership ("Stop 22") had interest in arrears totaling $540,000. This constituted an event under which the lender may have declared the mortgage obligation in default. In May 1996, Stop 22 completed a modification of its mortgage debt, effective November 1, 1995, which reduced the stated rate from 10% to 8% and the pay rate from 9% to 7% resulting in a reduction of the monthly interest only payments from $60,000 to $46,666. The interest rate on the accrued but unpaid interest (1%), which had been at 10%, was reduced to 8%. In connection with the modification the interest in arrears was paid.

Other Subsidiary Partnerships

     Four of the subsidiary partnerships are leasing the land on which the Projects are located for terms ranging from 28 to 99 years. At December 31, 1996, the subsidiary partnerships were committed to minimum annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,448,684 in total, thereafter.

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

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of BACs holders . This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 8. Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.  Financial Statements

        Independent Auditors' Report                                      21

        Consolidated Balance Sheets at March 31, 1997 and 1996           175

        Consolidated Statements of Operations for the years ended
        March 31, 1997, 1996 and 1995                                    176

        Consolidated Statements of Changes in Partners' Capital
        for theyears ended March 31, 1997, 1996 and 1995                 177

        Consolidated Statements of Cash Flows for the years
        ended March 31, 1997, 1996 and 1995                              178

        Notes to Consolidated Financial Statements                       180

  [TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP - LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


     We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) (the "Partnership") as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years,
respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 1996, 1995 and 1994) subsidiary partnerships whose losses aggregated $33,407,170 (including a provision for impairment of assets of $20,083,101), $14,773,600 and $14,070,341 of the Partnership's net loss for the
1996, 1995 and 1994 Fiscal Years, respectively, and whose assets constituted 94% and 96% of the Partnership's assets at March 31, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. The financial statements of these 61 subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 1997 and 1996 and the results of their operations and cash flows for the years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 10(a), the consolidated financial statements include the financial statements of five subsidiary partnerships with significant contingencies and uncertainties. The financial statements of four of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The four subsidiary partnerships' net losses after minority interests aggregated $25,919,773 (Fiscal
1996), $6,618,418 (Fiscal 1995) and $6,190,080 (Fiscal 1994) and their assets aggregated $37,266,711 and $59,224,657 at March 31, 1997 and 1996, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, ROSENBERG, WEINBERG,
    CIULLO & FAZZARI, LLP


TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
June 30, 1997

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                       Respectfully submitted,

                                       /s/ Grossman, Tuchman & Shah, LLP
                                       ---------------------------------


New York, N.Y.
January 31, 1997

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

New York, N.Y.
January 31, 1996

                      [THEO CARSON & ASSOCIATES LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Theo C. Carson & Associates
-------------------------------
Theo C. Carson & Associates

Kalamazoo, Michigan
February 17, 1997

          [THEO CARSON & ASSOCIATES LETTERHEAD - KALAMAZOO, MICHIGAN]

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

                      [COLE, EVANS & PETERSON LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

     We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                       /s/ Cole, Evans & Peterson
                                       --------------------------
                                       Cole, Evans & Peterson


February 4. 1997
Shreveport, Louisiana
                                      -1-

          [COLE, EVANS & PETERSON LETTERHEAD - SHREVEPORT, LOUISIANA]
                                January 29, 1996

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

/s/ Cole, Evans & Peterson
Cole, Evans & Peterson

                            [PAUL DAMIANO LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT




To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1996, and the related statements of loss and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Project No. HIP010 as of December 31, 1996 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit wee conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 13-17 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project No. HIP010. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing standards, we have also issued a report dated January 16, 1997 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control structure and a report dated January 16, 1997 on its compliance with specific requirements applicable to RIHMFC programs.



                                       /s/ Paul Damiano CPA pc
                                       -----------------------


Lincoln, RI
January 16, 1997

                    [PAUL DAMIANO LETTERHEAD - LINCOLN, RI]

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

                    [PAUL DAMIANO LETTERHEAD - LINCOLN, RI]

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

/s/ PAUL DAMIANO, CPA, P.C.

February 2, 1995

                     [J.H. WILLIAMS & CO., LLP LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners of
RBM Associates (a Limited Partnership)
Philadelphia, Pennsylvania


We have audited the accompanying balance sheets of RBM Associates (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of
(loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J.H. Williams & Co., LLP
----------------------------


Kingston, Pennsylvania
February 12, 1997

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

/s/ J.H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 10, 1996

                          [MCKONLY & ASBURY LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT




The Partners of
Glenbrook Associates                                          Rural Development
Lancaster, Pennsylvania                                 Allentown, Pennsylvania

We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 1997 on our consideration of Glenbrook Associates' internal control structure and a report dated January 10, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 16 and 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                       /s/ McKonly & Asbury
                                       -------------------


Harrisburg, Pennsylvania
January 10, 1997

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

Harrisburg, Pennsylvania
January 22, 1996

                       [M.L. BERGER & COMPANY LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheet of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ M.L. Berger & Company
-------------------------


New York, New York
February 10, 1997

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

/s/ M.L. BERGER & COMPANY

New York, New York
February 15, 1995

                          [WESSEL & COMPANY LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



                                       January 23,1997




To the Partners of
Barclay Village II, Ltd.

     We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and Pennsylvania Housing Finance Agency regulations. Those standards and regulations require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 23, 1997, on our consideration of Barclay Village II, Ltd.'s internal control structure, and a report dated January 23,1997, on its compliance with Pennsylvania Housing Finance Agency regulations and laws.

     As described in Note 7 to the financial statements, the Partnership's December 31, 1994, partners' capital has been restated to reflect a prior period adjustment to properly reflect partner distributions.



                                       /s/ Wessel & Company
                                       ----------------------------
                                       WESSEL & COMPANY
Johnstown, Pennsylvania                Certified Public Accountants

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

Respectfully submitted,

/s/ ZUBAIR S. MANSORI
Zubair S. Mansori

Johnstown, Pennsylvania
February 27, 1995

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Partners of
1850 Second Avenue
 Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      Respectfully submitted,


                                      /s/ Grossman, Tuchman & Shah, LLP
                                      ---------------------------------



New York, N.Y.
January 31, 1997

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

Respectfully submitted,

/s/ GROSSMAN, TUCHMAN & SHAH, LLP

New York, N.Y.
February 2, 1996

                        [ERNST & YOUNG LLP - LETTERHEAD]

Report of Independent Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
 Association Limited Partnership

We have audited the accompanying balance sheet of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 1996, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7, the Partnership has been unable to generate sufficient cash flow to meet its debt service requirements and is in default under those obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.


                                        /s/ Ernst & Young LLP
                                            -----------------


West Palm Beach, Florida
March 27, 1997

              [DELOITTE & TOUCHE LETTERHEAD - DETROIT, MICHIGAN]

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

/s/ DELOITTE & TOUCHE LLP

April 25, 1996

                         [CHESSER & COMPANY LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Partners
Williamsburg Residential II, L.P.
Wichita, Kansas

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position, of Williamsburg Residential II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the financial statements, the Company has suffered recurring losses from operations and defaulted on their mortgage note payable which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chesser & Company
---------------------

Wichita, Kansas
March 12, 1997

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

February 14, 1996

                       [M.L. BERGER & COMPANY LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT



To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheet of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ M.L. Berger & Company
-------------------------


New York, New York
February 10, 1997

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

/s/ M.L. Berger & Company

New York, New York
February 15, 1995

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Lake, Hill & Company
------------------------
Lake, Hill & Company

Salt Lake City, Utah
January 17, 1997

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

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 11, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Lake, Hill & Company
------------------------
Lake, Hill & Company
Salt Lake City, Utah
January 17, 1997

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

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 11, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Lake, Hill & Company
------------------------
Lake, Hill & Company


Salt Lake City, Utah
January 17, 1997

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

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 15, 1996

                            [ZINNER & CO. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Partners
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd., Project No. 042 35432 PM L8, (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd., at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 13, 1997, on our consideration of South Toledo Associates, Ltd.'s internal control structure, and reports dated January 13, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental data is fairly stated. in all material respects, in relation to the basic financial statements taken as a whole.




January 13, 1997
Cleveland, Ohio
                                       /s/ Zinner & Co.
                                       ----------------

                  [ZINNER & CO. LETTERHEAD - CLEVELAND, OHIO]

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

/s/ Zinner & Co.

January 16, 1996

                  [ZINNER & CO. LETTERHEAD - CLEVELAND, OHIO]

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

/s/ Zinner & Co.

January 12, 1995

                     [J.H. WILLIAMS & CO., LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Dunlap School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Dunlap School Venture (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J.H. Williams & Co., LLP
----------------------------


Kingston, Pennsylvania
February 7, 1997

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

/s/ J.H. Williams & Co., LLP

Kingston, Pennsylvania
February 8, 1996

                  [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]


To The Partners
Philipsburg Elderly Housing Associates
PHFA Project #R-0210-8E


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates as of December 31, 1996 and 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the years then ended). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1997 on our consideration of Philipsburg Elderly Housing Associates' internal control structure and a report dated January 30, 1997 on its compliance with laws and regulations.

Philipsburg Elderly Housing Associates
Page Two



Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 17 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



/s/ Kostin, Ruffkess & Co , LLC
-------------------------------

West Hartford, Connecticut
January 30, 1997

              [BAKER NEWMAN & NOYES LETTERHEAD - PORTLAND, MAINE]

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

/s/ Baker Newman & Noyes

January 27, 1995                                       Limited Liability Company

                  [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]



To The Partners
Franklin Elderly Housing Associates
(A Limited Partnership)
PHFA #R-0383-8E



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



We have audited the accompanying balance sheets of Franklin Elderly Housing Associates as of December 31, 1996 and 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 1997 on our consideration of Franklin Elderly Housing Associates' internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.

Franklin Elderly Housing Associates
(A Limited Partnership)
Page Two




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




/s/ Kostin, Ruffkess & Co, LLC
------------------------------



West Hartford, Connecticut
January 24, 1997

              [BAKER NEWMAN & NOYES LETTERHEAD - PORTLAND, MAINE]

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

                                             /s/ BAKER NEWMAN & NOYES

January 24, 1995                             Limited Liability Company

                  [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]



To The Partners
Wade D. Mertz Elderly Housing Associates
PHFA #R-0488-8E



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates, as of December 31, 1996 and 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 28, 1997 on our consideration of Wade D. Mertz Elderly Housing Associates' internal control structure and a report dated January 28, 1997 on its compliance with laws and regulations.

Wade D. Mertz Elderly Housing Associates
Page Two



Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 17 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



/s/ Kostin, Ruffkess & Co, LLC
------------------------------


West Hartford, Connecticut
January 28, 1997

              [BAKER NEWMAN & NOYES LETTERHEAD - PORTLAND, MAINE]

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

                                        /s/ BAKER NEWMAN & NOYES

January 24, 1995                        Limited Liability Company

                        [BICK o FREDMAN & CO LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------




The General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

     We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (an Ohio Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Lancashire Manor Associates Limited Partnership's internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


                                       /s/ Bick o Fredman & Co
                                       -----------------------


Cleveland, Ohio
January 24, 1997

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

                                        /s/ CIUNI & PANICHI

Cleveland, Ohio
January 20, 1995

                        [BICK o FREDMAN & CO LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



The General and Limited Partners
Northwood Associates Limited Partnership
Cleveland, Ohio

     We have audited the accompanying balance sheets of Northwood Associates Limited Partnership (an Ohio Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Northwood Associates Limited Partnership's internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.



                                       /s/ Bick o Fredman & Co
                                       -----------------------


Cleveland, Ohio
January 24, 1997

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

                                        /s/ CIUNI & PANICHI

Cleveland, Ohio
January 20, 1995

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
Brewery Renaissance Associates, L.P.

     We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1996, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                       /s/ Reznick Fedder & Silverman
                                       ------------------------------


Bethesda, Maryland
January 18, 1997

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

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 23, 1995

                       [ASHER & COMPANY, LTD. LETTERHEAD]



                          Independent Auditors Report
                          ---------------------------



The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

     We have audited the balance sheet of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1996 and the related statements of profit and loss, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1995 were audited by other auditors, whose report dated January 15, 1996 expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1996, and the results of its operations, changes in its Partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1997 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control structure, and reports dated January 21, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

                                                           Asher & Company, Ltd.

Page Two
The Partners
Brandywine Court Associates, L.P.



     Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.




                                       /s/ Asher & Company, Ltd.
                                       -------------------------
                                       ASHER & COMPANY, Ltd

Philadelphia, Pennsylvania
January 21, 1997

         [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD - PENNSYLVANIA, PA]

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


                                        /s/ SHORE, AVRACH & COMPANY, P.C.
                                        Certified Public Accountants

January 15, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Art Apartments Associates (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ J. H. Williams & Co., LLP
-----------------------------

Kingston, Pennsylvania
January 23, 1997

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

Kingston, Pennsylvania
January 25, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners
The Village At Carriage Hills, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of The Village At Carriage Hills, Ltd., a limited partnership, RHS Project No.: 4X-001-6309X0039 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village At Carriage Hills, Ltd., RHS Project No.: 48-001-6309X0039 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 21, 1997 on my consideration of The Village At Carriage Hills, Ltd., internal control structure and a report dated February 21, 1997 on its compliance with laws and regulations.



/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 21, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

/s/ DONALD W. CAUSEY, CPA, P.C.

February 22, 1996

                    [DONALD W. CAUDEY, CPA, P.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT




To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

I have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.


I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 16, 1997 on my consideration of Mountainview Apartments, Ltd., internal control structure and a report dated February 16, 1997 on its compliance with laws and regulations.



/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 16, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

Gadsden, Alabama
February 6, 1996

                   [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners
The Park Village, Limited
Jackson, Mississippi

I have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 21, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 24, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

I have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1997 on my consideration of River Oaks Apartments, Ltd., internal control structure and a report dated February 23, 1997 on its compliance with laws and regulations.




/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 23, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 22, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Forrest Ridge Apartments, Ltd.
Forrest City, Arkansas

I have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 21, 1997 on my consideration of Forrest Ridge Apartments, Ltd., internal control structure and a report dated February 21, 1997 on its compliance with laws and regulations.




/s/ Donald W. Causey, CPA, P.C.
-------------------------------


Gadsden, Alabama
February 21, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

/s/ DONALD W. CAUSEY, CPA, P.C.
February 18, 1996

               [SCHOONOVER BOYER GETTMAN & ASSOCIATES LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements mentioned above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ SCHOONOVER BOYER GETTMAN & ASSOCIATES
-----------------------------------------


Columbus, Ohio
January 25, 1997

   [SCHOONOVER, BOYER, GETTMAN & ASSOCIATES LETTERHEAD - WORTHINGTON, OHIO]

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

January 27, 1996

                [PAILET, MEUNIER AND LEBLANC, L.L.P. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of HUD Project No. 064-35271 of the Redemptorist Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1997, on our consideration of Redemptorist Limited Partnership's internal control structure and reports dated January 21, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

                                        /s/  Pailet, Meunier and Leblanc, L.L.P.

Metairie, Louisiana
January 21, 1997

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

                                         /s/ PAILET, MEUNIER AND LeBLANC, L.L.P.

Metairie, Louisiana
January 27, 1995

                    [LEVINE, GREENBERG & COMPANY LETTERHEAD]


To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
105 West 128 Street
New York, New York 10029

Gentlemen:

We have audited the accompanying balance sheet of Manhattan A Associates (A Limited Partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above presently fairly, in all material respects the financial position of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/  Levine, Greenberg & Company
                                             Certified Public Accountant

Hewlett New York
March 3, 1997

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

New York, New York
February 7, 1995

                    [MERINA MCCOY GERRITZ, P.C. LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
of Weidler Associates Limited Partnership

We have audited the accompanying balance sheets of the Weidler Associates Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/  Merina McCoy Gerritz
     ---------------------------------


Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 25, 1997

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

/s/ MERINA McCOY GERRITZ

Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 26, 1996

                       [ASHER & COMPANY, LTD. LETTERHEAD]


                          Independent Auditors' Report


The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheet of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1996, and the related statements of profit and loss, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1995 were audited by other auditors, whose report dated January 20, 1996 expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1996, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1997 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control structure, and reports dated January 22, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

                                                           Asher & Company, Ltd.

Page Two
The Partners
Gentle Pines - West Columbia Associates, L.P.


     Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.


                                        /s/  Asher & Company, Ltd.
                                             ----------------------
                                             ASHER & COMPANY, LTD.

Philadelphia, Pennsylvania
January 22, 1997

         [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD - PHILADELPHIA, PA]

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

January 20, 1996

                   [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

I have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements.

Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Lake Forest Estates II, Ltd., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 7, 1996

                       [AMILCAR TORRES RIVERA LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheet of Las Camelias Limited Partnership as of December 31, 1996, and the related statement of loss, changes in Partner's equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 1996, and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.

                                        /s/  Amilcar Torres Rivera
                                             --------------------------
                                             Amilcar Torres Rivera, CPA


Stamp #1369538 of the
Puerto Rico Society of
CPA's has been affixed
to the original.

San Juan, Puerto Rico
February 12, 1997

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

San Juan, Puerto Rico
February 3, 1995

                     [DAVID W. SCOTT, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

I have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1996, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/  David W. Scott, CPA, P.C.
                                             -------------------------
                                             David W. Scott, CPA, P.C.

Portland, Oregon
February 10, 1997

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

                                                   /s/ DAVID W. SCOTT, CPA, P.C.
                                                       DAVID W. SCOTT, CPA, P.C.

Portland, Oregon
February 14, 1995

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Broadway Townhouses L.P.

     We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 1997 on our consideration of Broadway Townhouses Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        /s/  Reznick Fedder & Silverman

Bethesda, Maryland                           Federal Employer
January 24, 1997                             Identification Number:
                                             52-1088612

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

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                          Federal Employer
January 27, 1995                              Identification Number:
                                              52-1088612

Audit Principal: Lester A. Kanis

                  [KEVANE PETERSON SOTO & PASARELL LETTERHEAD]


Independent Auditors' Report
  To the Partners of
    PUERTO RICO HISTORIC ZONE LTD DIVIDEND PARTNERSHIP

     We have audited the accompanying statements of financial position of PUERTO RICO HISTORIC ZONE LTD DIVIDEND PARTNERSHIP, FHA Project No. RQ46-K051-003-04 (a limited partnership) as of December 31, 1996 and 1995, and the related statements of profit and loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PUERTO RICO HISTORIC ZONE LTD DIVIDEND PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/  Kevane Peterson Soto & Pasarell

San Juan, Puerto Rico,
  January 31, 1997.

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

1332615
Seal of the College of
Certified Public Accountants
of Puerto Rico

       [CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the partnership), as of December 31, 1996, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1996 and the results of its operations and its cash flows and its changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Citrus Meadows Apartments, Ltd.'s internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.


                                        /s/  Christopher, Smith, Gentile,
                                             Leonard & Bristow, P.A.
                                             ---------------------------------
                                             CHRISTOPHER, SMITH, GENTILE,
                                             LEONARD & BRISTOW, P.A.

Bradenton, Florida
January 21, 1997

             [CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A.
                          LETTERHEAD - BRADENTON, FL]

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

                                                /s/ CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

                                                    CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

February 12, 1996

             [CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A.
                          LETTERHEAD - BRADENTON, FL]

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

January 24, 1995

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Sartain School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Sartain School Venture (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  J. H. Williams & Co., LLP


Kingston, Pennsylvania
February 8, 1997

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

                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 7, 1996

                       [ASHER & COMPANY, LTD. LETTERHEAD]


                          Independent Auditors' Report


The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

     We have audited the balance sheet of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1996 and the related statements of profit and loss, Partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1995 were audited by other auditors, whose report dated January 29, 1996 expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1996 and the results of its operations, changes in its Partners' deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control structure, and reports dated January 29, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

                                                           Asher & Company, Ltd.

Page Two
The Partners
Driftwood Terrace Associates, Ltd.


     Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.


                                        /s/  Asher & Company, Ltd.
                                             ------------------------
                                             ASHER & COMPANY, LTD.


Philadelphia, Pennsylvania
January 29, 1997

         [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD - PHILADELPHIA, PA]

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

January 29, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

I have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-30-621264791 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project No.:
48-30-621264791 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Holly Hill, Ltd., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Mayfair Apartments, Ltd., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

/s/ DONALD W. CAUSEY, CPA, P.C.
February 24, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

I have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01 -055-630971151 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 17, 1997 on my consideration of Foxcroft Apartments, Ltd., internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

/s/  Donald W. Causey, CPA, P.C.


Gadsden, Alabama
February 17, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

I have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the o requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 21, 1997 on my consideration of Canterbury Apartments, Ltd., internal control structure and a report dated February 21, 1997 on its compliance with laws and regulations.


/s/  Donald W. Causey, CPA, P.C.


Gadsden, Alabama
February 21, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 22, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Cutler Canal III Associates, Ltd.

     We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/  Reznick Fedder & Silverman

Charlotte, North Carolina
January 17, 1997

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

                                                  /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 23, 1996

              [MUELLER, PROST, PURK & WILLBRAND, P.C. LETTERHEAD]


To the Partners
Jefferson Place, L.P.
Omaha, Nebraska


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (a Missouri Limited Partnership) (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                   /s/  Mueller, Prost, Purk & Willband, P.C.
                                        Certified Public Accountants

St. Louis, Missouri
January 31, 1997

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

Omaha, Nebraska
January 27, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project
No.: 48-001-581172107 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Callaway Village, Ltd., internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations.


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 15, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

February 22, 1996

                     [HALBERT, KATZ & CO., P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 1996 and December 31, 1995, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 11 and 12) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/  Halbert, Katz & Co., P.C.

Philadelphia, Pennsylvania
January 30, 1997

      [HALBERT, KATZ & CO., P.C. LETTERHEAD - PHILADELPHIA, PENNSYLVANIA]

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

/s/ HALBERT, KATZ & CO., P.C.

January 30, 1996

                        [KENNETH J. SCHUSTER LETTERHEAD]


                           Independent Auditors Report


To The Partners' of
West 132nd Development Partnership
(A New York Limited Partnership)

We have audited the balance sheet of West 132nd Development Partnership as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, at December 31, 1996 and the results of their operations, changes in Partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        /s/  Kenneth J. Schuster
                                             ---------------------------
                                             Certified Public Accountant

March 17, 1997
Syosset, New York

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

                        [STEVEN M. WEINBERG LETTERHEAD]


To the Partners
Site H Development Company
(A Limited Partnership)

I have audited the accompanying statements of assets, liabilities, and partners' capital of Site H Development Company a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of revenues and expenses and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital as of December 31, 1996 and 1995, and its revenues and expenses, and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/  Steven M. Weinberg


Brooklyn, New York
March 6, 1997

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

/s/ MILLER, BLAKENEY & CO.

New York, New York
April 26, 1995

                      [ASHER & COMPANY, LTD. - LETTERHEAD]


                          Independent Auditors' Report
                          ----------------------------

The Partners
L.I.H. Chestnut Associates, L.P.
Philadelphia, Pennsylvania

     We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania Limited Partnership) as of December 31, 1996 and 1995 and the related statements of profit and loss, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the mortgage loan. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1996. The General Partner's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      [ASHER & COMPANY, LTD. - LETTERHEAD]


                                                         Asher & Company, Ltd.

Page Two
The Partners
L.I.H. Chestnut Associates, L.P.

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




                                        /s/ Asher & Company, Ltd.
                                        -------------------------
                                        ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 31, 1997

             [ASHER & COMPANY, LTD.-LETTERHEAD - PHILADELPHIA, PA]

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

February 28, 1996, except for the last
  paragraph Note F(a) as to which the
  date is May 20, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Diamond Phase II Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Diamond Phase II Venture (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of (lose), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  J. H. Williams & Co., LLP

Kingston, Pennsylvania
February 13, 1997

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

Kingston, Pennsylvania
February 10, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Bookbindery Associates (a Limited Partnership)
Reading, Pennsylvania

We have audited the accompanying balance sheets of Bookbindery Associates (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and its contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  J. H. Williams & Co., LLP


Kingston, Pennsylvania
February 10, 1997

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

                       [DELOITTE & TOUCHE LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners
  of The Hamlet, Ltd.
Boynton Beach, Florida

We have audited the accompanying balance sheet of The Hamlet, Ltd. (a Florida limited partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Hamlet, Ltd. as of December 31, 1995, were audited by other auditors whose report dated January 31, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

Jacksonville, Florida
January 31, 1997

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

/s/ HABIF, AROGETI & WYNNE, P.C.

Atlanta, Georgia
January 31, 1996

          [DELOITTE & TOUCHE LLP-LETTERHEAD - JACKSONVILLE, FLORIDA]

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

/s/ Deloitte & Touche, LLP

March 10, 1995

                            [ISRAEL ROLON LETTERHEAD]


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION


TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

     I have audited the accompanying balance street of Stop 22 Limited Partnership, H.U.D. Project No.: R2 46-E-006-014 and R2 46-E-001-013, as of December 31, 1996, and the related statements of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used end significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, and the Consolidated Audit Guide for audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued reports dated February 27, 1997, on my consideration of Stop 22 Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the financial statements.

     My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 21 to 31) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        /s/  Israel Rolon
                                             ------------------------
                                             ISRAEL ROLON, C.P.A.

SAN JUAN, PUERTO RICO
FEBRUARY 27, 1997

FEDERAL EMPLOYER IDENTIFICATION NUMBER:
     66-0392808

STAMP NUMBER 1414556 WAS
AFFIXED TO THE ORIGINAL
OF THIS REPORT.

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


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee


I have audited the accompanying balance sheets of Knob Hill Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally acceptable auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No.: 48-032-638979224 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Knob Hill Apartments, Ltd., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

          [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD - GADSDEN, ALABAMA]

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

/s/ Donald W. Causey, CPA, P.C.

February 23, 1996

                  [CORTLAND L. BROVITZ & CO., P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Conifer James Street Associates
(A Limited Partnership)
Syracuse, New York

We have audited the balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 1996 and 1995 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        Respectfully Submitted,

                                        /s/  Cortland L. Brovitz & Co., P.C.
                                             ---------------------------------
                                             Cortland L. Brovitz & Co., P.C.
                                             Certified Public Accountants


Rochester, New York
January 22, 1997

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

                                            Respectfully Submitted,

                                            /s/ Cortland L. Brovitz & Co., P.C.

                                            Cortland L. Brovitz & Co., P.C.
                                            Certified Public Accountants

Rochester, New York
January 22, 1996

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]


                          Independent Auditors' Report


Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 1996 and 1995 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 21, 1997

                 [RBG & CO. LETTERHEAD - ST. LOUIS, MISSOURI]

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

                                          /s/ Rubin, Brown, Gornstein & Co. LLP

January 23, 1996

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31
                                                                    ------------------------
                                                                     1997           1996
                                                                 ------------   ------------
                                     ASSETS
Property and equipment - at cost, less accumulated
   depreciation (Notes 2, 4 and 10)                              $240,343,013   $270,715,006
Cash and cash equivalents (Notes 2 and 10)                          6,518,662      8,420,959
Cash held in escrow (Note 5)                                       15,777,598     16,832,443
Deferred costs - less accumulated amortization (Notes 2 and 6)      3,478,284      3,845,726
Other assets                                                        2,753,083      2,307,734
                                                                 ------------   ------------
   Total assets                                                  $268,870,640   $302,121,868
                                                                 ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 7)                               $200,800,132   $201,604,094
   Due to debt guarantor (Notes 7 and 10a)                         23,814,448     18,971,667
   Accounts payable and other liabilities                          20,885,235     21,196,194
   Due to local general partners and affiliates (Note 8)           10,941,243     13,117,342
   Due to general partners and affiliates (Note 8)                  2,305,530      2,316,069
                                                                 ------------   ------------
                                                                  258,746,588    257,205,366
                                                                 ------------   ------------
Minority interest (Note 2)                                          2,257,054      1,763,731
                                                                 ------------   ------------

Commitments and contingencies (Notes 7, 8 and 10)
Partners' capital:
Limited partners (139,101.5 BACs
  issued and outstanding) (Note 1)                                  9,023,785     43,956,700
General partners                                                   (1,156,787)      (803,929)
                                                                 ------------   ------------
Total partners' capital                                             7,866,998     43,152,771
                                                                 ------------   ------------
Total liabilities and partners' capital                          $268,870,640   $302,121,868
                                                                 ============   ============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Years Ended March 31
                                                          -------------------------------------------
                                                             1997            1996            1995
                                                         ------------    ------------    ------------
Revenues
   Rental income                                         $ 31,997,180    $ 31,252,634    $ 30,504,144
   Other                                                    1,545,755       1,959,274       1,933,443
                                                         ------------    ------------    ------------

                                                           33,542,935      33,211,908      32,437,587
                                                         ------------    ------------    ------------
Expenses
   General and administrative                               5,605,944       6,158,752       5,681,223
   General and administrative-related parties (Note 8)      3,361,278       2,637,073       2,840,531
   Repairs and maintenance                                  4,785,295       4,331,313       4,168,229
   Operating and other                                      4,384,824       4,260,943       4,239,490
   Real estate taxes                                        1,988,029       1,989,457       1,847,964
   Insurance                                                1,534,903       1,514,776       1,531,627
   Interest                                                15,768,603      16,061,865      15,684,867
   Depreciation and amortization                           11,473,254      12,179,855      11,903,255
   Provision for impairment of assets                      20,083,101               0               0
                                                         ------------    ------------    ------------
                                                           68,985,231      49,134,034      47,897,186
                                                         ------------    ------------    ------------
Loss before minority interest                             (35,442,296)    (15,922,126)    (15,459,599)

Minority interest in loss of subsidiary partnerships          156,523         153,662         158,671
                                                         ------------    ------------    ------------
Net loss                                                 $(35,285,773)   $(15,768,464)   $(15,300,928)
                                                         ============    ============    ============
Net loss - limited partners                              $(34,932,915)   $(15,610,779)   $(15,147,919)
                                                         ============    ============    ============
Number of BACs outstanding                                  139,101.5       139,101.5       139,101.5
                                                         ============    ============    ============
Net loss per BAC                                         $    (251.13)   $    (112.23)   $    (108.90)
                                                         ============    ============    ============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED MARCH 31, 1995, 1996 AND 1997


                                                            Total      Limited Partners   General Partners
                                                            -----      ----------------   ----------------

Partners' capital - April 1, 1994                        $ 74,222,163    $ 74,715,398    $   (493,235)

Net loss, year ended March 31, 1995                       (15,300,928)    (15,147,919)       (153,009)
                                                         ------------    ------------    ------------
Partners' capital - March 31, 1995                         58,921,235      59,567,479        (646,244)

Net loss, year ended March 31, 1996                       (15,768,464)    (15,610,779)       (157,685)
                                                         ------------    ------------    ------------
Partners' capital - March 31, 1996                         43,152,771      43,956,700        (803,929)

Net loss, year ended March 31, 1997                       (35,285,773)    (34,932,915)       (352,858)
                                                         ------------    ------------    ------------
Partners' capital - March 31, 1997                       $  7,866,998    $  9,023,785    $ (1,156,787)
                                                         ============    ============    ============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Years Ended March 31
                                                                 -------------------------------------------
                                                                     1997           1996*           1995*
                                                                 ------------    ------------    ------------
Cash flows from operating activities:

   Net loss                                                      $(35,285,773)   $(15,768,464)   $(15,300,928)
                                                                 ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                   11,473,254      12,179,855      11,903,255
   Loss on sale of property and equipment                                 170          16,258           6,386
   Provision for impairment of assets                              20,083,101               0               0
   Minority interest in loss of subsidiary partnerships              (156,523)       (153,662)       (158,671)
   (Increase) decrease in assets
     Cash held in escrow                                              906,997         144,143        (441,175)
     Other assets                                                    (445,349)        161,674        (348,530)
   Increase (decrease) in liabilities
     Accounts payable and other liabilities                          (195,237)      2,021,307       2,014,504
     Due to local general partners and affiliates                      84,308         527,219         166,447
     Due to local general partners and affiliates                    (444,256)              0        (402,232)
     Due to general partners and affiliates                           (10,539)        832,075         407,761
     Due to debt guarantor                                          2,306,775       2,724,344       3,508,023
                                                                 ------------    ------------    ------------
   Total adjustments                                               33,602,701      18,453,213      16,655,768
                                                                 ------------    ------------    ------------
   Net cash (used in) provided by operating activities             (1,683,072)      2,684,749       1,354,840
                                                                 ------------    ------------    ------------
Cash flows from investing activities:

   Acquisition of property and equipment                             (819,881)     (1,290,504)     (1,003,244)
   Increase in cash held in escrow                                   (667,023)       (327,512)       (679,249)
   Decrease in cash held in escrow for real estate investments        814,871         379,247         672,600
   Increase in due to local general partners and affiliates            60,000          60,000         307,622
   Decrease in due to local general partners and affiliates          (954,282)       (773,729)       (378,771)
                                                                 ------------    ------------    ------------
   Net cash used in investing activities                           (1,566,315)     (1,952,498)     (1,081,042)
                                                                 ------------    ------------    ------------
Net cash from operating and investing activities,
   carried forward                                                 (3,249,387)        732,251         273,798
                                                                 ------------    ------------    ------------


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Years Ended March 31,
                                                               ------------------------------------------
                                                                   1997          1996*           1995*
                                                              ------------    ------------    ------------
Net cash from operating and investing activities,
   brought forward                                              (3,249,387)        732,251         273,798
                                                              ------------    ------------    ------------
Cash flows from financing activities:

   Decrease in deferred costs                                      162,464               0               0
   Increase in deferred costs                                     (159,673)              0          (5,334)
   Repayments on mortgage notes                                 (5,455,964)       (989,032)       (878,814)
   Borrowings on mortgage notes                                  5,146,280               0          22,605
   Due to debt guarantor                                         1,926,006               0         184,172
   Increase in due to local general partners and affiliates              0              72          10,929
   Decrease in due to local general partners and affiliates        (39,119)              0               0
   Decrease in capitalization of consolidated
     subsidiaries attributable to minority interest               (232,904)       (368,953)        (91,998)
                                                              ------------    ------------    ------------
   Net cash provided by (used in) financing activities           1,347,090      (1,357,913)       (758,440)
                                                              ------------    ------------    ------------
Net decrease in cash and cash equivalents                       (1,902,297)       (625,662)       (484,642)

Cash and cash equivalents at beginning of year                   8,420,959       9,046,621       9,531,263
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year                      $  6,518,662    $  8,420,959    $  9,046,621
                                                              ============    ============    ============
Supplemental disclosure of cash flows information:

   Cash paid during the year for interest                     $ 10,619,520    $ 10,331,751    $  9,961,900

Supplemental disclosures of noncash investing and financing activities:

   Repayment of mortgage notes advanced by
     debt guarantor                                           $    610,000    $    575,000    $    540,000
   Increase in mortgage notes reclassified from accounts
     payable and other liabilities                                 115,722         114,828         103,943
   Conversion of notes payable to partners' equity                       0               0         230,920
   Reclassification of development fees payable
     to contribution by minority interest shareholders             882,750               0               0


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - General

     Liberty Tax Credit Plus III L.P., a Delaware limited partnership (the "Partnership"), was organized on November 17, 1988. The Partnership had no operations until commencement of the public offering on May 2, 1989. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation.

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

     The Partnership has acquired interests in 62 Local Partnerships as of March 31, 1997 and no further acquisitions are anticipated.

     The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 1997, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

     The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and 62 subsidiary partnerships in which the Partnership is the principal limited partner. Through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

     For financial reporting purposes, the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31.

     All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     a) Basis of Consolidation (continued)

     Losses attributable to minority interest which exceed the minority interest's investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $659,000, $283,000 and $274,000 for the years ended March 31, 1997, 1996 and 1995, respectively (the 1996, 1995 and 1994 fiscal years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the year ended March 31, 1997, the Partnership has recorded approximately $20,083,000 as a provision for loss on impairment of assets.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     e) Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting, and registration fees, are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital. (See Note 8).

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

     i) Reclassification of Financial Statement Presentation

     Certain reclassifications have been made to the Fiscal 1995 and 1994 Financial Statements to conform with the Fiscal 1996 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

     Cash and Cash Equivalents and Cash Held in Escrow

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 3 - Fair Value of Financial Instruments (continued)

     The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                  March 31, 1997               March 31, 1996
                                           --------------------------    -------------------------
                                             Carrying                     Carrying
                                              Amount       Fair Value      Amount*      Fair Value
                                              ------       ----------      -------      ----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value        $ 15,076,362   $ 15,941,406   $ 15,134,514   $ 16,238,423
Not Practicable                            185,723,770            (a)    186,469,580            (a)

* Reclassified for comparative purposes

     (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     Due to local general partners and affiliates

     The estimated fair value of the Partnership's due to local general partners and affiliates are as follows:

                                                  March 31, 1997               March 31, 1996
                                           --------------------------    -------------------------
                                             Carrying                     Carrying
                                              Amount       Fair Value      Amount*      Fair Value
                                              ------       ----------      -------      ----------
Due to local general partners
and affiliates for which it is:
Practicable to estimate fair value        $10,941,243   $10,579,220   $13,117,342   $13,117,342

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

     The components of property and equipment are as follows:

                                             March 31
                                  ------------------------------    Estimated Useful
                                      1997             1996              Lives
                                  -------------    -------------    --------------
Land                              $  12,894,634    $  12,894,634         --
Building and improvements           285,043,002      313,826,317    15 to 40 years
Other                                 5,858,484        5,808,078     5 to 10 years
                                  -------------    -------------
                                    303,796,120      332,529,029
Less:  Accumulated depreciation     (63,453,107)     (61,814,023)
                                  -------------    -------------
                                  $ 240,343,013    $ 270,715,006
                                  =============    =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 4 - Property and Equipment (continued)

     Included in property and equipment is $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 1997 and 1996. In addition, as of March 31, 1997 and 1996, buildings and improvements include $14,677,111 of capitalized interest.

     Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $11,108,603 $11,885,729 and $11,565,888, respectively.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developers' fees of $25,440,729 as of March 31, 1997 and 1996 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

     During the 1996 Fiscal Year, there was a decrease in accumulated depreciation in the amount of $305 due to write-offs on dispositions and $9,469,214 due to the provision for impairment of assets relating to R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place").

     As a result of River Place's recurring losses and operating cash shortfalls (see Note 10), management of River Place determined that an evaluation of the ongoing value of the real estate held for lease was necessary. Based upon this evaluation, management of River Place determined that the real estate held for lease, with a carrying value of approximately $34,088,000, was impaired and wrote it down by $18,803,127 to its fair value. Fair value was determined based on estimated future discounted cash flows over a projected holding period including estimated sales proceeds, net of disposition costs, at the end of the holding period.

     Williamsburg Residential II, L.P. has experienced significant losses and cash flow problems and is presently in default on the mortgage note. As a result of the operating losses and cash flow problems, management of Williamsburg II determined that an impairment of the property existed at December 31, 1996. The impairment loss was determined to be $1,279,974. The amount of the impairment loss was determined based on the difference in the carrying value of the property and the valuation of the property based on capitalized cash flows.

NOTE 5 - Cash Held in Escrow

              Cash held in escrow consists of the following:

                                                               March 31
                                                       -------------------------
                                                          1997           1996
                                                       -----------   -----------

Purchase price payments*                               $ 1,071,897   $ 1,886,768
Real estate taxes, insurance and other (Note 10(a))      8,049,300     9,095,341
Reserve for replacements                                 5,375,082     4,708,059
Tenants' security deposits                               1,281,319     1,142,275
                                                       -----------   -----------

                                                       $15,777,598   $16,832,443
                                                       ===========   ===========

     * Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 6 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                                    March 31,
                                           ----------------------------
                                             1997                1996           Period
                                          -----------        -----------     -----------
Financing expenses                        $ 4,579,439        $ 4,764,935         *
Organization expenses                         829,921            907,230     60 months
                                          -----------        -----------
                                            5,409,360          5,672,165
Less:  Accumulated amortization            (1,931,076)        (1,826,439)
                                          -----------        -----------
                                          $ 3,478,284        $ 3,845,726
                                          ===========        ===========

     * Over the life of the related mortgages.

     Amortization of deferred costs for the years ended March 31, 1997, 1996 and 1995 amounted to $364,651, $294,126 and $337,367, respectively. During the year ended March 31, 1997 there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $227,795 and the write-off of $194,683 of deferred costs with accumulated amortization of $32,219.


NOTE 7 - Mortgage Notes Payable

     The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $1,107,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2042. Each subsidiary partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rent and leases.

     Annual principal payment requirements as of March 31, 1997 for each of the next five fiscal years and thereafter are as follows:

          Fiscal Year Ending            Amount
          ------------------            ------

               1997                $  2,690,246
               1998                   2,777,962
               1999                   3,077,898
               2000                   3,416,729
               2001                   3,773,855
               Thereafter           185,063,442
                                   ------------
                                   $200,800,132
                                   ============

     No adjustment has been made in the table above for the events of default and other matters described in Note 10(a).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 7 - Mortgage Notes Payable (continued)

     The mortgage agreements require monthly deposits to replacement reserves of approximately $93,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

     During 1996 and 1995, a Local Partnership, River Place, was unable to make the required principal and interest payments on its debt. These payments of $1,134,352 and $2,563,694 in 1996 and 1995, respectively, were paid by The General Retirement System of the City of Detroit ("GRS"), the debt guarantor, on behalf of the Local Partnership. The Local Partnership accrues interest on payments made by the Guarantor at an interest rate of 15% per annum. The debt payments and accrued interest thereon are included in due to debt guarantor.

     Certain subsidiary partnerships have outstanding letters of credit totaling approximately $122,000 at December 31, 1996, as required under the terms of the mortgage notes and other agreements.

Las Camelias Limited Partnership

     During June 1996, Las Camelias Limited Partnership completed a modification of its mortgage debt, effective July 1, 1996, which reduced the stated rate from 10% to 8.25%, the pay rate from 9% to 7.25%, and extended the maturity date from October 1, 2021 to February 1, 2026. The monthly payment which had been interest only in the amount of $45,000 was reduced to a payment of principal and interest in the amount of $40,931. The interest rate on the accrued but unpaid interest (1%), which had been at 10%, was reduced to 8.25%.

The Hamlet, Ltd.

     On September 30, 1996, The Hamlet, Ltd. ("Hamlet") refinanced its Nations Bank loan which had a balance of $4,491,693 with a loan from Home Savings of America in the amount of $4,700,000. The note bears interest at 9.15%. Principal and interest of $38,326 is payable monthly from November 1, 1996 through October 1, 2011, when unpaid principal and interest become due. The loan is nonrecourse and is collateralized by Hamlet's rental property.

Stop 22 Limited Partnership

     As of May 1996, Stop 22 Limited Partnership ("Stop 22") had interest in arrears totaling $540,000. This constituted an event under which the lender may have declared the mortgage obligation in default. In May 1996, Stop 22 completed a modification of its mortgage debt, effective November 1, 1995, which reduced the stated rate from 10% to 8% and the pay rate from 9% to 7% resulting in a reduction of the monthly interest only payments from $60,000 to $46,666. The interest rate on the accrued but unpaid interest (1%), which had been at 10%, was reduced to 8%. In connection with the modification the interest in arrears was paid.

NOTE 8 - Related Party Transactions

     Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 10 with respect to River Place) interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (continued)


     The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1997, 1996 and 1995 are as follows:

     A) Related Party Fees

     As of March 31, 1997, the excess organization and offering costs totaled $247,465 and is included in other assets.

     Liberty Associates received cash distributions from the Local Partnerships of $720, $863 and $821 during the years ended March 31, 1997, 1996 and 1995, respectively.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro-rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

     During 1996, Related G.P. Holdings, Inc., an affiliate of the Related General Partner, purchased the general partner interest in the local general partner of two subsidiary partnerships: 1850 Second Avenue Associates, L.P. and C.V. Bronx Associates, L.P.

     B) Guarantees

     The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $16,100,000, $15,600,000 and $12,000,000 had expired as of March 31, 1997, 1996 and 1995, respectively. As of March 31, 1997 and 1996, approximately $ 3,980,000 and $4,233,000, respectively, has been funded by the local general partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     C) Other Related Parties Expenses

     The costs incurred to related parties for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                   Year Ended March 31,
                                          --------------------------------------
                                             1997          1996          1995
                                          ----------    ----------    ----------
Partnership management fees (i)           $1,434,000    $  750,000    $1,059,108
Expense reimbursement (ii)                   172,345       174,662       173,790
Property management fees (iii)             1,644,501     1,610,911     1,492,133
Local administrative fee (iv)                110,432       101,500       115,500
                                          ----------    ----------    ----------

                                          $3,361,278    $2,637,073    $2,840,531
                                          ==========    ==========    ==========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 8 - Related Party Transactions (continued)

     (i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,774,000 were accrued and unpaid at March 31, 1997 and 1996.

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

     (iii) The subsidiary partnerships incurred property management fees amounting to $2,056,191, $1,995,155 and $1,914,475 for the years ended March 31,1997, 1996 and 1995, respectively, of which $1,644,501, $1,610,911 and
$1,492,133, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners was $73,927, $76,396 and $74,217 for the years ended March 31, 1997, 1996 and 1995, respectively, which was also incurred to an affiliate of the Related General Partner.

     (iv) Liberty Associates, a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

     D) Due to Local General Partners and Affiliates

     Due to local general partners and affiliates at March 31, 1997 and 1996 consists of the following:

                                                             March 31
                                                    ----------------------------
                                                       1997              1996
                                                    -----------      -----------

Operating deficit advances                          $ 2,013,745      $ 2,402,696
Development fees                                      2,094,617        3,882,738
Operating advances                                    3,175,416        3,091,108
Due to contractor                                        46,289           49,603
General Partner distributions                           662,607          701,726
Developer loans (i)                                   1,400,170        1,445,767
Land note payable (ii)                                1,025,096          965,096
Management and other operating fees                     523,303          578,608
                                                    -----------      -----------

                                                    $10,941,243      $13,117,342
                                                    ===========      ===========

                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (continued)

     D) Due to Local General Partners and Affiliates (continued)


                                                                       March 31
                                                                -----------------------
                                                                    1997         1996
                                                                ----------   ----------
(i)  Developer loans consist of the following:
     Jefferson Limited Partnership-                             $  100,000   $  100,000
     This loan is unsecured, bears interest at an annually
     adjusted rate (5.77% at March 31, 1996 and 6.58% at
     March 31, 1995) and has no predetermined due date

     This note is unsecured, bears interest at 9.25% per annum      75,000       75,000
     and is due in the event of sale or refinancing of the
     property

     Lancashire Towers Associates Limited Partnership -                  0       63,167
     This loan bore interest at 12% per annum and was payable
     only out of available surplus cash.  On March 4, 1996 the
     loan was paid in full

     Northwood Associates Limited Partnership -                    239,386      221,816
     This loan bears interest at 12% per annum and is payable
     only out of available surplus cash

     Citrus Meadows Apartments, Ltd. -                             985,784      985,784
     This loan bears no interest and can only be repaid
     with the proceeds from a sale or refinancing
                                                                ----------   ----------
                                                                $1,400,170   $1,445,767
                                                                ==========   ==========

     Interest expense incurred on developer loans amounted to $32,312, $38,910 and $45,443 for the years ended March 31,
     1997, 1996 and 1995, respectively.

(ii) Land note payable consists of the following:

     Citrus Meadows Apartments, Ltd. -                          $1,025,096   $  965,096
     The land for this subsidiary partnership was purchased     ==========   ==========
     from the local general partner for a $600,000 note which
     accrues interest at 10% per annum.  The principal balance, together with the accrued interest, is payable upon the sale of the property or in December 2004, whichever event
     occurs first.


     Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 1997, 1996 and 1995.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 9 - Income Taxes

     A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                   Years Ended December 31
                                                         --------------------------------------------
                                                            1996             1995           1994
                                                         ------------    ------------    ------------
Financial statement
Net loss                                                 $(35,285,773)   $(15,768,464)   $(15,300,928)

Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                         637,510        (665,038)        599,733

Difference between depreciation and amortization
   expense recorded for financial statement and income
   tax reporting purposes                                  (1,137,185)     (1,343,380)     (1,323,335)

Tax-exempt interest income                                   (133,699)       (138,990)       (105,503)

Expenses and fees not deductible for income
   tax purposes                                                     0         909,915               0

Provision for impairment of assets                         20,083,101               0               0

Other                                                          (5,861)        757,254         597,998
                                                         ------------    ------------    ------------
Net loss as shown on the Partnership's
   income tax return                                     $(15,841,907)   $(16,248,703)   $(15,532,035)
                                                         ============    ============    ============

NOTE 10 - Commitments and Events of Default

     a) Subsidiary Partnerships - Going Concerns

     Williamsburg Residential II, L.P.

     In November 1996, the general partner of Williamsburg Residential II, L.P. ("Williamsburg II") stopped making the mortgage note payments which constituted an event of default. The general partner also communicated to the limited partners its desire to withdraw as general partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the general partner effective January 16, 1997.

     The new general partner, which is an affiliate of the Related General Partner, has been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. Williamsburg II entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg II 60 days to work out a loan agreement. A

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 10 - Commitments and Events of Default (continued)

     a) Subsidiary Partnerships - Going Concerns (continued)

subsequent extension of the forbearance agreement runs through July 25, 1997. The general framework of the proposed loan modification agreement calls for: 1. Williamsburg II to deposit an amount approximately equal to six months payments into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation will be used after which FNMA will not exercise further remedies relating to the default. The factors mentioned above raise substantial doubt about Williamsburg II's ability to continue as a going concern. The auditors for Williamsburg II modified their report for the 1996 Fiscal Year due to the uncertainty of the subsidiary partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was zero at March 31, 1997 and 1996. Williamsburg II's net loss after minority interest amounted to approximately $1,368,000 (after provision for impairment of assets of approximately $1,279,974), $77,000 and $48,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     R.P.P. Limited Dividend Housing Association Limited Partnership

     During the 1996, 1995 and 1994 Fiscal Years, R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place"), a subsidiary partnership, experienced significant losses from operations.

     River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Development Authority (the "Authority") whereby the Authority issued Limited Obligation Revenue Bonds and loaned the proceeds to River Place in the original amounts of $21,000,000 (the "First Loan") and $14,000,000 (the "Second Loan") (collectively hereinafter referred to as the "Loans").

     The First Loan, with an outstanding balance of $18,690,000 at December 31, 1996, requires semi-annual payments of principal and interest on April 1 and October 1 and matures on October 1, 2011. Interest is payable at a variable rate no lower than 5% and no greater than 8%. At December 31, 1996, the interest rate was approximately 5.13%.

     The Second Loan, with an outstanding balance of $12,700,000 at December 31, 1996, requires semi-annual payments of principal and interest on June 1 and December 1 and matures on June 1, 2018. Interest is payable at a fixed rate of 5.5%.

     The Loans are nonrecourse and are secured by mortgages which are collateralized by the real estate held for lease.

     To enhance the credit of River Place, the General Retirement System of the City of Detroit ("GRS") entered into an agreement with the Authority to purchase the Loans upon the occurrence of certain events, as defined. The commitment to purchase the First Loan is supported by securities pledged as collateral by GRS and the commitment to purchase the Second Loan is supported by a direct pay letter of credit issued by a bank in the initial stated amount equal to the initial aggregate principal amount of the bonds plus 210 days' interest (at 7.25%) on such amounts. The letter of credit expires on August 1, 2000 and is secured by a reimbursement agreement and a note issued by River Place. Until expiration, a support fee for the letter of credit is payable at .35% per annum of the average daily stated amount payable.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 10 - Commitments and Events of Default (continued)

     a) Subsidiary Partnerships - Going Concerns (continued)

     GRS' Commitment is nonrecourse and is secured by a second mortgage which is collateralized by the real estate held for lease. Commitment fees equal to 1.5% of the outstanding principal balance of the First Loan plus six months interest, adjusted for the Annual Credit, as defined, are payable annually to GRS. These fees totaled approximately $263,000 in 1996 and are included in interest and related fees in the statement of operations. River Place has been unable to pay these fees owed to GRS, totaling $2,052,912 at December 31, 1996, which are included in due to debt guarantor in the consolidated balance sheets.

     River Place has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the Loans. GRS has been making these payments, which totaled $1,134,352 in 1996, on behalf of River Place. As a result, GRS has declared River Place in default under its obligation to make these payments. As of December 31, 1996, GRS has made advances to River Place to meet its debt service requirements totaling $13,997,565 which remain unpaid by River Place and are included in due to debt guarantor in the consolidated balance sheets. Interest on these advances is accrued by River Place at 15%. Interest accrued during 1996 totaled $2,024,728 and is included in interest and related fees in the statement of operations. As of December 31, 1996, unpaid interest on these advances totals $7,763,971 and is included in due to debt guarantor in the consolidated balance sheets.

     GRS agreed to waive its right of foreclosure under the mortgage held by GRS, unless certain events occur, through February 1, 2006, upon the execution and delivery of the amended local partnership agreement, dated July 1, 1996. Significant provisions of the amended local partnership agreement include (a) admittance of GRS RP General Corp., an affiliate of GRS, as the general partner
(b) restrictions on the general partner's authority to sell the project prior to February 1, 2006 unless the sale is an arm's length sale to an unrelated third party, (c) the authority of the general partner to require each of the partners to make additional capital contributions to River Place in an aggregate amount up to the then-existing amount of all indebtedness of River Place, including all amounts then owed to GRS under mortgages executed and delivered by River Place and those certain repayment agreements executed and delivered by River Place to GRS in connection with such mortgages, and (d) the admissions of two additional limited partners with an interest of .001% each and the reduction of the special limited partner's interest from 1% to .998%. However, through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contractual obligation to act on behalf of the Partnership, to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in River Place.

     Management anticipates that River Place will be unable to make all of the required debt service payments during 1997. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

     The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 and $0 at March 31, 1997 and 1996, respectively. The net loss after minority interest for River Place amounted to approximately $22,373,000 (after provision for impairment of assets of approximately $18,803,000), $5,166,000 and $4,799,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 10 - Commitments and Events of Default

     a) Subsidiary Partnerships - Going Concerns

     Jefferson Place L.P.

     Jefferson Place, L.P. ("Jefferson Place") has consistently been unable to generate sufficient cash flow from operations to pay the interest obligation on its mortgage note payable and has a working capital deficiency and a net capital deficiency at March 31, 1997. Jefferson Place has, however, generated cash flows sufficient to cover the cost of operations before payment of interest on the mortgage note payable. The terms of the mortgage note payable provide that the difference between the stated interest rate and the actual interest paid per month is accrued and that such amount bears interest at the same rate as the mortgage note (8.5%) and is payable from excess cash flow in future months. The mortgagee has agreed not to declare a default under the terms of the mortgage note payable through December 2002. These items raise substantial doubt about Jefferson Place's ability to continue as a going concern. The financial statements for Jefferson Place do not include any adjustments that might result from the outcome of this uncertainty. Jefferson Place has addressed this concern by implementing an operating plan designed to reposition the project and substantially increase long-term cash flow from operations. This plan includes:
(1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, Jefferson Place is also considering requesting the reissuance of the bonds at lower interest rates so that the project can support monthly interest payments. The Partnership's investment in Jefferson Place has been written down to zero by prior years' losses and the minority interest balance was $0 at March 31, 1997 and 1996. The net loss after minority interest for Jefferson Place amounted to approximately $1,032,000, $1,069,000, and $1,016,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     L.I.H. Chestnut Associates, L.P.

     L.I.H. Chestnut Associates, L.P. ("Chestnut") has sustained recurring losses from operations. At December 31, 1996, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued existence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any adjustments that might result from the outcome of this uncertainty. Management of Chestnut is in discussion with the first mortgagee and Chestnut's general and limited partners in an attempt to resolve the default. The Partnership's investment in Chestnut has been written down to zero by prior years' losses and the minority interest balance was $1,147,000 at March 31, 1997 and 1996. The net loss after minority interest for Chestnut amounted to approximately $348,000, $306,000 and $328,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     b) Subsidiary Partnerships - Other

     Jefferson Limited Partnership

     At December 31, 1996 and 1995 Jefferson Limited Partnership's ("Jefferson") current liabilities exceeded its current assets by over $220,000 and $201,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated as follows:

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 10 - Commitments and Events of Default (continued)

     b) Subsidiary Partnerships - Other (continued)

     1. Under the HUD regulatory agreement, Jefferson is precluded from paying, except from surplus cash, certain related party payables that are included in current liabilities which at December 31, 1996 and 1995 totaled $166,523 and $141,381, respectively.

     2. In addition to the related party payables mentioned above, $47,216 and $53,077 of current liabilities at December 31, 1996 and 1995, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

     Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1996. The Partnership's investment in Jefferson was approximately $940,000 and $1,073,000 at March 31, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $133,000, $146,000 and $141,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     West 132nd Development Partnership

     West 132nd Development Partnership ("West 132nd") has received notification of default on its mortgages due to its arrears on the mortgage debt and related escrow accounts. As of December 31, 1996, West 132nd owed approximately $44,000 toward its prior monthly installments, inclusive of principal, interest and escrows. West 132nd is currently negotiating with the lender to arrange a payment schedule for those arrears. The Partnership investment in West 132nd was approximately $552,000 and $628,000 at March 31, 1997 and 1996, respectively, and the minority interest balance was $0 and $1,352, respectively. The net loss after minority interest for West 132nd amounted to approximately $76,000, $62,000 and $129,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     Wade D. Mertz Elderly Housing Associates

     On July 29, 1996, Wade D. Mertz Elderly Housing Associates ("Wade D. Mertz") received a notice from the Internal Revenue Service ("IRS") that they would be examining Wade D. Mertz's federal income tax return for the year ended December 31, 1994. The IRS commenced the examination on August 13, 1996, completed its field work in early September and on May 20, 1997 notified Wade D. Mertz that they had concluded their audit and that they were proposing no adjustments for the return.

     Leases

     Four of the subsidiary partnerships are leasing the land on which the Projects are located, for terms ranging from 28 to 99 years. At December 31, 1996, the subsidiary partnerships were committed to minimum future annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,448,684 in total thereafter.

     c) Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 1997, uninsured cash and cash equivalents approximated $3,688,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 10 - Commitments and Events of Default (continued)


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

     During Fiscal Years 1996, 1995 and 1994, the Partnership generated low-income housing tax credits of approximately $19,673,000, $19,673,000 and $19,765,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.


       Name                    Position
       ----                    --------

       Stephen M. Ross         Director

       J. Michael Fried        President, Chief Executive Officer and Director

       Alan P. Hirmes          Senior Vice President

       Stuart J. Boesky        Vice President

       Richard A. Palermo      Treasurer and Assistant Vice President

       Lynn A. McMahon         Secretary


     STEPHEN M. ROSS, 57, is a Director of the general partner of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 53, is President, Chief Executive Officer and a Director of the general partner of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 42, is a Senior Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 41, is Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RICHARD A. PALERMO, 37, is Treasurer of the general partner of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

     LYNN A. McMAHON, 41, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Liberty GP III Inc.
-------------------

       Name                      Position
       ----                      --------

       Paul L. Abbott            Chairman of the Board, President,
                                 Chief Executive Officer, Chief
                                 Financial Officer and Director

       Donald E. Petrow          Vice President


     PAUL L. ABBOTT, 51, is an Executive Vice President of Lehman and Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Director of the Liberty General Partner. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

     DONALD E. PETROW, 40, is a First Vice President of Lehman and Vice President of the Liberty General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to the directors or officers of the Liberty General Partner or of the general partner of the Related General Partner for their services. Certain directors and officers of the Liberty General Partner and of the general partner of the Related General Partner receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                 Name and Address of                  Amount and Nature of                 Percent
Title of Class                   Beneficial Owner                     Beneficial Ownership                 of Class
--------------                   ----------------                     --------------------                 --------
General Partnership              Related Credit Properties            $1,000 capital contribution -           50%
Interest in the Partnership      III L.P.                             directly owned
                                 625 Madison Avenue
                                 New York, NY 10022

                                 Liberty GP III Inc.                  $1,000 capital contribution -           50%
                                 c/o Lehman Brothers                  directly owned
                                 3 World Financial Center
                                 New York, NY  10285


     Liberty Associates IV L.P. holds a 1% and .998% (see Item 7. with respect to River Place) limited partnership interest in 61 and 1 Local Partnerships, respectively.

     No person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs. Neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 25, 1997, by
(i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


                                            Amount and Nature of
Name of Beneficial Owner (1)                Beneficial Ownership                     Percent of Class
----------------------------                --------------------                     ----------------
Lehigh Tax Credit Partners L.L.C.           12,293.66 (2)                                 8.8%

Lehigh Tax Credit Partners, Inc.            12,293.66 (2) (3)                             8.8%

J. Michael Fried                            12,293.66 (2) (3) (4)                         8.8%

Alan P. Hirmes                              12,293.66 (2) (3) (4)                         8.8%

Stuart J. Boesky                            12,293.66 (2) (3) (4)                         8.8%

Stephen M. Ross                                     -                                       -

Richard A. Palermo                                  -                                       -

Lynn A. McMahon                                     -                                       -

All directors and executive officers        12,293.66 (2) (3) (4)                         8.8%
of the general partner of the
Related General Partner as a group
(six persons)


     (1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

     (2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh and the Related General Partner (the "Standstill Agreement"), Lehigh agreed that, prior to April 4, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BAC's, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the Related General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Related General Partner or its affiliates. The addresses of each of the Partnership, Lehigh and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

     (3) All of such BACs represent BACs owned directly by Lehigh, for which the Managing Member serves as managing member.

     (4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein.


Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partners and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the Liberty General Partner and of the general partner of the Related General Partner.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.  Financial Statements

        Independent Auditors' Report                                       21

        Consolidated Balance Sheets at March 31, 1997 and 1996            175

        Consolidated Statements of Operations for the years ended
        March 31, 1997, 1996 and 1995                                     176

        Consolidated Statements of Changes in Partners' Capital
        for the years ended March 31, 1997, 1996 and 1995                 177

        Consolidated Statements of Cash Flows for the years
        ended March 31, 1997, 1996 and 1995                               178

        Notes to Consolidated Financial Statements                        180

(a) 2.  Financial Statement Schedules

        Independent Auditors' Report                                      208

        Schedule I - Condensed Financial Information of Registrant        209

        Schedule III - Real Estate and Accumulated Depreciation           212

        All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 3. Exhibits

(3A) Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus III L.P. (attached to Prospectus as Exhibit A)**

(3B)   Certificate of Limited Partnership of Liberty Tax Credit
       Plus III L.P., together with amendments filed on November 17, 1988**

(4) Form of Subscription Agreement (attached to Prospectus as Exhibit B)

(10A)  Escrow Agreement between Registrant and Bankers Trust
       Company**

(10B)  Forms of Purchase Agreements for purchase of Local
       Partnership Interests**

(21)   Subsidiaries of the Registrant                                     204

(27)   Financial Data Schedule (filed herewith)                           215

       ** Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax
           Credit Plus III L.P.'s Registration Statement on Form S-11 (Registration No. 33-25732)

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)


(c) Subsidiaries of the Registrant (Exhibit 21)
                                                                    Jurisdiction
                                                                    of Formation
                                                                    ------------
 C.V. Bronx Associates, L.P.                                                NY
 Michigan Rural Housing Limited Partnership                                 MI
 Jefferson Limited Partnership                                              LA
 Inter-Tribal Indian Village Housing Development Associates, L.P.           RI
 RBM Associates                                                             PA
 Glenbrook Associates                                                       PA
 Affordable Flatbush Associates                                             NY
 Barclay Village II, LTD.                                                   PA
 1850 Second Avenue Associates, L.P.                                        NY
 R.P.P. Limited Dividend Housing                                            MI
 Williamsburg Residential II, L.P.                                          KS
 West 104th Street Associates L.P.                                          NY
 Meredith Apartments, LTD.                                                  UT
 Ritz Apartments, LTD.                                                      UT
 Ashby Apartments, LTD.                                                     UT
 South Toledo Associates, LTD.                                              OH
 Dunlap School Venture                                                      PA
 Philipsburg Elderly Housing Associates                                     PA
 Franklin Elderly Housing Associates                                        PA
 Wade D. Mertz Elderly Housing Associates                                   PA
 Lancashire Towers Associates Limited Partnership                           OH
 Northwood Associates Limited Partnership                                   OH
 Brewery Renaissance Associates                                             NY
 Brandywine Court Associates, L.P.                                          FL
 Art Apartments Associates                                                  PA
 The Village at Carriage Hills, LTD.                                        TN
 Mountainview Apartments, LTD.                                              TN
 The Park Village, Limited                                                  MS
 River Oaks Apartments, LTD.                                                AL
 Forrest Ridge Apartments, LTD.                                             AR
 The Hearthside Limited Dividend Housing Association Limited Partnership    MI
 Redemptorist Limited Partnership                                           LA
 Manhattan A Associates                                                     NY
 Broadhurst Willows, L.P.                                                   NY
 Weidler Associates Limited Partnership                                     OR
 Gentle Pines-West Columbia Associates, L.P.                                SC
 Lake Forest Estates II, LTD.                                               AL
 Las Camelias Limited Partnership                                           PR
 WPL Associates XXIII                                                       OR
 Broadway Townhouses L.P.                                                   NJ
 Puerto Rico Historic Zone Limited Dividend Partnership                     PR
 Citrus Meadows Apartments, LTD.                                            FL
 Sartain School Venture                                                     PA
 Driftwood Terrace Associates, LTD.                                         FL
 Holly Hill, LTD.                                                           TN

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)

(c) Subsidiaries of the Registrant (Exhibit 21)
                                                                    Jurisdiction
                                                                    of Formation
                                                                    ------------
 Mayfair Apartments LTD.                                                    TN
 Foxcroft Apartments LTD.                                                   AL
 Canterbury Apartments, LTD.                                                MS
 Cutler Canal III Associates, LTD.                                          FL
 Jefferson Place L.P.                                                       KS
 Callaway Village, LTD.                                                     TN
 Commerce Square Apartments Associates L.P.                                 DE
 West 132nd Development Partnership                                         NY
 Site H Development Co.                                                     NY
 L.I.H. Chestnut Associates, L.P.                                           PA
 Diamond Phase II Venture                                                   PA
 Bookbindery Associates                                                     PA
 The Hamlet, LTD.                                                           FL
 Stop 22 Limited Partnership                                                PR
 Knob Hill Apartments, LTD.                                                 TN
 Conifer James Street Associates                                            NY
 Longfellow Heights Apartments, L.P.                                        MO


(d) Not applicable.

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


                         LIBERTY TAX CREDIT PLUS III L.P.
                                  (Registrant)


                                       By:   RELATED CREDIT PROPERTIES III L.P.,
                                             a General Partner


                                       By:   RELATED CREDIT PROPERTIES III INC.,
                                             a General Partner therein



Date: June 27, 1997                    By:   /s/ J. Michael Fried
                                             --------------------
                                             J. Michael Fried
                                             President, Chief Executive Officer
                                             and Director
                                             (principal executive officer)


                                       By:   Liberty GP III Inc.
                                             a General Partner



Date: June 27, 1997                     By:  /s/ Paul L. Abbott
                                             ------------------
                                             Paul L. Abbott
                                             Chairman of the Board, President,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                        Title                         Date
-----------------------       ----------------------------       --------------
                              President, Chief Executive
                              Officer (principal
                              executive officer) and
                              Director of Related Credit
                              Properties III Inc.,
                              general partner of Related
/s/ J. Michael Fried          Credit Properties III L.P.
-----------------------       (a General Partner
J. Michael Fried              of Registrant)                     June 27, 1997

                              Senior Vice President
                              (principal financial officer)
                              of Related Credit Properties
                              III Inc. general partner of
/s/ Alan P. Hirmes            Related Credit Properties III
-----------------------       L.P. (a General Partner of )
Alan P. Hirmes                Registrant                         June 27, 1997

                              Treasurer (principal
                              accounting officer)
                              of Related Credit Properties
                              III Inc. general partner of
/s/ Richard A. Palermo        Related Credit Properties III
-----------------------       L.P. (a General Partner of
Richard A. Palermo            Registrant)                        June 27, 1997

                              Director of Related Credit
                              Properties III Inc., general
/s/ Stephen M. Ross           partner of Related Credit .
-----------------------       Properties III L.P. (a General     June 27, 1997
Stephen M. Ross               Partner of Registrant)

                              Chairman of the Board,
                              President, Chief
/s/ Paul L. Abbott            Executive Officer (principal
------------------------      executive officer), Chief
Paul L. Abbott                Financial Officer and Director
                              of Liberty GP III Inc. (a General
                              Partner of Registrant)             June 27, 1997

  [TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP - LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Liberty Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


     In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 30, 1997 on page 21 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1996, 1995 and 1994 Fiscal Years and
Schedule III as of March 31, 1997. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

     As discussed in Note 10(a), the consolidated financial statements include the financial statements of five subsidiary partnerships with significant contingencies and uncertainties. The financial statements of four of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The four subsidiary partnerships' net losses after minority interests aggregated $25,919,773 (Fiscal
1996), $6,618,418 (Fiscal 1995) and $6,190,080 (Fiscal 1994) and their assets aggregated $37,266,711 and $59,224,657 at March 31, 1997 and 1996, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, ROSENBERG,
    WEINBERG, CIULLO & FAZZARI, LLP


TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
June 30, 1997

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT






     Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                               March 31
                                                     ---------------------------
                                                         1997           1996
                                                     -----------     -----------

Cash and cash equivalents                            $ 2,837,023     $ 4,492,602
Cash held in escrow                                    1,071,897       1,886,768
Investment in subsidiary partnerships                 55,100,895      62,820,499
Other assets                                             245,466         245,466
                                                     -----------     -----------
   Total assets                                      $59,255,281     $69,445,335
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                $ 1,917,071     $ 1,958,583
Other liabilities                                              0           2,893
                                                     -----------     -----------
   Total liabilities                                   1,917,071       1,961,476

Partners' equity                                      57,338,210      67,483,859
                                                     -----------     -----------
Total liabilities and partners' equity               $59,255,281     $69,445,335
                                                     ===========     ===========



Investments in sudsidiary partnerships are recorded in accordance with the equity method of accounting, under which investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS


                                                                Year Ended March 31
                                                    --------------------------------------------
                                                         1997           1996            1995
                                                    ------------    ------------    ------------
Revenues

   Other income                                     $    131,606    $    141,845    $    171,729
                                                    ------------    ------------    ------------

   Total revenues                                   $    131,606    $    141,845    $    171,729
                                                    ------------    ------------    ------------


Expenses

   General and administrative                            248,865         227,513         239,942
   General and administrative-related parties          1,606,344         924,662       1,232,898
   Amortization                                                0               0           5,000
                                                    ------------    ------------    ------------

   Total expenses                                      1,855,209       1,152,175       1,477,840
                                                    ------------    ------------    ------------

   Loss from operations                               (1,723,603)     (1,010,330)     (1,306,111)
                                                    ------------    ------------    ------------

   Distribution income of subsidiary partnerships
      in excess of investments                            12,956           2,681               0

   Equity in loss of subsidiary partnerships          (8,435,002)     (7,545,818)     (7,130,614)
                                                    ------------    ------------    ------------

Net loss                                            $(10,145,649)   $ (8,553,467)   $ (8,436,725)
                                                    ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Year Ended March 31
                                                       --------------------------------------------

                                                            1997          1996             1995*
                                                       ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                               $(10,145,649)   $ (8,553,467)   $ (8,436,725)
                                                       ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
   used in operating activities:

   Amortization                                                   0               0           5,000
   (Increase) decrease in assets:

   Other assets                                                   0          52,348         (52,349)

   Cash held in escrow                                            0         672,600               0

   Increase (decrease) in liabilities:

   Due to general partners and affiliates                   (41,512)        767,976         963,973
   Other liabilities                                         (2,893)          2,893         (21,409)
                                                       ------------    ------------    ------------

   Total adjustments                                        (44,405)      1,495,817         895,215
                                                       ------------    ------------    ------------

   Net cash used in operating activities                (10,190,054)     (7,057,650)     (7,541,510)
                                                       ------------    ------------    ------------

Cash flows from investing activities:

   Equity in loss of subsidiary partnerships              8,435,002       7,545,818       7,130,614
   Distributions from subsidiary partnerships                99,473         187,921         112,579
   Investments in subsidiary partnerships                  (814,871)       (379,247)       (707,599)
   Decrease in cash held in escrow-
      purchase price payments                               814,871         379,247               0
                                                       ------------    ------------    ------------

   Net cash provided by investing activities              8,534,475       7,733,739       6,535,594
                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents     (1,655,579)        676,089      (1,005,916)
                                                       ------------    ------------    ------------

Cash and cash equivalents, beginning of year              4,492,602       3,816,513       4,822,429
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                 $  2,837,023    $  4,492,602    $  3,816,513
                                                       ============    ============    ============



*Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997

                                                                           Initial Cost
                                                                          to Partnership                 Cost
                                                                  ------------------------------      Capitalized
                                                  Carrying                           Buildings       Subsequent to
                                                  Amount of                             and           Acquisition:
     Description                                  Mortgages           Land          Improvements      Improvements
     -----------                                ------------      ------------      ------------      ------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                     $          0      $  1,705,800      $          0      $  4,244,915
Michigan Rural Housing Limited Partnership
  Michigan                                         4,711,773           141,930         4,013,207         1,927,859
Jefferson Limited Partnership
  Schreveport, LA                                  1,378,235            65,000         3,289,429            50,806
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                   1,651,096            36,643         3,290,524            78,864
RBM Associates
  Philadelphia, PA                                   975,000                 0         1,590,733            72,853
Glenbrook Associates
  Atglen, PA                                       1,655,430           137,000         2,833,081           123,724
Affordable Flatbush Associates
  Brooklyn, NY                                     1,655,438                 0         2,551,365           175,614
Barclay Village II, LTD
  Chambersburg, PA                                 2,725,933           204,825         3,249,918           527,397
1850 Second Avenue Associates, L.P.
  New York, NY                                             0           920,472         6,262,968           (54,340)
R.P.P. Limited Dividend Housing
  Detroit, MI                                     31,390,000                 0        29,051,380       (13,457,858)
Williamsburg Residential II, L.P.
  Witchita, KS                                     1,516,177           358,305         2,713,872        (1,211,361)
West 104th Street Associates, L.P.
  New York, NY                                             0                 0                 0         3,011,826
Meredith Apartments, LTD
  Salt Lake City, UT                                 648,454            40,000         1,500,117            20,962
Ritz Apartments, LTD
  Salt Lake City, UT                                 319,340            59,760           592,704            77,291
Ashby Apartments, LTD
  Salt Lake City, UT                                 319,340            50,850           549,611           128,546
South Toledo Associates, LTD
  Toledo, OH                                         842,883            47,571         1,411,386            44,416
Dunlap School Venture
  Philadelphia, PA                                 2,483,226             5,352         4,522,721           145,546
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                  3,276,037            45,000         4,092,500           418,562
Franklin Elderly Housing Associates
  Franklin, PA                                     2,355,849           165,000         2,594,447           135,748
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                  3,538,212            65,000         4,234,049           499,949
Lancashire Towers Associates L.P.
  Cleveland, OH                                    3,346,216           265,000         6,871,575           318,666
Northwood Associates Limited Partnership
  Toledo, OH                                       2,145,953           200,000         4,065,856           311,266
Brewery Renaissance Associates
  Middletown, NY                                   3,375,000            77,220           102,780         6,149,166

                                                            Gross Amount at which
                                                          Carried At Close of Period
                                                ------------------------------------------------
                                                                  Buildings
                                                                      and                             Accumulated
     Description                                    Land          Improvements          Total         Depreciation
     -----------                                ------------      ------------      ------------      ------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                     $  1,439,504      $  4,511,211      $  5,950,715      $    942,772
Michigan Rural Housing Limited Partnership
  Michigan                                           148,716         5,934,280         6,082,996         1,527,580
Jefferson Limited Partnership
  Schreveport, LA                                     71,786         3,333,449         3,405,235           763,327
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                      43,429         3,362,602         3,406,031           873,750
RBM Associates
  Philadelphia, PA                                     6,786         1,656,800         1,663,586           260,775
Glenbrook Associates
  Atglen, PA                                         143,786         2,950,019         3,093,805           714,787
Affordable Flatbush Associates
  Brooklyn, NY                                         6,787         2,720,192         2,726,979           714,088
Barclay Village II, LTD
  Chambersburg, PA                                   211,611         3,770,529         3,982,140           994,103
1850 Second Avenue Associates, L.P.
  New York, NY                                       392,457         6,736,643         7,129,100         1,665,206
R.P.P. Limited Dividend Housing
  Detroit, MI                                          6,786        15,586,736        15,593,522           826,104
Williamsburg Residential II, L.P.
  Witchita, KS                                       362,484         1,498,332         1,860,816           436,334
West 104th Street Associates, L.P.
  New York, NY                                         6,787         3,005,039         3,011,826           590,733
Meredith Apartments, LTD
  Salt Lake City, UT                                  46,787         1,514,292         1,561,079           389,895
Ritz Apartments, LTD
  Salt Lake City, UT                                  66,547           663,208           729,755           184,767
Ashby Apartments, LTD
  Salt Lake City, UT                                  57,637           671,370           729,007           169,390
South Toledo Associates, LTD
  Toledo, OH                                          51,677         1,451,696         1,503,373           256,287
Dunlap School Venture
  Philadelphia, PA                                     9,458         4,664,161         4,673,619           755,080
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                     68,101         4,487,961         4,556,062         1,285,863
Franklin Elderly Housing Associates
  Franklin, PA                                       169,106         2,726,089         2,895,195           852,694
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                     69,106         4,729,892         4,798,998         1,472,955
Lancashire Towers Associates L.P.
  Cleveland, OH                                      269,106         7,186,135         7,455,241         1,826,551
Northwood Associates Limited Partnership
  Toledo, OH                                         204,106         4,373,016         4,577,122         1,087,130
Brewery Renaissance Associates
  Middletown, NY                                      81,326         6,247,840         6,329,166         1,344,807

                                                                                   Life on which
                                                                                  Depreciation in
                                                   Year of                         Latest Income
                                                Construction/      Date            Statements is
     Description                                 Renovation      Acquired          Computed(a)(b)
     -----------                                    ----           ----            --------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                         1990         June 1989         15-27.5 years
Michigan Rural Housing Limited Partnership
  Michigan                                          1989         Sept. 1989        27.5 years
Jefferson Limited Partnership
  Schreveport, LA                                   1990         Dec. 1989         27.5 years
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                    1989         Oct. 1989         27.5 years
RBM Associates
  Philadelphia, PA                                  1989         Dec. 1989         40 years
Glenbrook Associates
  Atglen, PA                                        1989         Nov. 1989         27.5 years
Affordable Flatbush Associates
  Brooklyn, NY                                      1989         Dec. 1989         27.5 years
Barclay Village II, LTD
  Chambersburg, PA                                  1989         Nov. 1989         27.5 years
1850 Second Avenue Associates, L.P.
  New York, NY                                      1989         Nov. 1989         27.5 years
R.P.P. Limited Dividend Housing
  Detroit, MI                                       1989         Nov. 1989         27-31 years
Williamsburg Residential II, L.P.
  Witchita, KS                                      1989         Nov. 1989         40 years
West 104th Street Associates, L.P.
  New York, NY                                      1990         Dec. 1989         27.5 years
Meredith Apartments, LTD
  Salt Lake City, UT                                1989         Aug. 1989         27.5 years
Ritz Apartments, LTD
  Salt Lake City, UT                                1989         Aug. 1989         27.5 years
Ashby Apartments, LTD
  Salt Lake City, UT                                1989         Aug. 1989         27.5 years
South Toledo Associates, LTD
  Toledo, OH                                        1988         Jan. 1990         40 years
Dunlap School Venture
  Philadelphia, PA                                  1989         Jan. 1990         40 years
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                   1990         Feb. 1990         27.5 years
Franklin Elderly Housing Associates
  Franklin, PA                                      1989         Feb. 1990         27.5 years
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                   1989         Feb. 1990         27.5 years
Lancashire Towers Associates L.P.
  Cleveland, OH                                     1989         Feb. 1990         27.5 years
Northwood Associates Limited Partnership
  Toledo, OH                                        1989         Feb. 1990         27.5 years
Brewery Renaissance Associates
  Middletown, NY                                    1990         Feb. 1990         27.5 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997

                                                                           Initial Cost
                                                                          to Partnership                 Cost
                                                                  ------------------------------      Capitalized
                                                  Carrying                           Buildings       Subsequent to
                                                  Amount of                             and           Acquisition:
     Description                                  Mortgages           Land          Improvements      Improvements
     -----------                                ------------      ------------      ------------      ------------
Brandywine Court Associates, L.P.
  Jacksonville, FL                                 1,434,112            78,000         1,960,262            69,916
Art Apartments Associates
  Philadelphia, PA                                 1,150,697            13,695         2,713,615            56,237
The Village at Carriage Hills, LTD
  Clinton, TN                                      1,473,005            86,663         1,753,799            58,758
Mountainview Apartments, LTD,
  Newport, TN                                      1,044,744            49,918         1,254,182            60,361
The Park Village, Limited
  Jackson, MS                                        379,613            44,102           749,940            70,247
River Oaks Apartments, LTD
  Oneonta, AL                                      1,073,654            80,340         1,221,336            51,117
Forrest Ridge Apartments, LTD
  Forrest City, AR                                   824,050            36,000         1,016,647            63,884
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                      2,940,239           242,550         4,667,594            61,725
Redemptorist L.P.
  New Orleans, LA                                  2,827,106                 0         6,497,259            51,202
Manhattan A Associates
  New York, NY                                     4,153,624         1,092,959         5,991,888           358,970
Broadhurst Willows, L.P.
  New York, NY                                             0           102,324         5,151,039            53,644
Weidler Associates Limited Partnership
  Portland, OR                                     1,269,384           225,000                 0         2,162,927
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                     3,652,434           327,650         4,276,739           154,993
Lake Forest Estates II, LTD
  Livingston, AL                                     969,820            21,623         1,182,480            47,776
Las Camelias L.P.
  Rio Piedras, PR                                  6,361,166           249,000             6,400         9,263,253
WPL Associates XIIII
  Portland, OR                                     2,256,039                 0         3,721,763           173,781
Broadway Townhouses L.P.
  Camden, NJ                                      10,754,004           163,000         5,120,066        14,424,001
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                     4,025,000                 0                 0         6,486,343
Citrus Meadows Apartments, LTD
  Brandenton, FL                                   7,323,400           610,073                 0         9,377,919
Sartain School Venture
  Philadelphia, PA                                 1,962,305             3,883         3,486,875           118,629
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL                               7,021,951           270,000         7,753,765           193,081
Holly Hill, LTD
  Greenville, TN                                   1,393,621            50,000         1,631,820           116,552
Mayfair Apartments LTD
  Morristown, TN                                   1,377,999            50,000         1,614,861            78,719
Foxcroft Apartments
  LTD. Troy, AL                                    1,249,993            75,000         1,382,973           114,551

                                                            Gross Amount at which
                                                          Carried At Close of Period
                                                ------------------------------------------------
                                                                  Buildings
                                                                      and                             Accumulated
     Description                                    Land          Improvements          Total         Depreciation
     -----------                                ------------      ------------      ------------      ------------
Brandywine Court Associates, L.P.
  Jacksonville, FL                                    82,106         2,026,072         2,108,178           611,491
Art Apartments Associates
  Philadelphia, PA                                    17,801         2,765,746         2,783,547           663,004
The Village at Carriage Hills, LTD
  Clinton, TN                                         90,769         1,808,451         1,899,220           455,238
Mountainview Apartments, LTD,
  Newport, TN                                         54,024         1,310,437         1,364,461           355,022
The Park Village, Limited
  Jackson, MS                                         48,208           816,081           864,289           216,093
River Oaks Apartments, LTD
  Oneonta, AL                                         84,446         1,268,347         1,352,793           248,680
Forrest Ridge Apartments, LTD
  Forrest City, AR                                    40,106         1,076,425         1,116,531           198,785
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                        246,656         4,725,213         4,971,869         1,515,377
Redemptorist L.P.
  New Orleans, LA                                      4,106         6,544,355         6,548,461         1,506,372
Manhattan A Associates
  New York, NY                                     1,097,065         6,346,752         7,443,817         1,544,041
Broadhurst Willows, L.P.
  New York, NY                                       106,430         5,200,577         5,307,007         1,795,529
Weidler Associates Limited Partnership
  Portland, OR                                       229,106         2,158,821         2,387,927           476,817
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                       331,756         4,427,626         4,759,382         1,409,788
Lake Forest Estates II, LTD
  Livingston, AL                                      25,729         1,226,150         1,251,879           218,987
Las Camelias L.P.
  Rio Piedras, PR                                    298,878         9,219,775         9,518,653         2,014,070
WPL Associates XIIII
  Portland, OR                                         4,106         3,891,438         3,895,544           974,282
Broadway Townhouses L.P.
  Camden, NJ                                         167,106        19,539,961        19,707,067         4,513,650
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                       156,842         6,329,501         6,486,343         1,267,980
Citrus Meadows Apartments, LTD
  Brandenton, FL                                     812,609         9,175,383         9,987,992         2,188,902
Sartain School Venture
  Philadelphia, PA                                     7,989         3,601,398         3,609,387           578,532
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL                                 274,106         7,942,740         8,216,846         2,926,235
Holly Hill, LTD
  Greenville, TN                                      54,106         1,744,266         1,798,372           412,476
Mayfair Apartments LTD
  Morristown, TN                                      54,106         1,689,474         1,743,580           304,317
Foxcroft Apartments
  LTD. Troy, AL                                       79,106         1,493,418         1,572,524           263,653


                                                                                   Life on which
                                                                                  Depreciation in
                                                   Year of                         Latest Income
                                                Construction/      Date            Statements is
     Description                                 Renovation      Acquired          Computed(a)(b)
     -----------                                    ----           ----            --------------
Brandywine Court Associates, L.P.
  Jacksonville, FL                                  1988         Nov. 1989         27.5 years
Art Apartments Associates
  Philadelphia, PA                                  1990         Mar. 1990         27.5 years
The Village at Carriage Hills, LTD
  Clinton, TN                                       1990         Mar. 1990         25-40 years
Mountainview Apartments, LTD,
  Newport, TN                                       1990         Mar. 1990         25-40 years
The Park Village, Limited
  Jackson, MS                                       1990         Mar. 1990         40 years
River Oaks Apartments, LTD
  Oneonta, AL                                       1990         Mar. 1990         25-40 years
Forrest Ridge Apartments, LTD
  Forrest City, AR                                  1990         Mar. 1990         25-40 years
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                       1990         Mar. 1990         15-27.5 years
Redemptorist L.P.
  New Orleans, LA                                   1990         Mar. 1990         27.5 years
Manhattan A Associates
  New York, NY                                      1990         Apr. 1990         27.5 years
Broadhurst Willows, L.P.
  New York, NY                                      1990         Apr. 1990         25 years
Weidler Associates Limited Partnership
  Portland, OR                                      1990         May 1990          15-27.5 years
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                      1990         June 1990         27.5 years
Lake Forest Estates II, LTD
  Livingston, AL                                    1990         June 1990         25-40 years
Las Camelias L.P.
  Rio Piedras, PR                                   1990         June 1990         27.5 years
WPL Associates XIIII
  Portland, OR                                      1990         July 1990         27.5 years
Broadway Townhouses L.P.
  Camden, NJ                                        1990         July 1990         27.5 years
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                      1990         Aug. 1990         27.5 years
Citrus Meadows Apartments, LTD
  Brandenton, FL                                    1990         July 1990         27.5 years
Sartain School Venture
  Philadelphia, PA                                  1990         Aug. 1990         15-40 years
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL                                1989         Sept. 1990        27.5 years
Holly Hill, LTD
  Greenville, TN                                    1990         Oct. 1990         25-40 years
Mayfair Apartments LTD
  Morristown, TN                                    1990         Oct. 1990         25-40 years
Foxcroft Apartments
  LTD. Troy, AL                                     1990         Oct. 1990         25-40 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997

                                                                           Initial Cost
                                                                          to Partnership                 Cost
                                                                  ------------------------------      Capitalized
                                                  Carrying                           Buildings       Subsequent to
                                                  Amount of                             and           Acquisition:
     Description                                  Mortgages           Land          Improvements      Improvements
     -----------                                ------------      ------------      ------------      ------------
Canterbury Apartments, LTD
  Indianola, MS                                    1,433,550            33,000         1,738,871            56,072
Cutler Canal III Associates, LTD
  Miami, FL                                        7,890,584         1,269,265                 0        11,933,201
Jefferson Place L.P.
  Olathe, KS                                      12,800,000           531,063        13,477,553            44,416
Callaway Village, LTD
  Clinton, TN                                      1,407,599            66,000         1,613,920           102,054
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                       2,882,728           303,837                 0         4,785,670
West 132nd Development Partnership
  New York, NY                                     1,758,392                 0                 0         2,774,352
Site H Development Co.
  Brookyn, NY                                        770,861                 0         1,346,000            44,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                 6,209,514           752,000           693,995         6,279,561
Diamond Phase II Venture
  Philadelphia, PA                                 1,888,883                 0                 0         3,989,774
Bookbindery Associates
  Philadelphia, PA                                 1,529,189                 0                 0         3,841,469
The Hamlet, LTD
  Boynton, FL                                      8,350,005         1,180,482                 0        13,324,425
Stop 22 Limited Partnership
  Santurce, PR                                     8,527,146                 0         4,025,481         6,856,316
Knob Hill Apartments, LTD
  Greenville, TN                                   1,480,586            75,085                 0         1,822,528
Conifer James Street Associates
  Syracuse, NY                                     2,510,607            57,034                 0         4,433,443
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                  4,132,936                 0         7,739,692           194,108
                                                ------------      ------------      ------------      ------------
                                                $200,800,132      $ 12,730,274      $183,175,038      $107,890,808
                                                ============      ============      ============      ============

                                                            Gross Amount at which
                                                          Carried At Close of Period
                                                ------------------------------------------------
                                                                  Buildings
                                                                      and                             Accumulated
     Description                                    Land          Improvements          Total         Depreciation
     -----------                                ------------      ------------      ------------      ------------
Canterbury Apartments, LTD
  Indianola, MS                                       37,106         1,790,837         1,827,943           329,274
Cutler Canal III Associates, LTD
  Miami, FL                                        1,273,507        11,928,959        13,202,466         1,421,132
Jefferson Place L.P.
  Olathe, KS                                         535,169        13,517,863        14,053,032         4,024,075
Callaway Village, LTD
  Clinton, TN                                         70,106         1,711,868         1,781,974           304,376
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                         307,943         4,781,564         5,089,507           631,185
West 132nd Development Partnership
  New York, NY                                        13,106         2,761,246         2,774,352           411,617
Site H Development Co.
  Brookyn, NY                                          4,106         1,386,310         1,390,416           351,896
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                   759,229         6,966,327         7,725,556         1,125,528
Diamond Phase II Venture
  Philadelphia, PA                                    22,081         3,967,693         3,989,774           530,193
Bookbindery Associates
  Philadelphia, PA                                    29,105         3,812,364         3,841,469           515,513
The Hamlet, LTD
  Boynton, FL                                      1,184,587        13,320,320        14,504,907         2,598,685
Stop 22 Limited Partnership
  Santurce, PR                                       216,918        10,664,879        10,881,797         2,151,799
Knob Hill Apartments, LTD
  Greenville, TN                                      79,190         1,818,423         1,897,613           300,034
Conifer James Street Associates
  Syracuse, NY                                        61,139         4,429,338         4,490,477           958,673
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                        204         7,933,596         7,933,800         1,204,828
                                                ------------      ------------      ------------      ------------
                                                $ 12,894,634      $290,901,486      $303,796,120      $ 63,453,107
                                                ============      ============      ============      ============


                                                                                   Life on which
                                                                                  Depreciation in
                                                   Year of                         Latest Income
                                                Construction/      Date            Statements is
     Description                                 Renovation      Acquired          Computed(a)(b)
     -----------                                    ----           ----            --------------
Canterbury Apartments, LTD
  Indianola, MS                                     1990         Oct. 1990         25-40 years
Cutler Canal III Associates, LTD
  Miami, FL                                         1990         Oct. 1990         40 years
Jefferson Place L.P.
  Olathe, KS                                        1990         Oct. 1990         19 years
Callaway Village, LTD
  Clinton, TN                                       1990         Nov. 1990         25-40 years
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                        1990         Dec. 1990         27.5-40 years
West 132nd Development Partnership
  New York, NY                                      1990         Dec. 1990         40 years
Site H Development Co.
  Brookyn, NY                                       1990         Dec. 1990         27.5 years
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                  1990         Dec. 1990         35 years
Diamond Phase II Venture
  Philadelphia, PA                                  1990         Dec. 1990         40 years
Bookbindery Associates
  Philadelphia, PA                                  1990         Dec. 1990         40 years
The Hamlet, LTD
  Boynton, FL                                       1990         Dec. 1990         27.5 years
Stop 22 Limited Partnership
  Santurce, PR                                      1990         Dec. 1990         27.5-31.5 years
Knob Hill Apartments, LTD
  Greenville, TN                                    1990         Dec. 1990         40 years
Conifer James Street Associates
  Syracuse, NY                                      1990         Dec. 1990         15-27.5 years
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                   1991         Mar. 1991         40 years

(a) Personal property is depreciated primarily by the straight line method over the estimated useful life ranging from 5 to 10 years

(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful life determined by the Partnership date of acquisition.

                                       Cost of Property and Equipment                  Accumulated Depreciation
                                 ------------------------------------------   ------------------------------------------
                                                                   Year Ended March 31,
                                 ---------------------------------------------------------------------------------------
                                     1997           1996           1995           1997           1996           1995
                                 ------------   ------------   ------------   ------------   ------------   ------------
Balance at beginning of period   $332,529,029   $331,283,225   $330,297,974   $ 61,814,023   $ 49,956,736   $ 38,402,455
Additions during period:
  Improvements                        819,881      1,290,504      1,003,244
  Depreciation expense                      0              0              0     11,108,603     11,885,729     11,565,888
Deductions during period:
  Provision for impairment         29,552,315              0              0      9,469,214              0              0
  Dispositions                            475         44,700         17,993            305         28,442         11,607
                                 ------------   ------------   ------------   ------------   ------------   ------------
Balance at close of period       $303,796,120   $332,529,029   $331,283,225   $ 63,453,107   $ 61,814,023   $ 49,956,736
                                 ============   ============   ============   ============   ============   ============

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