Form 10-Q
period 1997-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 1997-08-14
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-24656



                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)



           Delaware                                             13-3491408
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                                 10022
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No ___

                         PART I - Financial Information


Item 1. Financial Statements


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                =============     =============
                                                   June 30,         March 31,
                                                    1997              1997
                                                -------------     -------------


ASSETS
Property and equipment at cost,
   net of accumulated depreciation
   of $66,248,659 and $63,453,107,
   respectively                                 $ 237,684,752     $ 240,343,013
Cash and cash equivalents                           5,702,769         6,518,662
Cash held in escrow                                16,304,334        15,777,598
Deferred costs, net of accumulated
   amortization of $2,022,453
   and $1,931,076, respectively                     3,386,907         3,478,284
Other assets                                        2,914,453         2,753,083
                                                -------------     -------------

   Total assets                                 $ 265,993,215     $ 268,870,640
                                                =============     =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

   Mortgage notes payable                       $ 200,440,978     $ 200,800,132
   Due to debt guarantor                           24,401,957        23,814,448
   Accounts payable and other
    liabilities                                    22,328,921        20,885,235
   Due to local general partners and
    affiliates                                     10,581,693        10,941,243
   Due to general partners and
    affiliates                                      2,463,865         2,305,530
                                                -------------     -------------

   Total liabilities                              260,217,414       258,746,588
                                                -------------     -------------

Minority interest                                   1,863,257         2,257,054
                                                -------------     -------------

Commitments and contingencies (Note 3)

Partners' capital:

   Limited partners (139,101.5) BACs
    issued and outstanding                          5,108,876         9,023,785
   General Partners                                (1,196,332)       (1,156,787)
                                                -------------     -------------

   Total partners' capital                          3,912,544         7,866,998
                                                -------------     -------------

Total liabilities and partners' capital         $ 265,993,215     $ 268,870,640
                                                =============     =============



See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                ===============================
                                                       Three Months Ended
                                                           June 30,
                                                -------------------------------
                                                    1997               1996*
                                                ------------       ------------

Revenues

   Rentals income                               $  7,963,752       $  7,729,452
   Other                                             474,395            490,966
                                                ------------       ------------

                                                   8,438,147          8,220,418
                                                ------------       ------------
Expenses

   General and administrative                      1,711,710          1,516,007
   General and administrative-
      related parties (Note 2)                     1,013,315            670,680
   Operating                                         949,899          1,014,795
   Repairs and maintenance                         1,035,197            912,769
   Real estate taxes                                 510,172            496,096
   Insurance                                         380,023            368,473
   Interest                                        3,939,459          4,013,265
   Depreciation and amortization                   2,886,929          2,816,225
                                                ------------       ------------

                                                  12,426,704         11,808,310
                                                ------------       ------------

Minority interest in loss
   of subsidiaries                                    34,103             36,985
                                                ------------       ------------


Net loss                                        $ (3,954,454)      $ (3,550,907)
                                                ============       ============

Net loss per BAC                                $     (28.14)      $     (25.26)
                                                ============       ============


*Reclassified for comparative purposes

See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                ===============================================
                                                    Limited           General
                                   Total            Partners          Partners
                                -----------------------------------------------

Partners' capital -
 April 1, 1997                  $ 7,866,998       $ 9,023,785       $(1,156,787)

Net loss                         (3,954,454)       (3,914,909)          (39,545)
                                -----------       -----------       -----------

Partners' capital -
 June 30, 1997                  $ 3,912,544       $ 5,108,876       $(1,196,332)
                                ===========       ===========       ===========


See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                   ============================
                                                       Three Months Ended
                                                             June 30,
                                                       1997             1996
                                                   -----------      -----------

Cash flows from operating activities:

   Net loss                                        $(3,954,454)     $(3,550,907)

   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

   Depreciation and amortization                     2,886,929        2,816,225
   Minority interest in loss of
    subsidiaries                                       (34,103)         (36,985)
   Increase in accounts payable and
    other liabilities                                1,443,686        1,557,155
   Increase in cash held in escrow                    (526,736)        (416,504)
   Increase in other assets                           (161,370)        (100,263)
   Increase in due to general partners
    and affiliates                                     158,335          182,591
   Increase in due to local general
    partners and affiliates                            202,061          169,665
   Decrease in due to local general
    partners and affiliates                           (561,611)        (766,459)
   Increase in due to debt guarantor                   587,509          895,845
                                                   -----------      -----------

   Net cash provided by operating
    activities                                          40,246          750,363
                                                   -----------      -----------

Cash flows from investing activities:

   Improvements to property and
    equipment                                         (137,291)         (83,423)
                                                   -----------      -----------

   Net cash used in
    investing activities                              (137,291)         (83,423)
                                                   -----------      -----------


See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                                   ============================
                                                       Three Months Ended
                                                             June 30,
                                                       1997             1996
                                                   -----------      -----------


Cash flows from financing activities:

   Principal payments of mortgage
    notes payable                                     (359,154)        (421,788)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest                 (359,694)        (156,554)
                                                   -----------      -----------

   Net cash used in financing activities              (718,848)        (578,342)
                                                   -----------      -----------
Net increase (decrease) in cash
    and cash equivalents                              (815,893)          88,598

Cash and cash equivalents at
   beginning of period                               6,518,662        8,420,959
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                   $ 5,702,769      $ 8,509,557
                                                   ===========      ===========


See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships" or "Local Partnerships") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $66,000 and $64,000 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partner-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General (continued)

ship as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996, respectively. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:
                                                          Three Months Ended
                                                                June 30,
                                                     ---------------------------
                                                         1997             1996
                                                     ---------------------------
Partnership management fees (a)                      $  358,500       $  187,500
Expense reimbursement (b)                               125,280           49,047
Property management fees (c)                            501,535          409,133
Local administrative fee (d)                             28,000           25,000
                                                     ----------       ----------

                                                     $1,013,315       $  670,680
                                                     ==========       ==========


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 2 - Related Party Transactions (continued)

equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,774,000 were accrued and unpaid at both June 30, 1997 and March 31, 1997.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) The subsidiary partnerships incurred property management fees amounting to $582,480 and $506,874 for the three months ended June 30, 1997 and 1996, respectively, of which $501,535 and $409,133, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $38,975 and $18,938 for the three months ended June 30, 1997 and 1996, respectively, which were also incurred to affiliates of the Related General Partner.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

     The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 1997 (see Note 4 for a discussion of the resolution of the contingency regarding Williamsburg Residential II, L.P.).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 3 - Commitments and Contingencies (continued)

West 132nd Development Partnership

West 132nd Development Partnership ("West 132nd") has received notification of default on its mortgages due to its arrears on the mortgage debt and related escrow accounts. As of March 31, 1997, West 132nd owed approximately $48,000 toward its prior monthly installments, inclusive of principal, interest and escrows. However, as of August 1, 1997, these payments have been made and the mortgages are current.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 4 - Subsequent Event

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

The new general partner, which is an affiliate of the Related General Partner, has been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. Williamsburg II entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg II 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement ran through July 25, 1997 at which time the loan was modified. The general framework of the loan modification agreement calls for: 1. Williamsburg II to deposit an amount equal to $110,000 into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation was used and FNMA will not exercise further remedies relating to the default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The  Partnership's  primary source of funds include (i) working capital reserves
in  the  original   amount  of  3.5%  of  gross  equity  raised  and  (ii)  cash distributions from the operations of the Local Partnerships.

As of June 30, 1997 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,313,000 of the purchase price remains to be paid (which includes approximately $1,072,000 held in escrow). During the three months ended June 30, 1997, approximately $48,000 was paid to the Local Partnerships, none of which was released from escrow.

During the three months ended June 30, 1997, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased by approximately $816,000. This decrease was attributable to improvements to property and equipment (137,000), mortgage principal payments ($359,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($360,000) which exceeded cash provided by operating activities ($40,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount $2,887,000 and an increase in due to debt guarantor of $588,000.

The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $2,141,000 and $2,548,000 remained unused at June 30, 1997 and March 31, 1997, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph will be used to meet the future operating expenses of the Partnership. During the three months ended June 30, 1997 and 1996, the amounts received from operations of the Local Partnerships approximated $155,000 and $62,000, respectively.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the

Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three months ended June 30, 1997 and 1996 consists primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three months ended June 30, 1997 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to rental rate increases.

Total expenses, excluding general and administrative, general and administrative-related parties and repairs and maintenance expenses remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 1997 as compared to the corresponding period in 1996.

General and administrative increased approximately $196,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in legal expenses and an adjustment in 1996 for the overpayment of legal fees in 1995 at one Local Partnership.

General and administrative-related parties increased approximately $343,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees and expense reimbursements payable to the General Partners and an increase in property management fees resulting from an increase in an incentive management fee at one Local Partnership and the change at two other Local Partnerships from an unaffiliated property manager to one which is an affiliate.

Repairs and maintenance increased approximately $122,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to increases at four Local Partnerships. There was an increase at one Local Partnership due to the painting of the exterior of the buildings. The increase at the second Local Partnership was due to the painting of apartments as a result of tenant turnover and an underaccrual of a parking maintenance contract in 1996. There was an increase at a third Local Partnership was due to roof repairs caused by rain damage, painting of apartments and repairs to stoves and refrigerators. The increase at the fourth Local Partnership was due to painting of apartments as a result of tenant turnover, landscape improvements and repairs to the building.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                         By:  RELATED CREDIT PROPERTIES III L.P.,
                              a General Partner

                         By:  RELATED CREDIT PROPERTIES III INC.,
                              General Partner

Date: August 13, 1997

                              By:  /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   Senior Vice President
                                   (principal financial officer)

Date: August 13, 1997

                              By:  /s/ Richard A. Palermo
                                   ----------------------
                                   Richard A. Palermo,
                                   Treasurer
                                   (principal accounting officer)


                         By:  LIBERTY G.P. III INC.,
                              a General Partner

Date: August 13, 1997

                              By:  /s/ Paul L. Abbott
                                   ------------------
                                   Paul L. Abbott,
                                   Chairman of the Board, President,
                                   Chief Executive Officer,
                                   Chief Financial Officer and Director