Form 10-Q
period 1997-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 1997-11-14
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  -     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                            OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              Commission File Number 0-24656

             LIBERTY TAX CREDIT PLUS III L.P.
  (Exact name of registrant as specified in its charter)

           Delaware                         13-3491408
           --------                         ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------               -----
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
                       (Unaudited)

                                                 ==============   ==============
                                                  September 30,      March 31,
                                                       1997             1997
                                                 --------------   --------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $68,977,441 and $63,453,107,
  respectively ...............................   $ 234,967,583    $ 240,343,013
Cash and cash equivalents ....................       5,338,300        6,518,662
Cash held in escrow ..........................      16,509,607       15,777,598
Deferred costs, net of accumulated
  amortization of $2,111,664
  and $1,931,076, respectively ...............       3,297,696        3,478,284
Other assets .................................       3,068,163        2,753,083
                                                 -------------    -------------
  Total assets ...............................   $ 263,181,349    $ 268,870,640
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable .....................   $ 199,820,202    $ 200,800,132
  Due to debt guarantor ......................      25,768,155       23,814,448
  Accounts payable and other
   liabilities ...............................      22,294,401       20,885,235
  Due to local general partners and
   affiliates ................................      10,572,404       10,941,243
  Due to general partners and
   affiliates ................................       2,727,492        2,305,530
                                                 -------------    -------------
  Total liabilities ..........................     261,182,654      258,746,588
                                                 -------------    -------------
Minority interest ............................       1,698,489        2,257,054
                                                 -------------    -------------

Commitments and contingencies (Note 4)
Partners' capital:
  Limited partners (139,101.5 BACs
   issued and outstanding) ...................       1,532,661        9,023,785
  General Partners ...........................      (1,232,455)      (1,156,787)
                                                 -------------    -------------
  Total partners' capital ....................         300,206        7,866,998
                                                 -------------    -------------
Total liabilities and partners'
  capital ....................................   $ 263,181,349    $ 268,870,640
                                                 =============    =============

            See Accompanying Notes to Consolidated Statements

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

          Consolidated Statements of Operations
                       (Unaudited)

                       ==================         ================
                       Three Months Ended         Six Months Ended
                          September 30,             September 30,
                       ------------------         ----------------
                       1997         1996*        1997          1996*
                       ----         -----        ----          ----
Revenues

  Rental income     $8,013,871  $ 7,763,682   $15,977,623  $ 15,493,134
  Other                591,210      637,100     1,065,605     1,128,066
                   -----------  -----------   -----------  ------------
                     8,605,081    8,400,782    17,043,228    16,621,200
                   -----------  -----------   -----------  ------------

Expenses
  General and
   administrative    1,695,858    1,665,515     3,407,568    3,181,522
  General and
   administrative-
   related parties
   (Note 2)            869,443      677,153     1,882,758    1,347,833
  Operating            818,346      845,592     1,768,245    1,860,387
  Repairs and
   maintenance       1,166,927    1,095,222     2,202,124    2,007,991
  Real estate taxes    491,274      497,365     1,001,446      993,461
  Insurance            382,947      362,186       762,970      730,659
  Interest           4,013,072    3,903,306     7,952,531    7,916,571
  Depreciation and
   amortization      2,817,993    3,149,866     5,704,922    5,966,091
                   -----------  -----------   -----------  -----------
                    12,255,860   12,196,205    24,682,564   24,004,515
                   -----------  -----------   -----------  -----------
Minority interest
  in loss of
  subsidiaries          38,441       40,631        72,544       77,616
                   -----------  -----------   -----------  -----------
Net loss           $(3,612,338) $(3,754,792)  $(7,566,792) $(7,305,699)
                   ===========  ===========   ===========  ===========

Net loss
  per BAC          $    (25.71) $   (26.72)   $   (53.85)  $    (52.00)
                   ===========  ===========   ===========  ===========








*Reclassified for comparative purposes
 See Accompanying Notes to Consolidated Financial Statements

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

  Consolidated Statement of Changes in Partners' Capital
                       (Unaudited)

                      ======================================
                                       Limited      General
                           Total       Partners     Partners
                      --------------------------------------

Partners' capital-
 April 1, 1997        $ 7,866,998   $ 9,023,785  $(1,156,787)

Net loss               (7,566,792)   (7,491,124)     (75,668)
                       ----------    ----------  -----------

Partners' capital-
 September 30, 1997   $   300,206   $ 1,532,661  $(1,232,455)
                       ==========    ==========   ==========


 See Accompanying Notes to Consolidated Financial Statements

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

          Consolidated Statements of Cash Flows
     Increase (Decrease) in Cash and Cash Equivalents

                       (Unaudited)

                                                  ====================
                                                     Six Months Ended
                                                       September 30,
                                                  --------------------
                                                   1997          1996
                                                  --------------------
Cash flows from operating activities:

  Net loss .................................   $(7,566,792)   $(7,305,699)

  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:

  Depreciation and amortization ............     5,704,922      5,966,091
  Minority interest in loss of
   subsidiaries ............................       (72,544)       (77,616)
  Increase in accounts payable and
   other liabilities .......................     1,409,166      1,462,660
  Increase in cash held in escrow ..........      (796,428)      (111,570)
  Increase in other assets .................      (315,080)      (130,433)
  Increase in due to general partners
   and affiliates ..........................       421,962        356,418
  Increase in due to local general
   partners and affiliates .................       102,360        243,051
  Decrease in due to local general
   partners and affiliates .................      (471,199)      (816,465)
  Increase in due to debt guarantor              1,953,707      1,386,032
                                               -----------    -----------
  Net cash provided by operating
   activities ..............................       370,074        972,469
                                               -----------    -----------
Cash flows from investing activities:

  Improvements to property and
   equipment ...............................      (148,904)      (436,943)
  Decrease in cash held in escrow ..........        64,419        628,000
                                               -----------    -----------
  Net cash (used in) provided by
   investing activities ....................       (84,485)       191,057
                                               -----------    -----------

 See Accompanying Notes to Consolidated Financial Statements

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

          Consolidated Statements of Cash Flows
     Increase (Decrease) in Cash and Cash Equivalents
                       (continued)
                       (Unaudited)

                                                   ===================
                                                    Six Months Ended
                                                      September 30,
                                                   -------------------
                                                   1997           1996
                                                   -------------------
Cash flows from financing activities:

  Principal payments of mortgage
   notes payable ..........................      (979,930)      (774,248)
  Increase in deferred costs ..............             0        (43,990)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest ......      (486,021)      (217,634)
                                              -----------    -----------

  Net cash used in financing activities        (1,465,951)    (1,035,872)
                                              -----------    -----------

Net increase (decrease) in cash
   and cash equivalents ...................    (1,180,362)       127,654

Cash and cash equivalents at
  beginning of period .....................     6,518,662      8,420,959
                                              -----------    -----------

Cash and cash equivalents at
  end of period ...........................   $ 5,338,300    $ 8,548,613
                                              -----------    -----------


 See Accompanying Notes to Consolidated Financial Statements

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

        Notes to Consolidated Financial Statements
                    September 30, 1997

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $60,000 and $66,000 and $126,000 and $130,000 for the three and six months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

        Notes to Consolidated Financial Statements
                    September 30, 1997
                       (Unaudited)

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

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

             LIBERTY TAX CREDIT PLUS III L.P.
                     AND SUBSIDIARIES

        Notes to Consolidated Financial Statements
                    September 30, 1997
                       (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                   ===================     ======================
                   Three Months Ended         Six Months Ended
                       September 30,            September 30,
                   -------------------     ----------------------
                     1997       1996*        1997         1996*
                   -------------------     ----------------------
Partnership
  management
  fees (a)         $358,500   $187,500    $  717,000   $  375,000
Expense
  reimburse-
  ment (b)           51,353     23,077       176,633       72,124
Property
  management
  fees (c)          431,590    441,576       933,125      850,709
Local adminis-
  trative fee (d)    28,000     25,000        56,000       50,000
                  ---------  ---------    ----------   ----------
                   $869,443   $677,153    $1,882,758   $1,347,833
                  =========  =========    ==========   ==========

*Reclassified for comparative purposes

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,133,000 and $1,774,000 were accrued and unpaid at September 30, 1997 and March 31, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the

                       LIBERTY TAX CREDIT PLUS III L.P.
                              AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                             September 30, 1997
                                (Unaudited)

General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) The subsidiary partnerships incurred property management fees amounting to $515,084 and $540,735, and $1,097,564 and $1,047,609 for the three and six months ended September 30, 1997 and 1996, respectively, of which $431,590 and $441,576, and $933,125 and $850,709 for the three and six months ended September 30, 1997 and 1996, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $40,224 and $19,260, and $79,199 and $38,198 for the three and six months ended September 30, 1997 and 1996, respectively, which were also incurred to affiliates of the Related General Partner.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

Williamsburg Residential II, L.P.
---------------------------------

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

The new general partner, which is an affiliate of the Related General Partner, had been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. Wil-

                       LIBERTY TAX CREDIT PLUS III L.P.
                              AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                             September 30, 1997
                                (Unaudited)

liamsburg II entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg II 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement ran through July 25, 1997 at which time the loan was modified. The general framework of the loan modification agreement calls for: 1. Williamsburg II to deposit an amount equal to $110,000 into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation was used and FNMA will not exercise further remedies relating to the default.

Note 4 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 1997 (see Note 3 for a discussion of the resolution of the contingency regarding Williamsburg Residential II, L.P.).

West 132nd Development Partnership

West 132nd Development Partnership ("West 132nd") has received notification of default on its mortgages due to its arrears on the mortgage debt and related escrow accounts. As of March 31, 1997, West 132nd owed approximately $48,000 toward its prior monthly installments, inclusive of principal, interest and escrows. However, as of November 1, 1997, these payments have been made and the mortgages are current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the Local Partnerships.

As of September 30, 1997 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,434,000 of the purchase price remains to be paid (which includes approximately $1,145,000 held in escrow). During the six months ended September 30, 1997, approximately $64,000 was paid to the Local Partnerships, all of which was released from escrow.

During the six months ended September 30, 1997, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased by approximately $1,180,000. This decrease was attributable to improvements to property and equipment ($149,000), principal payments of mortgage notes payable ($980,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($486,000) which exceeded cash provided by operating activities ($370,000) and a decrease in cash held in escrow from investing activities ($64,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,705,000) and an increase in due to debt guarantor of ($1,954,000).

The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $1,855,000 and $2,548,000 remained unused at September 30, 1997 and March 31, 1997, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the six months ended September 30, 1997 and 1996, the amounts received from operations of the Local Partnerships approximated $202,000 and $91,000, respectively.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 1997 and 1996 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and six months ended September 30, 1997 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for both the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Total expenses, excluding general and administrative-related parties and depreciation and amortization, remained fairly consistent with increases of approximately 2% for both the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996.

General and administrative-related parties increased approximately $208,000 and $550,000 for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees and expense reimbursements payable to the General Partners, the change at two Local Partnerships from an unaffiliated property manager to one which is an affiliate and an increase in property management fees resulting from an increase in an incentive management fee at another Local Partnership.

Depreciation and amortization decreased approximately $332,000 and $261,000 for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to a decrease in depreciation expense in 1997 resulting from a provision for impairment of assets which was recorded in the fourth quarter of 1996 at one Local Partnership.

                PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

     Paul L. Abbott ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Liberty GP III Inc., effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Liberty GP III Inc.

     Affiliates of Related Credit Properties III L.P. and Liberty GP III Inc., general partners of the Partnership, have entered into a Purchase Agreement pursuant to which Liberty GP III Inc. agreed to sell and an affiliate of Related Credit Properties III L.P. agreed to purchase 100% of the stock of Liberty GP III Inc. (the "Transfer"). Pursuant to the Partnership Agreement, the consent of Limited Partners is not required to approve the Transfer. The Partnership, Related Credit Properties III L.P. and Liberty GP III Inc. intend to consummate the Transfer no later than December 31, 1997. There can be no assurance, however, when or if the Transfer will be consummated.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           27 Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             LIBERTY TAX CREDIT PLUS III L.P.
             --------------------------------

                       (Registrant)

               By: RELATED CREDIT PROPERTIES III L.P.,
                   a General Partner

               By: RELATED CREDIT PROPERTIES III INC.,
                   General Partner

Date:  November 13, 1997

                   By:  /s/ Alan P. Hirmes
                        ------------------
                        Alan P. Hirmes,
                        Senior Vice President
                        (principal financial officer)

Date: November 13, 1997

                   By:  /s/ Richard A. Palermo
                        ----------------------
                        Richard A. Palermo,
                        Treasurer
                        (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  November 13, 1997

                   By:  /s/ Doreen D. Odell
                        -------------------
                        Doreen D. Odell
                        President,
                        Chief Executive Officer and
                        Chief Financial Officer