Form 10-Q
period 1997-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 1998-02-06
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

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
                                   (Unaudited)

                                                ============      ============
                                                 December 31,        March 31,
                                                     1997             1997
                                                ------------      ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $71,764,548 and $63,453,107,
  respectively                                  $232,410,628      $240,343,013
Cash and cash equivalents                          4,363,966         6,518,662
Cash held in escrow                               16,855,775        15,777,598
Deferred costs, net of accumulated
  amortization of $2,202,150
  and $1,931,076, respectively                     3,207,210         3,478,284
Other assets                                       3,356,137         2,753,083
                                                ------------      ------------
  Total assets                                  $260,193,716      $268,870,640
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                        $199,028,546      $200,800,132
  Due to debt guarantor                           26,396,170        23,814,448
  Accounts payable and other
   liabilities                                    19,798,171        20,885,235
  Due to local general partners and
   affiliates                                     14,033,290        10,941,243
  Due to general partners and
   affiliates                                      1,953,589         2,305,530
                                               -------------      ------------
  Total liabilities                              261,209,766       258,746,588
                                               -------------      ------------

Minority interest                                  1,654,161         2,257,054
                                               -------------      ------------

Commitments and contingencies (Note 4)

Partners' capital:
  Limited partners (139,101.5 BACs
   issued and outstanding)                        (1,408,052)        9,023,785
  General Partners                                (1,262,159)       (1,156,787)
                                                ------------      ------------
  Total partners' capital                         (2,670,211)        7,866,998
                                                ------------      ------------
Total liabilities and partners'
  capital                                       $260,193,716      $268,870,640
                                                ============      ============

          See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ==========================     ===========================
                         Three Months Ended               Nine Months Ended
                             December 31,                     December 31,
                      --------------------------     ---------------------------
                          1997           1996             1997          1996*
                      --------------------------     ---------------------------
REVENUES
Rental income         $ 7,943,507    $ 7,922,093      $23,921,130    $23,415,227
Other                     478,814        460,421        1,544,419      1,588,487
                      -----------    -----------     ------------   ------------
                        8,422,321      8,382,514       25,465,549     25,003,714
                      -----------    -----------     ------------   ------------
EXPENSES
General and
  administrative        1,695,213      1,774,768        5,102,781      4,965,951
General and
  administra-
  tive-related
  parties (Note 2)        820,084        669,768        2,702,842      2,007,940
Operating                 811,718        914,939        2,579,963      2,775,326
Repairs and
  maintenance           1,208,060      1,103,634        3,410,184      3,111,625
Real estate taxes         499,836        498,915        1,501,282      1,492,376
Insurance                 377,697        409,857        1,140,667      1,140,516
Interest                4,000,061      3,973,944       11,952,592     11,890,515
Depreciation and
  amortization          2,877,593      2,985,067        8,582,515      8,951,158
                      -----------    -----------     ------------   ------------
Total Expenses         12,290,262     12,330,892       36,972,826     36,335,407
                      -----------    -----------     ------------   ------------
Loss before
  minority
  interest and
  extraordinary
  item                 (3,867,941)    (3,948,378)     (11,507,277)   (11,331,693)
Minority interest
  in losses of
  subsidiary
  partnerships             34,842         36,072          107,386        113,688
                      -----------    -----------     ------------   ------------
Loss before
  extraordinary
  item                 (3,833,099)    (3,912,306)     (11,399,891)   (11,218,005)
Extraordinary
  item -
  forgiveness of
  indebtedness
  (Note 3)                862,682              0          862,682              0
                      -----------    -----------     ------------   ------------
Net Loss              $(2,970,417)   $(3,912,306)    $(10,537,209)  $(11,218,005)
                      ===========    ===========     ============   ============


*Reclassified for comparative purposes


          See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (continued)
                                   (Unaudited)

                      ==========================================================
                         Three Months Ended               Nine Months Ended
                             December 31,                     December 31,
                      --------------------------     ---------------------------
                          1997           1996             1997          1996*
                      --------------------------     ---------------------------
Loss before
  extra-ordinary
  item - limited
  partners            $(3,794,768)   $(3,873,183)    $(11,285,892)  $(11,105,825)

Extraordinary
  item-limited
  partners                854,055              0          854,055              0
                      -----------    -----------     ------------   ------------
Net loss -
  limited partners    $(2,940,713)   $(3,873,183)    $(10,431,837)  $(11,105,825)
                      ===========    ===========     ============   ============
Number of BACs
  outstanding           139,101.5      139,101.5        139,101.5     139,101.5
                      ===========    ===========     ============   ============
Per BAC:
Loss before
  extraordinary
  item               $     (27.28)    $   (27.84)      $   (81.13)    $   (79.84)

Extraordinary
  item                       6.14           0.00             6.14           0.00
                      -----------    -----------     ------------   ------------
Net loss              $    (21.14)    $   (27.84)      $   (74.99)    $   (79.84)
                      ===========    ===========     ============   ============


*Reclassified for comparative purposes

          See Accompanying Notes to Consolidated Financial Statements
                                      -4-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                             =================================================
                                                   Limited           General
                               Total               Partners          Partners
                             -------------------------------------------------

Partners' capital -
 April 1, 1997               $ 7,866,998         $ 9,023,785       $(1,156,787)

Net loss                     (10,537,209)        (10,431,837)         (105,372)
                             -----------         -----------       -----------

Partners' capital -
 December 31, 1997           $(2,670,211)        $(1,408,052)      $(1,262,159)
                              ==========          ==========        ==========

          See Accompanying Notes to Consolidated Financial Statements
                                      -5-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                ================================
                                                       Nine Months Ended
                                                          December 31,
                                                --------------------------------
                                                     1997               1996
                                                --------------------------------
Cash flows from operating activities:

  Net loss                                      $(10,537,209)     $(11,218,005)

  Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:

  Extraordinary item - forgiveness of
   indebtedness                                     (862,682)                0
  Depreciation and amortization                    8,582,515         8,951,158
  Minority interest in loss of
   subsidiaries                                     (107,386)         (113,688)
  Increase  in accounts
   payable and other liabilities                   2,675,618         2,310,644
  (Increase) decrease in cash held
   in escrow                                      (1,142,596)           22,489
  Increase in other assets                          (603,054)         (534,440)
  (Decrease) increase in due to
   general partners  and affiliates                 (351,941)           25,163
  Increase in due to local
   general partners and affiliates                   149,038           260,390
  Decrease in due to local general
   partners and affiliates                          (556,991)         (895,764)
  Increase in due to debt guarantor                2,581,722         2,662,014
                                                   ---------         ---------

  Net cash (used in) provided by
   operating activities                             (172,966)        1,469,961
                                                   ---------         ---------

Cash flows from investing activities:

  Improvements to property and
   equipment                                        (379,056)         (574,660)
  Decrease in cash held in escrow                     64,419           628,000
                                                 -----------         ---------

  Net cash (used in) provided by
   investing activities                             (314,637)           53,340
                                                  ----------        ----------

          See Accompanying Notes to Consolidated Financial Statements
                                      -6-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                 =============================
                                                     Nine Months Ended
                                                          December 31,
                                                 -----------------------------
                                                     1997              1996
                                                 -----------------------------
Cash flows from financing activities:

  Principal payments of mortgage
   notes payable                                 (13,371,586)       (1,023,637)
  Borrowing on mortgage notes                     12,200,000                 0
  Increase in deferred costs                               0           (43,990)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                (495,507)         (213,585)
                                                 -----------        ----------

  Net cash used in
    financing activities                          (1,667,093)       (1,281,212)
                                                 -----------        ----------

Net increase (decrease)
   in cash and cash equivalents                   (2,154,696)          242,089

Cash and cash equivalents at
  beginning of period                              6,518,662         8,420,959
                                                 -----------        ----------

Cash and cash equivalents at
  end of period                                   $4,363,966        $8,663,048
                                                 ===========        ==========

Supplemental disclosure of
  non-cash activities:

  Increase in due to local general
   partners and affiliates                         3,500,000                 0

  Forgiveness of indebtedness (Note 3):

  Decrease in mortgage note
   payable                                          (600,000)                0
  Decrease in accounts payable
   and other liabilities                            (262,682)                0

          See Accompanying Notes to Consolidated Financial Statements
                                      -7-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $48,000 and $76,000 and $174,000 and $206,000 for the three and nine months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

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

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                         Three Months Ended               Nine Months Ended
                             December 31,                     December 31,
                      --------------------------     ---------------------------
                          1997           1996             1997          1996*
                      --------------------------     ---------------------------

Partnership
management fees (a)      $358,500        $187,500      $1,075,500     $  562,500
Expense
reimbursement (b)          48,000          69,068         224,633        141,192
Property
management fees (c)       385,584         388,200       1,318,709      1,229,248
Local
administrative
fee (d)                    28,000          25,000          84,000         75,000
                         --------        --------      ----------     ----------
                         $820,084        $669,768      $2,702,842     $2,007,940
                         ========        ========      ==========     ==========

*Reclassified for comparative purposes
                                      -9-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,374,000 and $1,774,000 were accrued and unpaid at December 31, 1997 and March 31, 1997, respectively.

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

(c) The subsidiary partnerships incurred property management fees amounting to $472,493 and $484,266, $1,570,057 and $1,522,214 for the three and nine months ended December 31, 1997 and 1996, respectively, of which $385,584 and $388,200, $1,318,709 and $1,229,248 for the three and nine months ended December 31, 1997 and 1996, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $40,577 and $18,307, $119,776 and $56,505 for the three and nine months ended December 31, 1997 and 1996, respectively, which were also incurred to affiliates of the Related General Partner.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

Jefferson Place, L.P.
---------------------

Jefferson Place, L.P. ("Jefferson Place") refinanced its existing indebtedness by borrowing $12,200,000 from the City of Olathe, Kansas, as of July 1, 1997. The loan bears interest at the rate of 8.5% per annum, and matures on July 1, 2023. A prior indebtedness of Jefferson Place, in the principal amount of $12,800,000 and on which approximately $3,700,000 in interest had been accrued but not paid, was repaid from proceeds of the new loan; a subordinated loan in the approximate amount of $3,500,000 remains outstanding, and approximately $863,000 of former mortgage debt and accrued but unpaid interest was forgiven. In connection with this refinancing, the Partnership granted the general partner of Jefferson Place the option to acquire the Partnership's interest in Jefferson Place on or after December 31, 2002, for a price equal to the sum of $10, plus the amount by which the fair market value of the Jefferson Place Project exceeds $12,800,000, provided that the purchase price shall not exceed the amount that the Partnership would have received under the Partnership Agreement of Jefferson Place if the refinancing had not occurred.

The status of the loan modification with respect to Williamsburg Residential II, L.P. has remained the same since the events reported in Form 10-Q dated September 30, 1997.

Note 4 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 1997 (see Note 3 for a discussion of the resolution of the contingency regarding Jefferson Place, L.P. and Williamsburg Residential II, L.P.).

West 132nd Development Partnership
----------------------------------

West 132nd Development Partnership ("West 132nd") has received notification of default on its mortgages due to its arrears on the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

mortgage debt and related escrow accounts. As of March 31, 1997, West 132nd owed approximately $48,000 toward its prior monthly installments, inclusive of principal, interest and escrows. However, as of February 1, 1998, these payments have been made and the mortgages are current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds include (i) working capital reserves in the original amount of 3.5% of gross equity raised and (ii) cash distributions from the operations of the Local Partnerships.

As of December 31, 1997 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,434,000 of the purchase price remains to be paid (which includes approximately $1,145,000 held in escrow). During the nine months ended December 31, 1997, approximately $64,000 was paid to the Local Partnerships, all of which was released from escrow.

During the nine months ended December 31, 1997, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased by approximately $2,155,000. This decrease was attributable to cash flow used in operations ($173,000), improvements to property and equipment ($379,000), principal payments of mortgage notes payable ($13,372,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($496,000) which exceeded borrowings on mortgage notes ($12,200,000) and a decrease in cash held in escrow from investing activities ($64,000). The gross amount of cash used in operating activities was increased by the payment of certain accrued and unpaid management fees to the General Partners. Included in the adjustments to reconcile the net loss to cash used in operating activities is forgiveness of indebtedness income ($863,000), depreciation and amortization ($8,583,000) and an increase in due to debt guarantor of ($2,582,000).

The Partnership has a working capital reserve in the original amount of 3.5% of gross equity raised of which approximately $288,000 and $2,548,000 remained unused at December 31, 1997 and March 31, 1997, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the nine months ended December 31, 1997 and 1996, the amounts received from operations of the Local Partnerships approximated $202,000 and $81,000, respectively.

Jefferson Place, L.P. ("Jefferson Place") refinanced its existing indebtedness by borrowing $12,200,000 from the City of Olathe,

Kansas, as of July 1, 1997. The loan bears interest at the rate of 8.5% per annum, and matures on July 1, 2023. A prior indebtedness of Jefferson Place, in the principal amount of $12,800,000 and on which approximately $3,700,000 in interest had been accrued but not paid, was repaid from proceeds of the new loan; a subordinated loan in the approximate amount of $3,500,000 remains outstanding, and approximately $863,000 of former mortgage debt and accrued but unpaid interest was forgiven. In connection with this refinancing, the Partnership granted the general partner of Jefferson Place the option to acquire the Partnership's interest in Jefferson Place on or after December 31, 2002, for a price equal to the sum of $10, plus the amount by which the fair market value of the Jefferson Place Project exceeds $12,800,000, provided that the purchase price shall not exceed the amount that the Partnership would have received under the Partnership Agreement of Jefferson Place if the refinancing had not occurred.

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

Results of Operations
---------------------

Results of operations for the three and nine months ended December 31, 1997 and 1996 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and nine months ended December 31, 1997 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased less than 1% and approximately 2% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Total expenses, excluding general and administrative-related parties and operating remained fairly consistent with a decrease of approximately 1% and an increase of less than 1% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996.

General and administrative-related parties increased approximately $150,000 and $695,000 for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners, the change at two Local Partnerships from an unaffiliated property manager to one which is an affiliate and an increase in property management fees resulting from an increase in an incentive management fee at another Local Partnership.

Operating decreased approximately $103,000 for the three months ended December 31, 1997 as compared to the corresponding period in 1996 primarily due to decreases in utilities at two Local Partnership.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On November 25, 1997, an affiliate of Related Credit Properties III, L.P. ("RCP") the general partner of the Partnership, purchased 100% of the stock of Liberty GP III, Inc. ("LGP") the other general partner of the Partnership (the "Transfer"). In addition to the Transfer, by acquiring the stock of LGP, an affiliate of RCP also acquired LGP's general partner interest in Liberty Associates IV L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to LGP the accrued asset management fees owed to LGP in the aggregate amount of $737,750. See Note - Related Party Transactions to the Financial Statements included in Part I of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               27    Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K - A report on Form 8-K dated November 25, 1997 was filed by the Partnership on December 5, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this form 10-Q.

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

Date:  February 4, 1998

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  February 4, 1998

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)


                     By:  LIBERTY GP III INC.,
                          a General Partner

Date:  February 4, 1998

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  February 4, 1998

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)