Form 10-K
period 1998-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 1998-06-26
CIK 843076

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-24656

                         LIBERTY TAX CREDIT PLUS III L.P.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Delaware                                     13-3491408
     ------------------------------                   -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     625 Madison Avenue, New York, New York                 10022
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Interests and Beneficial Assignment Certificates (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]      No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [X]

                        DOCUMENTS INCORPORATED BY REFERENCE
       None

Index to exhibits may be found on page 204

                                      PART I

Item 1.  Business.

General

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partner interest in Liberty Associates IV L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit") ("Rehabilitation Projects"; and together with the Apartment Complexes, the"Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the partnership interests in the Local Partnership. As of March 31, 1998, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in 62 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

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

The Partnership continues to meet its primary objective of generating Housing Tax Credits; approximately $19,632,000, $19,673,000, and $19,673,000, during the years ended March 31, 1998, 1997, and 1996, respectively.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

                            Local Partnership Schedule

                                                     % of Units Occupied at May 1,
Name and Location                                    -----------------------------
(Number of Units)                   Date Acquired    1998   1997  1996   1995 1994
-----------------                   -------------    ----   ----  ----   ---- ----

C.V. Bronx Associates, L.P./
  Gerald Gardens
  Bronx, NY  (121)                  June 1989         97     97     97    95     98
Michigan Rural Housing
  Limited Partnership
  Michigan  (192)(a)                September 1989    98     97     89    90     95
Jefferson Limited Partnership
  Schreveport, LA  (69)             December 1989    100     94     99    96    100
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI  (36)              October 1989      97     94    100   100     97
RBM Associates/Spring Garden
  Philadelphia, PA  (8)             December 1989    100    100    100   100    100
Glenbrook Associates
  Atglen, PA  (35)                  November 1989    100    100    100   100     98
Affordable Flatbush Associates
  Brooklyn, NY  (30)                December 1989    100     97    100    97    100
Barclay Village II, LTD.
  Chambersburg, PA  (87)            November 1989     95    100    100   100    100
1850 Second Avenue Associates, L.P.
  New York, NY  (48)                October 1989     100    100    100   100    100
R.P.P. Limited Dividend Housing/
  River Place
  Detroit, MI  (301)                November 1989     98     95     97    99     96
Williamsburg Residential II, L.P.
  Wichita, KS  (50)                 November 1989     76     74     92    96     99
West 104th Street Associates L.P.
  New York, NY  (56)                December 1989    100     98    100    98    100
Meredith Apartments, LTD.
  Salt Lake City, UT  (22)          August 1989      100    100    100   100     95
Ritz Apartments, LTD.
  Salt Lake City, UT  (30)          August 1989      100     93    100   100    100
Ashby Apartments, LTD.
  Salt Lake City, UT  (27)          August 1989       93     96     96   100    100
South Toledo Associates, LTD.
  Toledo, OH  (18)                  January 1990      94     94    100   100     94
Dunlap School Venture
  Philadelphia, PA  (35)            January 1990      97    100     92    98    100
Philipsburg Elderly Housing
  Associates
  Philipsburg, PA  (103)            February 1990     97     98     99    98    100
Franklin Elderly Housing
  Associates
  Franklin, PA  (89)                February 1990     99     99     99    99    100
Wade D. Mertz Elderly Housing
  Associates
  Sharpsville, PA  (103)            February 1990     98     98     99    99    100
Lancashire Towers Associates
  Limited Partnership

                            Local Partnership Schedule
                                   (continued)

                                                     % of Units Occupied at May 1,
Name and Location                                    -----------------------------
(Number of Units)                   Date Acquired    1998   1997  1996   1995 1994
-----------------                   -------------    ----   ----  ----   ---- ----

  Cleveland, OH  (240)              February 1990    100     98    100   100    100
Northwood Associates Limited
  Partnership
  Toledo, OH  (176)                 February 1990     95     96     97    92     95
Brewery Renaissance Associates
  Middletown, NY  (53)              February 1990     94     98     98    98     98
Brandywine Court Associates, L.P.
  Jacksonville, FL  (52)            November 1989     94     98     94    90     96
Art Apartments Associates
  Philadelphia, PA  (30)            March 1990       100     97     83    94     97
The Village at Carriage Hills, LTD.
  Clinton, TN  (48)                 March 1990       100    100    100   100    100
Mountainview Apartments, LTD.
  Newport, TN  (34)                 March 1990       100    100    100   100    100
The Park Village, Limited
  Jackson, MS  (24)                 March 1990       100    100    100   100    100
River Oaks Apartments, LTD.
  Oneonta, AL  (35)                 March 1990        94    100    100   100    100
Forrest Ridge Apartments, LTD.
  Forrest City, AR  (25)            March 1990       100    100    100   100    100
The Hearthside Limited Dividend
  Housing Association Limited
  Partnership
  Portage, MI  (101)                March 1990        97     99     98   100     98
Redemptorist Limited Partnership
  New Orleans, LA  (126)            March 1990        95     95     98    95    100
Manhattan A Associates
  New York,  NY  (99)               April 1990        99     97     97    98     96
Broadhurst Willows, L.P.
  New York, NY  (129)               April 1990        97     92     96    97     98
Weidler Associates Limited
  Partnership
  Portland, OR  (52)                May 1990         100    100     98    98     99
Gentle Pines-West Columbia
  Associates, L.P.
  Columbia, SC  (150)               June 1990         97    100     99    97    100
Lake Forest Estates II, LTD.
  Livingston, AL  (32)              June 1990         97    100    100    97    100
Las Camelias Limited Partnership
  Rio Piedras, PR  (166)            June 1990         97    100    100    98    100
WPL Associates XXIII
  Portland, OR  (48)                July 1990         96     92     97    98    100
Broadway Townhouses L.P.
  Camden, NJ  (175)                 July 1990        100    100    100   100    100
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR  (67)                August 1990       96    100    100   100    100
Citrus Meadows Apartments, LTD.

                            Local Partnership Schedule
                                   (continued)

                                                     % of Units Occupied at May 1,
Name and Location                                    -----------------------------
(Number of Units)                   Date Acquired    1998   1997  1996   1995 1994
-----------------                   -------------    ----   ----  ----   ---- ----

  Brandenton, FL  (200)             July 1990         94     96     94    96     95
Sartain School Venture
  Philadelphia, PA  (35)            August 1990      100     98     89    98    100
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL  (176)         September 1990   100    100    100    99    100
Holly Hill, LTD.
  Greenville, TN  (46)              October 1990     100    100    100    96    100
Mayfair Apartments LTD.
  Morristown, TN  (48)              October 1990     100    100    100   100    100
Foxcroft Apartments LTD.
  Troy, AL  (48)                    October 1990     100     98     98   100    100
Canterbury Apartments, LTD.
  Indianola, MS  (48)               October 1990      90     90    100   100    100
Cutler Canal III Associates, LTD.
  Miami, FL  (262)                  October 1990      96     94     95    97     98
Jefferson Place L.P.
  Olathe, KS  (352)                 October 1990      95     96     93    99     98
Callaway Village, LTD.
  Clinton, TN  (46)                 November 1990    100    100    100   100    100
Commerce Square Apartments
  Associates L.P.
  Smyrna, DE  (80)                  December 1990     95    100     95    98    100
West 132nd Development
  Partnership
  New York, NY  (40)                December 1990    100     95     88    95     97
Site H Development Co.
  Brooklyn, NY  (11)                December 1990    100    100    100   100    100
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA  (78)            December 1990     96     94     97    85    100
Diamond Phase II Venture
  Philadelphia, PA  (32)            December 1990    100     97     91    97     94
Bookbindery Associates
  Philadelphia, PA  (41)            December 1990     93     98     98    93     95
The Hamlet, LTD.
  Boynton Beach, FL  (240)          December 1990     97     93     98    92     95
Stop 22 Limited Partnership
  Santurce, PR  (153)               December 1990     99    100    100    99    100
Knob Hill Apartments, LTD.
  Greenville, TN  (48)              December 1990    100    100    100   100    100
Conifer James Street Associates
  Syracuse, NY  (73)                December 1990     91     92     92    79    100
Longfellow Heights Apartments, L.P.
  Kansas City, MO  (104)            March 1991        95     98     98    86     98

(a) Consists of five apartment complexes located throughout Michigan.

Generally, the General Partners required in connection with investments in Local Partnerships that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization, the Partnership's investment ("Guarantee Period"). In each case the operating deficits have been funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $17,300,000 has expired as of March 31, 1998. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

The Tax Credits are available for a ten-year period which commences when the property is occupied by qualified tenants. However, the annual Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants must be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Tax Credits only beginning in the month following the month in which the Partnership acquired its interest. In addition, Tax Credits allocated in any prior period may not be claimed by the Partnership. The Partnership has also acquired Local Partnership Interests in which some of the Local Partnerships owning historic complexes qualifies for the Historic Rehabilitation Tax Credit. The amount of the Historic Rehabilitation Tax Credit is generally 20% of qualified rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure is made.

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

As of May 1, 1998, the Partnership has approximately 9,022 registered holders of an aggregate of 139,101.5 BACs.

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

However, the Partnership has made no distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                      Year ended March 31,
                        -------------------------------------------------------------------------------------
OPERATIONS                   1998              1997               1996             1995               1994
                        -------------     -------------     -------------     -------------     -------------
Revenues                $  33,735,906     $  33,542,935     $  33,211,908     $  32,437,587     $  31,371,907
Operating expenses         50,778,124        48,902,130        49,134,034        47,897,186        47,729,423
Loss on impairment
  of assets                         0        20,083,101                 0                 0                 0
                        -------------     -------------     -------------     -------------     -------------
Loss before               (17,042,218)      (35,442,296)      (15,922,126)      (15,459,599)      (16,357,516)
  minority interest
  and extraordinary
  gain
Minority interest             154,367           156,523           153,662           158,671           152,604
  in income of
  subsidiary
  partnerships
Extraordinary
  item-forgiveness          1,045,627                 0                 0                 0                 0
  on indebtedness       -------------     -------------     -------------     -------------     -------------
  income
Net loss                $ (15,842,224)    $ (35,285,773)    $ (15,768,464)    $ (15,300,928)    $ (16,204,912)
                        =============     =============     =============     =============     =============
Net loss - limited      $ (15,683,802)    $ (34,932,915)    $ (15,610,779)    $ (15,147,919)    $ (16,042,863)
  partners              =============     =============     =============     =============     =============
Net loss per BAC        $     (112.75)          (251.13)          (112.23)          (108.90)          (115.33)
                        =============     =============     =============     =============     =============

                                                      Year ended March 31,
                        -------------------------------------------------------------------------------------
FINANCIAL POSITION           1998              1997               1996             1995               1994
                        -------------     -------------     -------------     -------------     -------------
Total assets            $ 256,800,296     $ 268,870,640     $ 302,121,868     $ 314,010,691     $ 324,600,042
                        =============     =============     =============     =============     =============

Total liabilities       $ 262,594,185     $ 258,746,588     $ 257,205,366     $ 252,803,110     $ 247,840,864
                        =============     =============     =============     =============     =============

Minority interest       $   2,181,337     $   2,257,054     $   1,763,731     $   2,286,346     $   2,537,015
                        =============     =============     =============     =============     =============

Total partners'
  (deficit) capital     $  (7,975,226)    $   7,866,998     $  43,152,771     $  58,921,235     $  74,222,163
                        =============     =============     =============     =============     =============

During the year ended March 31, 1998, total assets decreased primarily due to depreciation. During the year ended March 31, 1997, total assets decreased primarily due to depreciation and the loss on impairment of assets. During the years ended March 31, 1994 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the year ended March 31, 1998, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships. During the year ended March 31, 1997, total liabilities decreased primarily due to payment of obligations. During the years ended March 31, 1994 through 1996, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships, partially offset by payments of obligations at the remaining Local Partnerships.

CASH DISTRIBUTION

The Partnership has made no distributions to the BACs holders as of March 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Through March 31, 1998, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships of which approximately $1,231,000 remains to be paid (which includes approximately $942,000 held in escrow).

During the year ended March 31, 1998, the Partnership's primary source of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships.

For the year ended March 31, 1998, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships decreased by approximately $2,224,000. This decrease was primarily attributable to cash flow used in operations ($184,000), acquisition of property and equipment ($891,000), repayments on mortgage notes ($13,580,000), a net increase in cash held in escrow for investing ($273,000) and a net decrease in due to local general partners and affiliates ($187,000) which exceeded borrowings on mortgage notes $12,200,000, an increase in capitalization of consolidated subsidiaries attributable to minority interest $79,000 and an increase in advances from debt guarantor $638,000. Included in the adjustments to reconcile the net loss to cash flow used in operations is depreciation and amortization in the amount of $10,901,000 and an increase in due to debt guarantor in the amount of $2,467,000.

The Partnership has a working capital reserve of approximately $275,000 at March 31, 1998.

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

During the years ended March 31, 1998, 1997 and 1996, the amounts received from operations of the Local Partnerships approximated $226,000, $112,000, and $190,600, respectively.

The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, in which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,300,000, $16,100,000 and $15,600,000 had expired as of March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998 and 1997, approximately $4,284,000 and $3,980,000, respectively, has been funded by the Local General Partners to meet such obligations. All operating deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

In addition, several Local Partnerships were initially subject to Rent-Up Guarantee Agreements, in which the general partners of the Local General Partner agree to pay liquidated damages if predetermined occupancy rates are not achieved. As of March 31, 1998, all such guarantees have expired.

Partnership management fees owed to the General Partners amounting to approximately $1,374,000 and $1,774,000 were accrued and unpaid at March 31, 1998 and 1997. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1998, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1998.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1998, 1997 and 1996 (the "Fiscal 1997", "Fiscal 1996" and "Fiscal 1995", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation, and mortgage interest.

The net loss for the 1997, 1996 and 1995 Fiscal Years totaled $15,842,224, $35,285,773 and $15,768,464, respectively.

1997 vs. 1996

Rental income increased approximately 1% for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to rental rate increases.

Total expenses, excluding, repairs and maintenance, real estate taxes and loss on impairment of assets remained fairly consistent with a decrease of approximately 1% for the year ended March 31, 1998 as compared to the corresponding period in 1997.

General and administrative-related parties increased approximately $381,000 for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to an increase in expense reimbursements payable to the General Partners, the change at three Local Partnerships from an unaffiliated property manager to one which is an affiliate and an increase in administrative fees received from the Local Partnerships.

Repairs and maintenance expense increased approximately $547,000 for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to increases at six Local Partnerships. There was an increase at one Local Partnership due to the replacement of floor coverings and carpets in certain apartments and the hiring of additional security. The increase at the second Local Partnership was due to the cycle painting of apartments. The increase at the third Local Partnership was due to the new management company hiring outside contractors to do maintenance repairs rather than having the work done by in-house em-ployees. The increase at the fourth Local Partnership was due to parking lot repairs and the painting of vacant units. The increase at the fifth Local Partnership was due to the repainting of certain units, the replacement of carpets, roof repairs and landscaping improvements. The increase at the sixth Local Partnership was due to the painting of the exterior of the buildings.

Real estate taxes increased approximately $1,581,000 for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to an accrual of the expected tax liability resulting from the probable outcome of a pending tax exemption application at one Local Partnership.

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

A loss on impairment of assets was recorded in the 1996 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplementary Data).

Results of Operations of Certain Local Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")

River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Authority (the "Authority") with outstanding balances totaling $30,735,000 at December 31, 1997. The partnership has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the loans. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Authority to purchase these loans upon occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $27,574,312 including accrued interest on such advances at a rate of 15%. Such amount is included in due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 1998. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 at both March 31, 1998 and 1997. The net loss after minority interest for River Place amounted to approximately $3,648,000, $22,373,000 (after loss on impairment of assets of approximately $18,803,000) and $5,166,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

L.I.H. Chestnut Associates, L.P.

L.I.H. Chestnut Associates, L.P. ("Chestnut") has sustained recurring losses from operations. At December 31, 1997, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued existence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any adjustments that might result from the outcome of this uncertainty. Management of Chestnut is in discussion with the first mortgagee and Chestnut's general and limited partners in an attempt to resolve the default. The Partnership's investment in Chestnut was approximately $348,000 and $824,000 and the minority interest balance was $1,147,092 at March 31, 1998 and 1997, respectively. The net loss after minority interest for Chestnut amounted to approximately $476,000, $348,000 and $306,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

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

The new general partner, which is an affiliate of the Related General Partner, had been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. A Reinstatement and Modification Agreement dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg II and FNMA. Terms of the agreement include: 1. Interest only on the loan for 36 months. 2. Replacement reserve escrow payments waived during 1997. 3. Net operating income is to be turned over to the loan servicer monthly.
4. Execution of a Debt Service Reserve Agreement.

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg II and Williamsburg Residential, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1997, balances in the two entities accounts totaled $97,653.

In 1997, the Partnership advanced Williamsburg II funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was approximately $334,000 and zero at March 31, 1998 and 1997, respectively. Williamsburg II's net loss after minority interest amounted to approximately $172,000, $1,368,000 (after provision for impairment of assets of approximately $1,279,974) and $77,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Jefferson Limited Partnership

At December 31, 1997 and 1996, Jefferson Limited Partnership's ("Jefferson") current liabilities exceeded its current assets by over $40,000 and $220,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $34,690 and $47,216 of current liabilities at December 31, 1997 and 1996, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1997. The Partnership's investment in Jefferson was approximately $800,000 and $940,000 at March 31, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $140,000, $133,000 and $146,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Northwood Associates Limited Partnership

Northwood Associates Limited Partnership ("Northwood") is a defendant in a lawsuit brought on by a group of tenants demanding better living conditions. Northwood was found in con-tempt by the Toledo Municipal Court and the tenants were each awarded an amount for retroactive damages estimated by legal counsel to be aggregately in excess of $200,000 plus attorney fees. Northwood has and still is vigorously defending the action and has filed an appeal. The Plaintiffs have filed a cross-appeal. The case is now pending. Legal counsel for Northwood estimates the chances of prevailing to be 50/50. Therefore, no accrual has been recorded at December 31, 1997. Northwood has proposed a settlement under which the Plaintiffs would retain the money that has been escrowed ($52,000 at December 31, 1997) plus an additional $20,000 and legal fee reimbursements. The offer has not been accepted or responded to. As of December 31, 1997, Northwood has charged to operations $52,000 as a reserve against the amount of tenant rents held in escrow.

1850 Second Avenue Associates, L.P.

1850 Second Avenue Associates, L.P. ("1850 Second Ave.") has an application for an exemption from current real estate taxes pending before the New York City Department of Finance and an application for the cancellation of prior year taxes is pending before the office of the Comptroller of the City of New York. As of December 31, 1997, approximately $1,033,964 in outstanding real estate taxes and $509,112 in accrued interest thereon would have to be paid if 1850 Second Ave.'s applications are denied. Management and Counsel have advised that this is the likely outcome. Accordingly, 1850 Second Ave. has recorded a liability of $1,543,076, of which $60,000 was accrued in prior years.

The General Partner of 1850 Second Ave. is West 107th II. The General Partner of West 107th II has entered into a Cash Flow Sharing Agreement with the Special Limited Partners of various other partnerships, pursuant to which cash flow distributions are pooled and held in trust and applied to reduce any deficits of 1850 Second Ave. It is anticipated that in the event 1850 Second Ave. becomes liable for real estate taxes and interest thereon, there will be sufficient funds in the trust account to meet this obligation.

Other Subsidiary Partnerships

Four of the subsidiary partnerships are leasing the land on which the Projects are located for terms ranging from 28 to 99 years. At December 31, 1997, the subsidiary partnerships were committed to minimum annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,293,554 in total, thereafter.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                    Sequential
                                                                       Page
                                                                    ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                  21

         Consolidated Balance Sheets at March 31, 1998 and 1997       178

         Consolidated Statements of Operations for the years ended
         March 31, 1998, 1997 and 1996                                179

         Consolidated Statements of Changes in Partners' Capital
         for the years ended March 31, 1998, 1997 and 1996            180

         Consolidated Statements of Cash Flows for the years ended
         March 31, 1998, 1997 and 1996                                181

         Notes to Consolidated Financial Statements                   183

[Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP Letterhead]

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) (the "Partnership") as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 1997, 1996 and 1995) subsidiary partnerships whose losses aggregated $48,514,709, $33,407,170 (including a provision for impairment of assets of $20,083,101) and $14,773,600 of the Partnership's net loss for the 1997, 1996 and 1995 Fiscal Years, respectively, and whose assets constituted 95% and 94% of the Partnership's assets at March 31, 1998 and 1997, respectively, presented in the accompanying consolidated financial statements. The financial statements of these 61 subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The two subsidiary partnerships' net losses aggregated $4,124,102, (Fiscal 1997), $23,519,749 (Fiscal 1996) and $5,471,930
(Fiscal 1995), and their assets aggregated $24,701,855 and $25,613,840 at March 31, 1998 and 1997, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 24, 1998

                  [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

                      INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 5, 1998

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


New York, N.Y.
January 31, 1997

                    [Letterhead of THEO CARSON & ASSOCIATES]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Theo C. Carson & Associates

Theo C. Carson & Associates
Kalamazoo, Michigan

February 3, 1998

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

                     [Letterhead of COLE, EVANS & PETERSON]

                           INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Cole, Evans & Peterson

Cole, Evans & Peterson
February 4, 1998
Shreveport, Louisiana

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

                          [Letterhead of PAUL DAMIANO]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1997, and the related statements of loss and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Project No. HIP010 as of December 31, 1997 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken an a whole. The supporting information included in the report shown on pages 14-18 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project No. HIP010. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken an a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal controls and a report dated January 23, 1998 on its compliance with laws and regulations.


                              /s/ Paul Damiano CPA

                              Lincoln, RI
January 23, 1998

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

/s/ PAUL DAMIANO

January 17, 1996

                      [Letterhead of ZINER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
RBM Associates

         We have audited the accompanying balance sheet of RBM Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RBM Associates as of December 31, 1996, were audited by other auditors, whose report dated February 12, 1997, expressed an unqualified opinion on those financial statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

January 21, 1998
Boston, Massachusetts

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



/s/ J.H. Williams & Co., LLP
----------------------------


Kingston, Pennsylvania
February 12, 1997

                      [Letterhead of McKONLY & ASBURY LLP]

                          INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates                                       Rural Housing Service
Lancaster, Pennsylvania                                  Allentown, Pennsylvania

We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

                                                        /s/ McKonly & Asbury LLP

Harrisburg, Pennsylvania
January 13, 1998

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

                      [Letterhead of M.L. BERGER & COMPANY]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheet of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                       /s/ M.L. Berger & Company

New York, New York
February 21, 1998

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

/s/ M.L. BERGER & COMPANY

New York, New York
February 15, 1996

                        [Letterhead of WESSEL & COMPANY]

                          INDEPENDENT AUDITOR'S REPORT

                                                        January 22, 1998

To the Partners of
Barclay Village II, Ltd.

          We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

          In accordance with Govemment Auditing Standards the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 22, 1998, on our consideration of Barclay Village II, Ltd.'s internal control, and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and Specific Requirements applicable to Fair Housing and Nondiscrimination.

                                                   /s/ Wessel & Company
                                                    WESSEL & COMPANY
Johnstown, Pennsylvania                             Certified Public Accountants

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

                  [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 5, 1998

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


                                      /s/ Grossman, Tuchman & Shah, LLP
                                      ---------------------------------



New York, N.Y.
January 31, 1997

               Report of Independent Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7, the Partnership has been unable to generate sufficient cash flow to meet its debt service requirements and is in default under those obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.


                                                          /s/ Ernst & Young LLP

West Palm Beach, Florida
February 10, 1998

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

/s/ DELOITTE & TOUCHE LLP

April 25, 1996

                        [Letterhead of CHESSER & COMPANY]

                          INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential II, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Chesser & Company, P.A.

Wichita, Kansas
February 19, 1998

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

                      [Letterhead of M.L BERGER & COMPANY]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheet of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                       /s/ M.L. Berger & Company

New York, New York
February 20, 1998

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

/s/ M.L. Berger & Company

New York, New York
February 16, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Lake, Hill & Myers
Lake, Hill & Myers

Salt Lake City, Utah
January 21, 1998

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




/s/ Lake, Hill & Company
------------------------
Lake, Hill & Company

Salt Lake City, Utah
January 17, 1997

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Lake, Hill & Myers
Lake, Hill & Myers

Salt Lake City, Utah
January 20, 1998

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



/s/ Lake, Hill & Company
------------------------
Lake, Hill & Company
Salt Lake City, Utah
January 17, 1997

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Lake, Hill & Myers
Lake, Hill & Myers

Salt Lake City, Utah
January 7, 1998

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




/s/ Lake, Hill & Company
------------------------
Lake, Hill & Company


Salt Lake City, Utah
January 17, 1997

                    [Letterhead of DAUBY O'CONNOR & ZALESKI]

                          Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
Toledo, Ohio

         We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 1997, and the related statements of profit and loss (HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 6, 1998, on our consideration of the Partnership's internal controls and a report dated January 6, 1998, on its compliance with laws and regulations.

South Toledo Associates, Ltd.
Page Two

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

                                               /s/ Dauby O'Connor & Zaleski, LLC
January 6, 1998                                    Dauby O'Connor & Zaleski, LLC
Indianapolis, Indiana                              Certified Public Accountants

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

/s/ Zinner & Co.

January 16, 1996

                      [Letterhead of ZINER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Dunlap School Venture

         We have audited the accompanying balance sheet of Dunlap School Venture (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dunlap School Venture as of December 31, 1996, were audited by other auditors, whose report dated February 12, 1997, expressed an unqualified opinion on those financial statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

February 10, 1998
Boston, Massachusetts

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



/s/ J.H. Williams & Co., LLP
----------------------------


Kingston, Pennsylvania
February 7, 1997

                 [Letterhead of KOSTIN, RUFFKESS & COMPANY, LLC]

To The Partners
Philipsburg Elderly Housing Associates
(A Limited Partnership)
PHFA #R-0210-8E

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates as of December 31, 1997 and 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1998, on our consideration of Philipsburg Elderly Housing Associates' internal control and reports dated January 30, 1998, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Nondiscrimination.

Philipsburg Elderly Housing Associates
(A Limited Partnership)
Page Two

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 19 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
January 30, 1998

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

                 [Letterhead of KOSTIN, RUFFKESS & COMPANY, LLC]

To The Partners
Franklin Elderly Housing Associates
(A Limited Partnership)
PHFA #R-0383-8E

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates as of December 31, 1997 and 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1998 on our consideration of Franklin Elderly Housing Associates' internal control and reports dated January 20, 1998 on its compliance with laws and regulations, specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Nondiscrimination.

Franklin Elderly Housing Associates
(A Limited Partnership)
Page Two

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 19 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
January 20, 1998

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




/s/ Kostin, Ruffkess & Co, LLC
------------------------------



West Hartford, Connecticut
January 24, 1997

                 [Letterhead of KOSTIN, RUFFKESS & COMPANY, LLC]

To The Partners
Wade D. Mertz Elderly Housing Associates
(A Limited Partnership)
PHFA #R-0488-8E

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates, as of December 31, 1997 and 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1998, on our consideration of Wade D. Mertz Elderly Housing Associates' internal control and reports dated January 30, 1998, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Nondiscrimination.

Wade D. Mertz Elderly Housing Associates
(A Limited Partnership)
Page Two

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 19 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
January 30, 1998

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

                        [Letterhead of BICK FREDMAN & CO]

                          Independent Auditor's Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

         We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 1997 and 1996, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership's as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1998 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated January 29, 1998 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.


                                                         /s/ Bick Fredman & Co

Cleveland, Ohio
January 29, 1998

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


                                       /s/ Bick o Fredman & Co
                                       -----------------------


Cleveland, Ohio
January 24, 1997

             [Letterhead of BROVITZ, INSERO, KASPERSKI & CO., P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio

We have audited the accompanying balance sheets of Northwood Associates Limited Partnership, HUD Project No. 042-44050-LDP, as of December 31, 1997 and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 9, 1998, on our consideration of Northwood Associates Limited Partnership's internal control structure, and reports dated February 9, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.


                                          Respectfully Submitted,

                                      /s/ Brovitz, Insero, Kasperski & Co., P.C.

                                          Brovitz, Insero, Kasperski & Co., P.C.
                                          Certified Public Accountants

Rochester, New York
February 6, 1998

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


Cleveland, Ohio
January 24, 1997

                   [Letterhead of REZNICK FEDDER & SILVERMAN]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.

         We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 21, 1998

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

                          Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

          We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1997 and 1996 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1997 and 1996, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Page Two
The Partners
Brandywine Court Associates, L.P.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1998 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and reports dated January 23, 1998 on its compliance with specific requirements applicable to major HUD program, specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to fair housing and non-discrimination.


                                                       /s/ Asher & Company, Ltd.
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 23, 1998

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

January 15, 1996

                    [Letterhead of J.H. WILLIAMS & CO., LLP]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 1997 and 1996 and the related statements of (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J. H. Williams & Co., LLP

Kingston, Pennsylvania
February 12, 1998

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




/s/ J. H. Williams & Co., LLP
-----------------------------

Kingston, Pennsylvania
January 23, 1997

                   [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
The Village At Carriage Hills, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of The Village At Carriage Hills, Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village At Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of The Village At Carriage Hills, Ltd.'s internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 25, 1998

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



/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 21, 1997

                   [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

I have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Mountainview Apartments, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 24, 1998

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

Gadsden, Alabama
February 16, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

I have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Gadsden, Alabama
February 23, 1998

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



/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 21, 1997

                   [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

I have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated Report Date on my consideration of River Oaks Apartments, Ltd., internal control structure and a report dated Report Date on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 25, 1998

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




/s/ Donald W. Causey, CPA, P.C.
-------------------------------

Gadsden, Alabama
February 23, 1997

                   [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Forrest Ridge Apartments, Ltd.
Forrest City, Arkansas

I have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Forrest Ridge Apartments, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 24, 1998

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




/s/ Donald W. Causey, CPA, P.C.
-------------------------------


Gadsden, Alabama
February 21, 1997

             [Letterhead of SCHOONOVER BOYER GETTMAN AND ASSOCIATES]

                          INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements mentioned above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ Schoonover Boyer Gettman & Associates

Columbus, Ohio
January 23, 1998

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




/s/ SCHOONOVER BOYER GETTMAN & ASSOCIATES
-----------------------------------------


Columbus, Ohio
January 25, 1997

               [Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1997 and 1996, and the related statements of income, changes in partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1998, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated January 30, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.


                                         /s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 30, 1998

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

                                        /s/  Pailet, Meunier and Leblanc, L.L.P.

Metairie, Louisiana
January 21, 1997

                   [Letterhead of LEVINE GREENBERG & COMPANY]

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
105 West 128 Street
New York, New York 10029

Gentlemen:

We have audited the accompanying balance sheet of Manhattan A Associates (A Limited Partnership) as of December 31, 1997 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ Levine, Greenberg & Company
                                                     Certfied Public Accountant

Hewlett, New York
February 9, 1998

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

                                                    /s/ J. MANNING WINIKUS & CO.
New York, New York
February 13, 1996

                  [Letterhead of GERALD V. GERRITZ, JR. P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Weidler Associates Limited Partnership

I have audited the accompanying balance sheets of Weidler Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Gerald V. Gerritz

Gerald V. Gerritz, Jr., CPA, P.C.
Portland, Oregon
January 28, 1998

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


/s/  Merina McCoy Gerritz
     ---------------------------------


Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 25, 1997

                          Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

          We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1997 and 1996, and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1997 and 1996, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

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

Page Two
The Partners
Gentle Pines - West Columbia Associates, L.P.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1998 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control and reports dated January 23, 1998 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.


                                                       /s/ Asher & Company, Ltd
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 23, 1998

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

January 20, 1996

                   [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

I have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Lake Forest Estates II, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 24, 1998

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


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

                   [Letterhead of AMILCAR TORRES RIVERA, CPA]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, changes in Partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted standards which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 1997 and 1996, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Amilcar Torres Rivera, CPA
                                                      Amilcar Torres Rivera, CPA

Stamp #1482819 of the
Puerto Rico Society of
CPA's has been affixed
to the original.

January 29, 1998
San Juan, Puerto Rico

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

San Juan, Puerto Rico
January 29, 1996

                   [Letterhead of DAVID W. SCOTT, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1997, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                   /s/ David W. Scott, CPA, P.C.
                                                   -----------------------------
                                                       David W. Scott, CPA, P.C.

Portland, Oregon
February 4, 1998

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

                                                   /s/ DAVID W. SCOTT, CPA, P.C.
                                                       David W. Scott, CPA, P.C.

Portland, Oregon
February 14, 1996

                   [Letterhead of REZNICK FEDDER & SILVERMAN]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

         We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 27, 1998 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

                                            /s/ Reznick Fedder & Silverman

Bethesda, Maryland                                      Federal Employer
January 27, 1998                                          Identification Number:
                                                          52-1088612

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

                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                          Federal Employer
January 27, 1996                              Identification Number:
                                              52-1088612

Audit Principal: Lester A. Kanis

                   [Letterhead of SANTIAGO, RILEY & REZNICK]

                           INDEPENDENT AUDITORS' REPORT

To the Partners
Puerto Rico Historic Zone Limited Dividend Partnership

         We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         As described in Note F, the Partnership had not accrued the local administrative fee since the inception of the limited partnership agreement. The Partnership restated its 1996 financial statements and recorded a prior period adjustment for the previous years to reflect the change in the accrued local administrative fee.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages
19 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated March 6, 1998, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

[1481349]
  Seal                                 /s/ Santiago, Riley & Reznick


San Juan, Puerto Rico                    Federal Employer
March 6, 1998                              Identification Number:
                                           66-0432841

Audit Principal: William T. Riley, Jr.

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


                                        /s/  Kevane Peterson Soto & Pasarell

San Juan, Puerto Rico,
  January 31, 1997.

      [Letterhead of CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1997, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1997 and the results of its operations and its cash flows and its changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and a report dated January 27, 1998 on its compliance with laws and regulations.

                                                /s/ Christopher, Smith, Gentile,
                                                         Leonard & Bristow, P.A.

                                                    CHRISTOPHER, SMITH, GENTILE,
BRADENTON, FLORIDA                                      LEONARD & BRISTOW, P.A.
January 27, 1998

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

                                                /s/ CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

                                                    CHRISTOPHER, SMITH, GENTILE,
                                                         LEONARD & BRISTOW, P.A.

February 12, 1996

                      [Letterhead of ZINER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

         We have audited the accompanying balance sheet of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sartain School Venture as of December 31, 1996 were audited by other auditors whose report dated February 8, 1997, expressed an unqualified opinion on those financial statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

February 8, 1998
Boston, Massachusetts

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


/s/  J. H. Williams & Co., LLP


Kingston, Pennsylvania
February 8, 1997

                          Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

          We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1997 and 1996 and the related statements of profit and loss, Partners' deficit and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1997 and 1996 and the results of its operations, changes in its Partners' deficit, and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Page Two
The Partners
Driftwood Terrace Associates, Ltd.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1998 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control and reports dated January 20, 1998 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

                                        /s/ Asher & Company, Ltd.
                                            ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 20, 1998

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

January 29, 1996

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

I have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-30-621264791 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project No.:
48-30-621264791 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1998 on my consideration of Holly Hill, Ltd., internal control structure and a report dated February 22, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 22, 1998

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


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II or the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1998 on my consideration of Mayfair Apartments, Ltd., internal control structure and a report dated February 23, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 23, 1998

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


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

I have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Am audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1998 on my consideration of Foxcroft Apartments, Ltd., internal control structure and a report dated February 19, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 19, 1998

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

/s/  Donald W. Causey, CPA, P.C.


Gadsden, Alabama
February 17, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

I have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated Report Date on my consideration of Canterbury Apartments, Ltd., internal control structure and a report dated Report Date on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 24, 1998

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


/s/  Donald W. Causey, CPA, P.C.


Gadsden, Alabama
February 21, 1997

                   [Letterhead of REZNICK FEDDER & SILVERMAN]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

            We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

            Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, if fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                 /s/ Reznick Fedder & Silverman
Atlanta, Georgia                                 /s/ Reznick Fedder & Silverman
February 9, 1998

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

             [Letterhead of MUELLER, PROST, PURK, & WILLBRAND, P.C.]

To the Partners
Jefferson Place, L.P.
Omaha, Nebraska

                           INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (a Missouri Limited Partnership) (the "Partnership"), as of December 31, 1997, 1996 and 1995, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 1997, 1996 and 1995, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.


St. Louis, MO                        /s/ Mueller, Prost, Purk, & Willbrand, P.C.
January 27, 1998                            Certified Public Accountants

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

I have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project
No.: 48-001-581172107 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Callaway Village, Ltd.'s internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 18, 1998

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


/s/  Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 15, 1997

                    [Letterhead of HALBERT, KATZ & CO. P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 1997 and December 31, 1996, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 and 13) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Halbert, Katz & Co. P.C.

Philadelphia, Pennsylvania
January 30, 1998

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


/s/  Halbert, Katz & Co., P.C.

Philadelphia, Pennsylvania
January 30, 1997

                   [Letterhead of REZNICK FEDDER & SILVERMAN]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

         We have audited the accompanying balance sheet of West 132nd Development Partnership as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                             /s/ Reznick Fedder & Silverman
Bethesda, Maryland
May 18, 1998

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

                                  /s/ KENNETH J. SCHUSTER
                                Certified Public Accountant

February 7, 1996
Syosset, New York

                       [Letterhead of MUNNS AND DOBBINS]

To the Partners
Site H Development Company
(A Limited Partnership)

                          Independent Auditors' Report


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Site H Development Company (a Limited Partnership) for the year ended December 31, 1997 and the related statements of income and expenses - income tax basis, changes in partners' capital - income tax basis and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of Site H Development Company (a Limited Partnership) management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements represent fairly, in all material respects, the assets, liabilities and partners' capital of Site H Development Company (a Limited Partnership) as of December 31, 1997 and its income and expenses, changes in its partners' capital accounts and cash flows for the year then ended on the basis of accounting described in Note 1.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                           /s/ Munns and Dobbins
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Scarsdale, NY
May 7, 1998

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

                      [Letterhead of ASHER & COMPANY, LTD.]

                          Independent Auditors' Report

The Partners
L.I.H. Chestnut Associates, L.P.
Philadelphia, Pennsylvania

         We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania Limited Partnership) as of December 31, 1997 and 1996 and the related statements of profit and loss, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the mortgage loan. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1997 and 1996. The General Partner's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania
February 10, 1998

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




                                        /s/ Asher & Company, Ltd.
                                        -------------------------
                                        ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 31, 1997

                     [Letterhead of ZINER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Phase II Venture

         We have audited the accompanying balance sheet of Diamond Phase II Venture (a Pennsylvania limited partnership) as of December 31, 1997, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diamond Phase II Venture as of December 31, 1996 were audited by other auditors whose report dated February 13, 1997, expressed an unqualified opinion on those financial statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       /s/ Ziner & Company, P.C.

February 10, 1998
Boston, Massachusetts

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

/s/  J. H. Williams & Co., LLP

Kingston, Pennsylvania
February 13, 1997

                     [Letterhead of ZINER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Bookbindery Associates

          We have audited the accompanying balance sheet of Bookbindery Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bookbindery Associates as of December 31, 1996, were audited by other auditors, whose report dated February 10, 1997, expressed an unqualified opinion on those financial statements.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       /s/ Ziner & Company, P.C.

January 27, 1998
Boston, Massachusetts

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


/s/  J. H. Williams & Co., LLP


Kingston, Pennsylvania
February 10, 1997

                [Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

     We have audited the accompanying balance sheet of The Hamlet, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Hamlet, Ltd. as of December 31, 1996 were audited by other auditors whose report dated January 31, 1997 expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             /s/ Buchbinder Tunick & Company LLP
                                                 BUCHBINDER TUNICK & COMPANY LLP

January 22, 1998
Boca Raton, Florida

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

                          [Letterhead of ISRAEL ROLON]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

            I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-001-013, as of December 31, 1997, and the related statements of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

            In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

            In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued reports dated February 11, 1998 on my consideration of Stop 22 Limited Partnership's internal controls and on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-discrimination, and laws and regulations applicable to the financial statements.

            My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 22 to 33) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
                                                                /s/ Israel Rolon
                                                            ISRAEL ROLON, C.P.A.

SAN JUAN, PUERTO RICO
February 11, 1998

FEDERAL EMPLOYER IDENTIFICATION NUMBER:
        66-0392808

STAMP NUMBER 1482025 WAS
AFFIXED TO THE ORIGINAL
OF THIS REPORT.

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

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

I have audited the accompanying balance sheets of Knob Hill Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No.: 48-032-638979224 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1998 on my consideration of Knob Hill Apartments, Ltd., internal control structure and a report dated February 23, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 23, 1998

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


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 20, 1997

             [Letterhead of BROVITZ, INSERO, KASPERSKI & CO., P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates
(A Limited Partnership)
Syracuse, New York

We have audited the accompanying balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Respectfully Submitted,


                                      /s/ Brovitz, Insero, Kasperski & Co., P.C.

                                          Brovitz, Insero, Kasperski & Co., P.C.
                                          Certified Public Accountants

Rochester, New York
January 26, 1998

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


                                        Respectfully Submitted,

                                        /s/  Cortland L. Brovitz & Co., P.C.
                                             ---------------------------------
                                             Cortland L. Brovitz & Co., P.C.
                                             Certified Public Accountants


Rochester, New York
January 22, 1997

                [Letterhead of RUBIN, BROWN, GORNSTEIN & CO. LLP]

                          Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 23, 1998

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

                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 21, 1997

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                  March 31,
                                                         ----------------------------
                                                             1998          1997
                                                             ----          ----
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 10)                       $230,502,450  $240,343,013
Cash and cash equivalents (Notes 2 and 10)                  4,294,917     6,518,662
Cash held in escrow (Note 5)                               15,878,119    15,777,598
Deferred costs - less accumulated amortization
  (Notes 2 and 6)                                           3,608,177     3,478,284
Other assets                                                2,516,633     2,753,083
                                                          -----------   -----------

  Total assets                                           $256,800,296  $268,870,640
                                                          ===========   ===========


                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable (Note 7)                        $198,396,239  $200,800,132
  Due to debt guarantor (Notes 7 and 10(a))                27,574,312    23,814,448
  Accounts payable and other liabilities                   20,494,884    20,885,235
  Due to local general partners and affiliates (Note 8)    14,152,837    10,941,243
  Due to general partners and affiliates (Note 8)           1,975,913     2,305,530
                                                          -----------   -----------
                                                          262,594,185   258,746,588
                                                          -----------   -----------

Minority interest (Note 2)                                  2,181,337     2,257,054
                                                          -----------   -----------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital:
  Limited partners (139,101.5 BACs
   issued and outstanding) (Note 1)                        (6,660,017)    9,023,785
  General partners                                         (1,315,209)   (1,156,787)
                                                         ------------   -----------

  Total partners' capital                                  (7,975,226)    7,866,998
                                                         ------------   -----------

  Total liabilities and partners' capital                $256,800,296  $268,870,640
                                                          ===========   ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended March 31,
                                          -----------------------------------------
                                                1998          1997         1996
                                                ----          ----         ----
Revenues
  Rental income                            $ 32,250,396  $ 31,997,180  $ 31,252,634
  Other                                       1,485,510     1,545,755     1,959,274
                                            -----------   -----------   -----------

                                             33,735,906    33,542,935    33,211,908
                                            -----------   -----------   -----------

Expenses
  General and administrative                  5,843,674     5,605,944     6,158,752
  General and administrative-related
   parties (Note 8)                           3,742,383     3,361,278     2,637,073
  Repairs and maintenance                     5,332,720     4,785,295     4,331,313
  Operating and other                         4,080,561     4,384,824     4,260,943
  Real estate taxes                           3,569,388     1,988,029     1,989,457
  Insurance                                   1,429,941     1,534,903     1,514,776
  Interest                                   15,878,695    15,768,603    16,061,865
  Depreciation and amortization              10,900,762    11,473,254    12,179,855
  Loss on impairment of assets                        0    20,083,101             0
                                            -----------   -----------   -----------

                                             50,778,124    68,985,231    49,134,034
                                            -----------   -----------   -----------
Loss before minority interest and
  extraordinary gain                        (17,042,218)  (35,442,296)  (15,922,126)
Minority interest in loss of subsidiary
  partnerships                                  154,367       156,523       153,662
                                            -----------   -----------   -----------

Loss before extraordinary item              (16,887,851)  (35,285,773)  (15,768,464)
Extraordinary item - forgiveness of
  indebtedness income (Note 7)                1,045,627             0             0
                                            -----------   -----------   -----------

Net loss                                   $(15,842,224) $(35,285,773) $(15,768,464)
                                            ===========   ===========   ===========

Loss before extraordinary item -
  limited partners                         $(16,718,973) $(34,932,915) $(15,610,779)

Extraordinary item - limited partners         1,035,171             0             0
                                            ------------- -----------   -----------

Net loss - limited partners                $(15,683,802) $(34,932,915) $(15,610,779)
                                            ===========   ===========   ===========

Number of BACs outstanding                    139,101.5     139,101.5     139,101.5
                                            ===========   ===========   ===========

Loss before extraordinary item per BAC     $    (120.19) $    (251.13) $    (112.23)

Extraordinary item per BAC                         7.44             0             0
                                            -----------   -----------   -----------

Net loss per BAC                           $    (112.75) $    (251.13) $    (112.23)
                                            ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                            Limited       General
                                               Total        Partners      Partners
                                            -----------     --------      --------

Partners' capital - April 1, 1995           $58,921,235   $59,567,479   $  (646,244)

Net loss, year ended March 31, 1996         (15,768,464)  (15,610,779)     (157,685)
                                            -----------   -----------   -----------

Partners' capital - March 31, 1996           43,152,771    43,956,700      (803,929)

Net loss, year ended March 31, 1997         (35,285,773)  (34,932,915)     (352,858)
                                            -----------   -----------   -----------

Partners' capital - March 31, 1997            7,866,998     9,023,785    (1,156,787)

Net loss, year ended March 31, 1998         (15,842,224)  (15,683,802)     (158,422)
                                            -----------   -----------   -----------

Partners' capital - March 31, 1998          $(7,975,226)  $(6,660,017)  $(1,315,209)
                                            ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      Year Ended March 31,
                                            ---------------------------------------
                                                1998          1997*         1996*
                                            -----------   -----------   -----------
Cash flows from operating activities:

  Net loss                                 $(15,842,224) $(35,285,773) $(15,768,464)
                                            -----------   -----------   -----------

  Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities:
  Depreciation and amortization              10,900,762    11,473,254    12,179,855
  Forgiveness of indebtedness income         (1,045,627)            0             0
  Loss on sale of property and equipment         18,012           170        16,258
  Provision for impairment of assets                  0    20,083,101             0
  Minority interest in loss of subsidiary
   partnerships                                (154,367)     (156,523)     (153,662)
  (Increase) decrease in assets
   Cash held in escrow                          172,177       906,997       144,143
   Other assets                                 236,450      (445,349)      161,674
  Increase (decrease) in liabilities
   Accounts payable and other liabilities     3,494,029       202,033     2,021,307
   Due to local general partners and
    affiliates                                  136,032        84,308       527,219
   Due to local general partners and
    affiliates                                 (237,443)     (444,256)            0
   Due to general partners and affiliates      (329,617)      (10,539)      832,075
   Due to debt guarantor                      2,467,333     2,306,775     2,724,344
                                            -----------   -----------   -----------

  Total adjustments                          15,657,741    33,999,971    18,453,213
                                            -----------   -----------   -----------

  Net cash (used in) provided by
   operating activities                        (184,483)   (1,285,802)    2,684,749
                                            -----------   -----------   -----------

Cash flows from investing activities:

  Acquisition of property and equipment        (890,758)     (819,881)   (1,290,504)
  Increase in cash held in escrow              (402,787)     (667,023)     (327,512)
  Decrease in cash held in escrow for
   real estate investments                      130,089       814,871       379,247
  Increase in due to local general partners
   and affiliates                               124,570        60,000        60,000
  Decrease in due to local general partners
   and affiliates                              (217,741)     (954,282)     (773,729)
                                            -----------   -----------   -----------

  Net cash used in investing activities      (1,256,627)   (1,566,315)   (1,952,498)
                                            -----------   -----------   -----------

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      Year Ended March 31,
                                            ---------------------------------------
                                                1998         1997*         1996*
                                            -----------   -----------    ----------
Cash flows from financing activities:
  Decrease in deferred costs                          0       162,464             0
  Increase in deferred costs                    (25,115)     (159,673)            0
  Repayments on mortgage notes              (13,579,877)   (5,461,313)     (989,032)
  Borrowings on mortgage notes               12,200,000     4,754,359             0
  Advances from debt guarantor                  637,531     1,926,006             0
  Increase in due to local general partners
   and affiliates                                     0             0            72
  Decrease in due to local general partners
   and affiliates                               (93,824)      (39,119)            0
  Increase (decrease) in capitalization of
   consolidated subsidiaries attributable
   to minority interest                          78,650      (232,904)     (368,953)
                                            -----------   -----------   -----------

  Net cash (used in) provided by
   financing activities                        (782,635)      949,820    (1,357,913)
                                            -----------   -----------   -----------

Net decrease in cash and cash equivalents    (2,223,745)   (1,902,297)     (625,662)

Cash and cash equivalents at beginning
 of year                                      6,518,662     8,420,959     9,046,621
                                            -----------   -----------   -----------

Cash and cash equivalents at end of year    $ 4,294,917   $ 6,518,662   $ 8,420,959
                                            ===========   ===========   ===========

Supplemental disclosure of cash flows
 information:
  Cash paid during the year for interest    $11,009,605   $10,619,520   $10,331,751

Supplemental disclosures of noncash
  investing and financing activities:
  Repayment of mortgage notes advanced by
   debt guarantor                           $   655,000   $   610,000   $   575,000
  Net increase in mortgage notes
   reclassified from accounts payable and
   other liabilities                            230,984       512,992       114,828
  Reclassification of development fees
   payable to contribution by minority
   interest shareholders                              0       882,750             0

Forgiveness of indebtedness income and
  debt restructuring:
  Increase in deferred costs                   (292,231)            0             0
  Decrease in mortgage notes payable           (600,000)            0             0
  Decrease in accounts payable and
   other liabilities                         (3,653,396)            0             0
  Increase in due to local general
   partners and affiliates                    3,500,000             0             0

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

The Partnership has acquired interests in 62 Local Partnerships as of March 31, 1998 and no further acquisitions are anticipated.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 1998, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

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

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest's investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $271,000, $659,000 and $283,000 for the years ended March 31, 1998, 1997 and 1996, respectively (the 1997, 1996 and 1995 fiscal years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1998, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1998.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                       March 31, 1998                 March 31, 1997
                                ---------------------------     --------------------------
                                  Carrying                       Carrying
                                   Amount       Fair Value        Amount       Fair Value
                                ------------    -----------     -----------    -----------
Mortgage notes payable
 for which it is:
Practicable to estimate
 fair value                     $109,703,309    $110,801,816    $55,150,593    $56,077,998
Not practicable                   88,692,930              (a)   145,649,539             (a)

(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Due to local general partners and affiliates

The estimated fair value of the Partnership's due to local general partners and affiliates are as follows:

                                       March 31, 1998                 March 31, 1997
                                ---------------------------     --------------------------
                                  Carrying                       Carrying
                                   Amount       Fair Value        Amount       Fair Value
                                ------------    -----------     -----------    -----------
Due to local general partners
 and affiliates for which it is:
Practicable to estimate
 fair value                      $    29,981               0    $   362,023              0
Not practicable                  $14,122,856              (b)   $10,579,220             (b)

(b) Management believes it is not practical to estimate the fair value of due to local general partners and affiliates, because market information on such unique loans are not currently available to the partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                March 31,               Estimated
                                      ----------------------------     Useful Lives
                                         1998             1997            (Years)
                                      -----------      -----------    --------------

Land                                 $ 12,894,634     $ 12,894,634           -
Building and improvements             285,415,910      285,043,002    15 to 40 years
Other                                   6,340,343        5,858,484    5 to 10 years
                                      -----------      -----------
                                      304,650,887      303,796,120
Less:  Accumulated depreciation       (74,148,437)     (63,453,107)
                                      -----------      -----------

                                     $230,502,450     $240,343,013
                                      ===========      ===========

Included in property and equipment is $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 1998 and 1997. In addition, as of March 31, 1998 and 1997, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $10,713,309, $11,108,603 and $11,885,729, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developers' fees of $25,440,729 as of March 31, 1998 and 1997 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 1997 and 1996 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $17,979 and $305, respectively, due to write-offs on dispositions and $0 and $9,469,214, respectively, due to the loss on impairment of assets relating to R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place").

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                  March 31,
                                                          -------------------------
                                                             1998          1997
                                                          -----------   -----------

Purchase price payments*                                  $   941,808   $ 1,071,897
Real estate taxes, insurance and other (Note 10(a))         7,828,240     8,049,300
Reserve for replacements                                    5,777,869     5,375,082
Tenants' security deposits                                  1,330,202     1,281,319
                                                          -----------   -----------

                                                          $15,878,119   $15,777,598
                                                          ===========   ===========

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                March 31,
                                       ---------------------------
                                          1998             1997          Period
                                       ----------       ----------      ---------
Financing expenses                     $4,896,785       $4,579,439          *
Organization expenses                     807,664          829,921      60 months
                                       ----------       ----------
                                        5,704,449        5,409,360
Less:  Accumulated amortization        (2,096,272)      (1,931,076)
                                       ----------       ----------

                                       $3,608,177       $3,478,284
                                       ==========       ==========

*Over the life of the related mortgages.

Amortization of deferred costs for the years ended March 31, 1998, 1997 and 1996 amounted to $187,453, $364,651and $294,126, respectively. During the years ended March 31, 1998 and 1997 there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $22,257 and $227,795, respectively, and the write-off of $194,683 of deferred costs with accumulated amortization of $32,219 for the year ended March 31, 1997.

NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $917,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2042. Each subsidiary partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rent and leases.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Annual principal payment requirements as of March 31, 1998 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                     Amount
------------------                 ------------
1998                                 $3,167,220
1999                                  3,309,813
2000                                  3,669,155
2001                                  4,055,937
2002                                  4,413,547
Thereafter                          179,780,567
                                    -----------

                                   $198,396,239
                                    ===========

No adjustment has been made in the table above for the events of default and other matters described in Note 10(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $177,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")

During 1997 and 1996, a Local Partnership, River Place, was unable to make the required principal and interest payments on its debt. These payments of $1,292,531 and $1,134,352 in 1997 and 1996, respectively, were paid by The General Retirement System of the City of Detroit ("GRS"), the debt guarantor, on behalf of the Local Partnership. The Local Partnership accrues interest on payments made by the Guarantor at an interest rate of 15% per annum. The debt payments and accrued interest thereon are included in due to debt guarantor.

Jefferson Place, L.P.

Jefferson Place, L.P. ("Jefferson Place") refinanced its existing indebtedness by borrowing $12,200,000 from the City of Olathe, Kansas, as of July 1, 1997. The loan bears interest at the rate of 8.5% per annum, and matures on July 1, 2023. Jefferson Place's prior indebtedness in the principal amount of $12,800,000 and related accrued interest of approximately $3,700,000 was repaid from proceeds of the new loan, a new subordinated loan of $3,500,000 and $1,045,627 of former mortgage debt and accrued interest was forgiven.

NOTE 8 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 10 with respect to River Place) interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1998, 1997 and 1996 are as follows:

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


A)  Related Party Fees

As of March 31, 1998, the excess organization and offering costs totaled $247,465 and is included in other assets.

Liberty Associates received cash distributions from the Local Partnerships of $1,854, $15,473 and $863 during the years ended March 31, 1998, 1997 and 1996, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

During 1997, Whitney Management Corp., an affiliate of the Related General Partner, purchased the general partner interest in the local general partner of one subsidiary partnership: Williamsburg Residential II, L.P.

During 1996, Related G.P. Holdings, Inc., an affiliate of the Related General Partner, purchased the general partner interest in the local general partner of two subsidiary partnerships: 1850 Second Avenue Associates, L.P. and C.V. Bronx Associates, L.P.

B)  Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,300,000, $16,100,000 and $15,600,000 had expired as of March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998 and 1997, approximately $ 4,284,000 and $3,980,000, respectively, has been funded by the Local General Partners to meet such obligations. Amounts funded under such agreements are treated as non interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


C)  Other Related Parties Expenses

The costs incurred to related parties for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                      Year Ended March 31,
                                             --------------------------------------
                                                1998          1997          1996
                                             ----------    ----------    ----------

Partnership management fees (i)              $1,434,000    $1,434,000    $  750,000
Expense reimbursement (ii)                      258,111       172,345       174,662
Property management fees (iii)                1,860,306     1,644,501     1,610,911
Local administrative fee (iv)                   189,966       110,432       101,500
                                             ----------    ----------    ----------

                                             $3,742,383    $3,361,278    $2,637,073
                                             ==========    ==========    ==========

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,374,000 and $1,774,000 were accrued and unpaid at March 31, 1998 and 1997. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The subsidiary partnerships incurred property management fees amounting to $2,157,696, $2,056,191 and $1,995,155 for the years ended March 31, 1998, 1997 and 1996, respectively, of which $1,860,306, $1,644,501 and $1,610,911, respectively, was incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners was $177,825, $73,927 and $76,396 for the years ended March 31, 1998, 1997 and 1996, respectively, which was also incurred to an affiliate of the Related General Partner.

(iv) Liberty Associates, a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 1998 and 1997 consists of the following:

                                                                  March 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Operating deficit advances                                $ 2,149,777   $ 2,013,745
Development fees                                            1,876,876     2,094,617
Operating advances                                          2,946,757     3,175,416
Due to contractor                                              93,290        46,289
General Partner distributions                                 568,783       662,607
Developer loans (i)                                         1,417,739     1,400,170
Land note payable (ii)                                      1,085,096     1,025,096
Long-term note payable (iii)                                3,500,000             0
Management and other operating fees                           514,519       523,303
                                                          -----------   -----------

                                                          $14,152,837   $10,941,243
                                                          ===========   ===========

(i)  Developer loans consist of the following:

                                                                  March 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Jefferson Limited Partnership -                           $   100,000   $   100,000
This loan is unsecured, bears interest at an annually
adjusted rate (5.85% at March 31, 1998 and 5.77% at
March 31, 1997) and has no predetermined due date.

This note is unsecured, bears interest at 9.25% per
annum and is due in the event of sale or refinancing           75,000        75,000
of the property.

Northwood Associates Limited Partnership -                    256,955       239,386
This loan bears interest at 12% per annum and is
payable only out of available surplus cash.

Citrus Meadows Apartments, Ltd. -                             985,784       985,784
This loan bears no interest and can only be repaid        -----------   -----------
with the proceeds from a sale or refinancing.

                                                          $ 1,417,739   $ 1,400,170
                                                          ===========   ===========

Interest expense incurred on developer loans amounted to $30,276, $32,312 and $38,910 for the years ended March 31, 1998, 1997 and 1996, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


(ii) Land note payable consists of the following:

Citrus Meadows Apartments, Ltd. -                         $ 1,085,096   $ 1,025,096
The land for this subsidiary partnership was              ===========   ===========
purchased from the local general partner for a
$600,000 note which accrues interest at 10% per
annum. The principal balance, together with the
accrued interest, is payable upon the sale of the
property or in December 2004, whichever event occurs
first.

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended
December 31, 1997, 1996 and 1995.

(iii) Long-term note payable consists of the following

Jefferson Place L.P.                                      $ 3,500,000   $         0
On July 30, 1997, the local general partner, issued       ===========   ===========
a note payable in the sum of $3,500,000 to the
subsidiary partnership. Interest on this note, at the
rate of 8.5% annually, is payable monthly solely out
of excess cash flow generated by the subsidiary
partnership. The principal plus all outstanding
interest is due July 1, 2023. All payments under this
$3,500,000 note are subordinate to payments due under
the $12,200,000 tax-exempt mortgage bonds.

For the years ended December 31, 1997, 1996 and 1995, mortgage interest included interest from this note in the amount of $126,592, $0 and $0, respectively. On the December 31, 1997 amount, $2,634 was interest calculated on past accrued base interest.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                    Year Ended December 31,
                                           -----------------------------------------
                                               1997          1996           1995
                                           ------------  ------------   ------------
Financial statement
Net loss                                   $(15,842,224) $(35,285,773)  $(15,768,464)

Difference resulting from parent company
having a different fiscal year for income
tax and financial reporting purposes           (509,800)      637,510       (665,038)

Difference between  depreciation and
amortization expense recorded for
financial statement and income tax
reporting purposes                           (1,348,092)   (1,137,185)    (1,343,380)

Tax-exempt interest income                     (133,755)     (133,699)      (138,990)

Expenses and fees not deductible for
income tax purposes                                   0             0        909,915

Loss on impairment of assets                          0    20,083,101              0

Other                                           (28,494)        (5,861)      757,254
                                           ------------  -------------  ------------

Net loss as shown on the Partnership's
income tax return                          $(17,862,365) $(15,841,907)  $(16,248,703)
                                           ============  ============   ============

NOTE 10 - Commitments and Events of Default

a)  Subsidiary Partnerships - Going Concerns

Results of Operations of Certain Local Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")

River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Authority (the "Authority") with outstanding balances totaling $30,735,000 at December 31, 1997. The partnership has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the loans. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Authority to purchase these loans upon occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $27,574,312 including accrued interest on

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


such advances at a rate of 15%. Such amount is included in due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 1998. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 at both March 31, 1998 and 1997. The net loss after minority interest for River Place amounted to approximately $3,648,000, $22,373,000 (after loss on impairment of assets of approximately $18,803,000) and $5,166,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

L.I.H. Chestnut Associates, L.P.
L.I.H. Chestnut Associates, L.P. ("Chestnut") has sustained recurring losses from operations. At December 31, 1997, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued existence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any adjustments that might result from the outcome of this uncertainty. Management of Chestnut is in discussion with the first mortgagee and Chestnut's general and limited partners in an attempt to resolve the default. The Partnership's investment in Chestnut was approximately $348,000 and $824,000 and the minority interest balance was $1,147,092 at March 31, 1998 and 1997, respectively. The net loss after minority interest for Chestnut amounted to approximately $476,000, $348,000 and $306,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

b)  Subsidiary Partnerships - Other

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

The new general partner, which is an affiliate of the Related General Partner, had been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. A Reinstatement and Modification Agreement dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg II and FNMA. Terms of the agreement include: 1. Interest only on the loan for 36 months. 2. Replacement reserve escrow payments

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


waived during 1997. 3. Net operating income is to be turned over to the loan servicer monthly. 4. Execution of a Debt Service Reserve Agreement.

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 be deposited into a debt service escrow account for the mutual benefit of Williamsburg II and Williamsburg Residential, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1997, balances in the two entities accounts totaled $97,653.

In 1997, the Partnership advanced Williamsburg II funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was approximately $334,000 and $0 at March 31, 1998 and 1997, respectively. Williamsburg II's net loss after minority interest amounted to approximately $172,000, $1,368,000 (after provision for impairment of assets of approximately $1,279,974) and $77,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Jefferson Limited Partnership
At December 31, 1997 and 1996, Jefferson Limited Partnership's ("Jefferson") current liabilities exceeded its current assets by over $40,000 and $220,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $34,690 and $47,216 of current liabilities at December 31, 1997 and 1996, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1997. The Partnership's investment in Jefferson was approximately $800,000 and $940,000 at March 31, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $140,000, $133,000 and $146,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Northwood Associates Limited Partnership
Northwood Associates Limited Partnership ("Northwood") is a defendant in a lawsuit brought on by a group of tenants demanding better living conditions. Northwood was found in contempt by the Toledo Municipal Court and the tenants were each awarded an amount for retroactive damages estimated by legal counsel to be aggregately in excess of $200,000 plus attorney fees. Northwood has and still is vigorously defending the action and has filed an appeal. The Plaintiffs have filed a cross-appeal. The case is now pending. Legal counsel for Northwood estimates the chances of prevailing to be 50/50. Therefore, no accrual has been recorded at December 31, 1997. Northwood has proposed a settlement under which the Plaintiffs would retain the money that has been escrowed ($52,000 at December 31, 1997) plus an additional $20,000 and legal fee reimbursements. The offer has not been accepted or re-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


sponded to. As of December 31, 1997, Northwood has charged to operations $52,000 as a reserve against the amount of tenant rents held in escrow.

1850 Second Avenue Associates, L.P.
1850 Second Avenue Associates, L.P. ("1850 Second Ave.") has an application for an exemption from current real estate taxes pending before the New York City Department of Finance and an application for the cancellation of prior year taxes is pending before the office of the Comptroller of the City of New York. As of December 31, 1997, approximately $1,033,964 in outstanding real estate taxes and $509,112 in accrued interest thereon would have to be paid if 1850 Second Ave.'s applications are denied. Management and Counsel have advised that this is the likely outcome. Accordingly, 1850 Second Ave. has recorded a liability of $1,543,076, of which $60,000 was accrued in prior years.

The General Partner of 1850 Second Ave. is West 107th II. The General Partner of West 107th II has entered into a Cash Flow Sharing Agreement with the Special Limited Partners of various other partnerships, pursuant to which cash flow distributions are pooled and held in trust and applied to reduce any deficits of 1850 Second Ave. It is anticipated that in the event 1850 Second Ave. becomes liable for real estate taxes and interest thereon, there will be sufficient funds in the trust account to meet this obligation.

Leases

Four of the subsidiary partnerships are leasing the land on which the Projects are located, for terms ranging from 28 to 99 years. At December 31, 1997, the subsidiary partnerships were committed to minimum future annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,254,383 in total thereafter.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 1998, uninsured cash and cash equivalents approximated $3,013,000.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

e)  Tax Credits

A portion of the low-income housing tax credits are subject to recapture in future years if (i) the Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

During the Fiscal Years 1997, 1996 and 1995, the Partnership generated low-income housing tax credits of approximately $19,632,000, $19,673,000 and $19,673,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                     PART III

Item 10. Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partner interest in Liberty Associates IV L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.

Related Credit Properties III, L.P.

Name                             Position
----                             --------

Stephen M. Ross                  Director

J. Michael Fried                 President, Chief Executive Officer and Director

Alan P. Hirmes                   Senior Vice President

Stuart J. Boesky                 Vice President

Glenn F. Hopps                   Treasurer and Assistant Vice President

Lynn A. McMahon                  Secretary

STEPHEN M. ROSS, 58, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General

Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 35, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has served since 1983, as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Liberty GP III Inc.

Name                             Position
----                             --------

J. Michael Fried                 President, Chief Executive Officer and Director

Alan P. Hirmes                   Senior Vice President

Stuart J. Boesky                 Vice President

Marc D. Schnitzer                Vice President

Denise L. Kiley                  Vice President

Glenn F. Hopps                   Treasurer

Lynn A. McMahon                  Secretary

MARC D. SCHNITZER, 37, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer re-ceived a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 38, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. McMahon is set forth above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                     Name and address of         Amount and Nature of           Percentage
Title of Class       Beneficial Ownership        Beneficial Ownership            of Class
--------------       --------------------        --------------------           ----------

General Partnership  Related Credit Properties   $1,000 capital contribution -     50%
Interest in the      III L.P.                    directly owned
Partnership          625 Madison Avenue
                     New York, NY 10022

                     Liberty GP III Inc.         $1,000 capital contribution -     50%
                     625 Madison Avenue          directly owned
                     New York, NY 10022

Liberty Associates IV L.P. holds a 1% and .998% (see Item 7. with respect to River Place) limited partnership interest in 61 and 1 Local Partnerships, respectively.

No person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs. Neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 23, 1998, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership           Percent of Class
------------------------              --------------------           ----------------

Lehigh Tax Credit Partners, Inc.      13,127.66 (2)(3)                    9.4%

J. Michael Fried                      13,127.66 (2)(3)(4)                 9.4%

Alan P. Hirmes                        13,127.66 (2)(3)(4)                 9.4%

Stuart J. Boesky                      13,127.66 (2)(3)(4)                 9.4%

Stephen M. Ross                       -                                     -

Glenn F. Hopps                        -                                     -

Lynn A. McMahon                       -                                     -

All directors and executive officers  13,127.66 (2)(3)(4)                 9.4%
of the general partner of the
Related General Partner as a group
(six persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to April 4, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BAC's, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement,

(v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the Related General Partner as a general partner of the Partnership or
(ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Related General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 23, 1998, Lehigh I held 6,458.33 BACs and Lehigh II held 6,669.33 BACs.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                               21

         Consolidated Balance Sheets at March 31, 1998 and 1997                    178

         Consolidated Statements of Operations for the years ended March 31,
         1998, 1997 and 1996                                                       179

         Consolidated Statements of Changes in Partners' Capital for the years
         ended March 31, 1998, 1997 and 1996                                       180

         Consolidated Statements of Cash Flows for the years ended March 31,
         1998, 1997 and 1996                                                       181

         Notes to Consolidated Financial Statements                                183

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                              210

         Schedule I - Condensed Financial Information of Registrant                211

         Schedule III - Real Estate and Accumulated Depreciation                   214

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

(3B) Certificate of Limited Partnership of Liberty Tax Credit Plus III L.P., together with amendments filed on November 17, 1988**

(4)      Form of Subscription Agreement (attached to Prospectus as Exhibit B)

(10A)    Escrow Agreement between Registrant and Bankers Trust Company**

(10B)    Forms of Purchase Agreements for purchase of Local Partnership
         Interests**

(21)     Subsidiaries of the Registrant                                            206

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)


                                                                                Sequential
                                                                                   Page
                                                                                ----------
(27)     Financial Data Schedule (filed herewith)                                  218

         ** Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax Credit Plus III L.P.'s
             Registration Statement on Form S-11 (Registration No. 33-25732)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                             Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                       of Organization
         ------------------------------                                    ---------------

         C.V. Bronx Associates, L.P.                                             NY
         Michigan Rural Housing Limited Partnership                              MI
         Jefferson Limited Partnership                                           LA
         Inter-Tribal Indian Village Housing Development Associates, L.P.        RI
         RBM Associates                                                          PA
         Glenbrook Associates                                                    PA
         Affordable Flatbush Associates                                          NY
         Barclay Village II, LTD.                                                PA
         1850 Second Avenue Associates, L.P.                                     NY
         R.P.P. Limited Dividend Housing                                         MI
         Williamsburg Residential II, L.P.                                       KS
         West 104th Street Associates L.P.                                       NY
         Meredith Apartments, LTD.                                               UT
         Ritz Apartments, LTD.                                                   UT
         Ashby Apartments, LTD.                                                  UT
         South Toledo Associates, LTD.                                           OH
         Dunlap School Venture                                                   PA
         Philipsburg Elderly Housing Associates                                  PA
         Franklin Elderly Housing Associates                                     PA
         Wade D. Mertz Elderly Housing Associates                                PA
         Lancashire Towers Associates Limited Partnership                        OH
         Northwood Associates Limited Partnership                                OH
         Brewery Renaissance Associates                                          NY
         Brandywine Court Associates, L.P.                                       FL
         Art Apartments Associates                                               PA
         The Village at Carriage Hills, LTD.                                     TN
         Mountainview Apartments, LTD.                                           TN
         The Park Village, Limited                                               MS
         River Oaks Apartments, LTD.                                             AL
         Forrest Ridge Apartments, LTD.                                          AR
         The Hearthside Limited Dividend Housing Association
           Limited Partnership                                                   MI
         Redemptorist Limited Partnership                                        LA
         Manhattan A Associates                                                  NY
         Broadhurst Willows, L.P.                                                NY
         Weidler Associates Limited Partnership                                  OR
         Gentle Pines-West Columbia Associates, L.P.                             SC
         Lake Forest Estates II, LTD.                                            AL
         Las Camelias Limited Partnership                                        PR
         WPL Associates XXIII                                                    OR
         Broadway Townhouses L.P.                                                NJ
         Puerto Rico Historic Zone Limited Dividend Partnership                  PR
         Citrus Meadows Apartments, LTD.                                         FL
         Sartain School Venture                                                  PA
         Driftwood Terrace Associates, LTD.                                      FL
         Holly Hill, LTD.                                                        TN
         Mayfair Apartments LTD.                                                 TN
         Foxcroft Apartments LTD.                                                AL

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                             Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                       of Organization
         ------------------------------                                    ---------------

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                  (Registrant)

                                        By: RELATED CREDIT PROPERTIES III L.P.,
                                            a General Partner

                                        By: Related Credit Properties III Inc.,
                                            its general partner


Date:  June 25, 1998
                                            By:  /s/ J. Michael Fried
                                                 --------------------
                                                 J. Michael Fried
                                                 President, Chief Executive
                                                 Officer and Director (principal
                                                 executive officer)

                                        By: Liberty GP III Inc.,
                                            a General Partner

Date:  June 25, 1998
                                            By:  /s/ J. Michael Fried
                                                 --------------------
                                                 J. Michael Fried
                                                 President, Chief Executive
                                                 Officer and Director (principal
                                                 executive officer)

                                        and

                                        By: LIBERTY ASSOCIATES III, L.P.,
                                            a General Partner

                                        By: Related Credit Properties III L.P.,
                                            its general partner


Date:  June 25, 1998
                                            By:  /s/ J. Michael Fried
                                                 --------------------
                                                 J. Michael Fried
                                                 President, Chief Executive
                                                 Officer and Director (principal
                                                 executive officer)

                                        By: Liberty GP III Inc.,
                                            a General Partner

Date:  June 25, 1998
                                            By:  /s/ J. Michael Fried
                                                 --------------------
                                                 J. Michael Fried
                                                 President, Chief Executive
                                                 Officer and Director (principal
                                                 executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                               Title                                   Date
----------------------       ----------------------------------------           ---------------

                             President, Chief Executive Officer
                             (principal executive officer) and
                             Director of Related Credit Properties
                             III Inc., (general partner
                             of Related Credit Properties III L.P.
                             and Liberty Associates IV, L.P.)
                             (a General Partner of Registrant)
/s/ J. Michael Fried         and Liberty GP III, Inc.
--------------------         (a General Partner of Registrant)                  June 25, 1998
J. Michael Fried


                             Senior Vice President
                             (principal financial officer)
                             of Related Credit Properties
                             III Inc., (general partner
                             of Related Credit Properties III L.P.
                             and Liberty Associates IV, L.P.)
                             (a General Partner of Registrant)
/s/ Alan P. Hirmes           and Liberty GP III, Inc.
------------------           (a General Partner of Registrant)                  June 25, 1998
Alan P. Hirmes


                             Treasurer (principal accounting officer)
                             of Related Credit Properties
                             III Inc., (general partner
                             of Related Credit Properties III L.P.
                             and Liberty Associates IV, L.P.)
                             (a General Partner of Registrant)
/s/ Glenn F. Hopps           and Liberty GP III, Inc.
------------------           (a General Partner of Registrant)                  June 25, 1998
Glenn F. Hopps


                             Director of Related Credit Properties
                             III Inc., general partner
                             of Related Credit Properties III L.P.
/s/ Stephen M. Ross          and Liberty Associates IV, L.P.
-------------------          (General Partners of Registrant)                   June 25, 1998
Stephen M. Ross

[Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP Letterhead]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 24, 1998 on page 21 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1997, 1996 and 1995 Fiscal Years and
Schedule III at March 31, 1998. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The two subsidiary partnerships' net losses aggregated $4,124,102, (Fiscal 1997), $23,519,749 (Fiscal 1996) and $5,471,930
(Fiscal 1995), and their assets aggregated $24,701,855 and $25,613,840 at March 31, 1998 and 1997, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 24, 1998

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                               March 31,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------

Cash and cash equivalents                              $   563,893   $ 2,837,023
Cash held in escrow                                        941,808     1,071,897
Investment in subsidiary partnerships                   46,427,627    55,100,895
Other assets                                               245,466       245,466
                                                       -----------   -----------

  Total assets                                         $48,178,794   $59,255,281
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                  $ 1,594,411   $ 1,917,071
                                                       -----------   -----------

  Total liabilities                                      1,594,411     1,917,071

Partners' equity                                        46,584,383    57,338,210
                                                       -----------   -----------

Total liabilities and partners' equity                 $48,178,794   $59,255,281
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS


                                                               Year Ended March 31,
                                                     -----------------------------------------
                                                         1998           1997          1996
                                                     ------------   ------------   -----------

Revenues

  Other income                                       $     51,210   $    131,606   $   141,845
                                                     ------------   ------------   -----------

  Total revenues                                          51,210    $    131,606   $   141,845
                                                     ------------   ------------   -----------


Expenses

  General and administrative                              315,341        248,865       227,513
  General and administrative-related parties            1,692,111      1,606,344       924,662
                                                     ------------   ------------   -----------

  Total expenses                                        2,007,452      1,855,209     1,152,175
                                                     ------------   ------------   -----------

  Loss from operations                                 (1,956,242)    (1,723,603)   (1,010,330)
                                                     ------------   ------------   -----------

  Distribution income of subsidiary partnerships
     in excess of investments                                   0         12,956         2,681

  Equity in loss of subsidiary partnerships (*)        (8,797,585)    (8,435,002)   (7,545,818)
                                                     ------------   ------------   -----------

Net loss                                             $(10,753,827)  $(10,145,649)  $(8,553,467)
                                                     ============   ============   ===========

(*) Includes suspended prior year losses of investment in accordance with equity method of accounting amounting to $89,989, $0, and $0 for the years ended March 31, 1998, 1997 and 1996.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               Year Ended March 31,
                                                     -----------------------------------------
                                                         1998           1997          1996
                                                     ------------   ------------   -----------

Cash flows from operating activities:

Net loss                                             $(10,753,827)  $(10,145,649)  $(8,553,467)
                                                     ------------   ------------   -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:

  (Increase) decrease in assets:

  Other assets                                                  0              0        52,348

  Cash held in escrow                                           0              0       672,600

  Increase (decrease) in liabilities:

  Due to general partners and affiliates                 (322,660)       (41,512)      767,976
  Other liabilities                                             0         (2,893)        2,893
                                                     ------------   ------------   -----------

  Total adjustments                                      (322,660)       (44,405)    1,495,817
                                                     ------------   ------------   -----------

  Net cash used in operating activities               (11,076,487)   (10,190,054)   (7,057,650)
                                                     ------------   ------------   -----------

Cash flows from investing activities:

  Equity in loss of subsidiary partnerships             8,797,585      8,435,002     7,545,818
  Distributions from subsidiary partnerships              226,182         99,473       187,921
  Advances and investments
   in subsidiary partnerships                            (408,580)      (814,871)     (379,247)
  Decrease in cash held in escrow-
   purchase price payments                                188,170        814,871       379,247
                                                     ------------   ------------   -----------

  Net cash provided by investing activities             8,803,357      8,534,475     7,733,739
                                                     ------------   ------------   -----------

Net (decrease) increase in cash and
  cash equivalents                                     (2,273,130)    (1,655,579)      676,089

Cash and cash equivalents, beginning of year            2,837,023      4,492,602     3,816,513
                                                     ------------   ------------   -----------

Cash and cash equivalents, end of year               $    563,893   $  2,837,023   $ 4,492,602
                                                     ============   ============   ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998


                                                                 Initial Cost to Partnership    Cost Capitalized
                                                  Carrying       ---------------------------     Subsequent to
                                                  Amount of                     Buildings and     Acquisition:
               Description                        Mortgages         Land        Improvements      Improvements
-------------------------------------------      ------------    -----------    -------------    ----------------

C.V. Bronx Associates, L.P.
  Bronx, NY                                      $          0    $ 1,705,800    $          0      $  4,244,915
Michigan Rural Housing Limited Partnership
  Michigan                                          4,696,089        141,930       4,013,207         1,987,655
Jefferson Limited Partnership
  Schreveport, LA                                   1,381,645         65,000       3,289,429            50,806
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                    1,645,487         36,643       3,290,524           109,552
RBM Associates
  Philadelphia, PA                                    975,000              0       1,590,733            72,853
Glenbrook Associates
  Atglen, PA                                        1,652,474        137,000       2,833,081           123,724
Affordable Flatbush Associates
  Brooklyn, NY                                      1,624,165              0       2,551,365           187,099
Barclay Village II, LTD.
  Chambersburg, PA                                  2,572,064        204,825       3,249,918           532,987
1850 Second Avenue Associates, L.P.
  New York, NY                                              0        920,472       6,262,968           (54,340)
R.P.P. Limited Dividend Housing
  Detroit, MI                                      30,735,000              0      29,051,380       (13,253,805)
Williamsburg Residential II, L.P.
  Witchita, KS                                      1,511,112        358,305       2,713,872        (1,211,361)
West 104th Street Associates, L.P.
  New York, NY                                              0              0               0         3,011,826
Meredith Apartments, LTD.
  Salt Lake City, UT                                  637,194         40,000       1,500,117            20,962
Ritz Apartments, LTD.
  Salt Lake City, UT                                  317,826         59,760         592,704            88,299
Ashby Apartments, LTD.
  Salt Lake City, UT                                  317,826         50,850         549,611           128,546
South Toledo Associates, LTD.
  Toledo, OH                                          835,322         47,571       1,411,386            44,416
Dunlap School Venture
  Philadelphia, PA                                  2,479,332          5,352       4,522,721           147,783
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                   3,210,358         45,000       4,092,500           418,562
Franklin Elderly Housing Associates
  Franklin, PA                                      2,309,417        165,000       2,594,447           135,748
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                   3,470,538         65,000       4,234,049           603,617



                                                 Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                Buildings and                   Accumulated
               Description                          Land        Improvements       Total        Depreciation
-------------------------------------------      -----------    -------------   ------------    ------------

C.V. Bronx Associates, L.P.
  Bronx, NY                                      $ 1,439,504    $  4,511,211    $  5,950,715    $ 1,095,694
Michigan Rural Housing Limited Partnership
  Michigan                                           148,716       5,994,076       6,142,792      1,754,284
Jefferson Limited Partnership
  Schreveport, LA                                     71,786       3,333,449       3,405,235        883,317
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                      43,429       3,393,290       3,436,719        995,390
RBM Associates
  Philadelphia, PA                                     6,786       1,656,800       1,663,586        303,080
Glenbrook Associates
  Atglen, PA                                         143,786       2,950,019       3,093,805        828,745
Affordable Flatbush Associates
  Brooklyn, NY                                         6,787       2,731,677       2,738,464        811,853
Barclay Village II, LTD.
  Chambersburg, PA                                   211,611       3,776,119       3,987,730      1,149,502
1850 Second Avenue Associates, L.P.
  New York, NY                                       392,457       6,736,643       7,129,100      1,894,008
R.P.P. Limited Dividend Housing
  Detroit, MI                                          6,786      15,790,789      15,797,575      1,663,038
Williamsburg Residential II, L.P.
  Witchita, KS                                       362,484       1,498,332       1,860,816        477,893
West 104th Street Associates, L.P.
  New York, NY                                         6,787       3,005,039       3,011,826        704,379
Meredith Apartments, LTD.
  Salt Lake City, UT                                  46,787       1,514,292       1,561,079        442,921
Ritz Apartments, LTD.
  Salt Lake City, UT                                  66,547         674,216         740,763        208,867
Ashby Apartments, LTD.
  Salt Lake City, UT                                  57,637         671,370         729,007        192,496
South Toledo Associates, LTD.
  Toledo, OH                                          51,677       1,451,696       1,503,373        292,980
Dunlap School Venture
  Philadelphia, PA                                     9,458       4,666,398       4,675,856        882,976
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                     68,101       4,487,961       4,556,062      1,475,870
Franklin Elderly Housing Associates
  Franklin, PA                                       169,106       2,726,089       2,895,195        970,801
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                     69,106       4,833,560       4,902,666      1,684,634


                                                                                Life on which
                                                                               Depreciation in
                                                    Year of                     Latest Income
                                                 Construction/     Date         Statements is
               Description                        Renovation     Acquired       Computed(a)(b)
-------------------------------------------      -------------  ----------     ---------------

C.V. Bronx Associates, L.P.
  Bronx, NY                                           1990      June 1989      15-27.5 years
Michigan Rural Housing Limited Partnership
  Michigan                                            1989      Sept. 1989     27.5 years
Jefferson Limited Partnership
  Schreveport, LA                                     1990      Dec. 1989      27.5 years
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                      1989      Oct. 1989      27.5 years
RBM Associates
  Philadelphia, PA                                    1989      Dec. 1989      40 years
Glenbrook Associates
  Atglen, PA                                          1989      Nov. 1989      3-27.5 years
Affordable Flatbush Associates
  Brooklyn, NY                                        1989      Dec. 1989      27.5 years
Barclay Village II, LTD.
  Chambersburg, PA                                    1989      Nov. 1989      5-27.5 years
1850 Second Avenue Associates, L.P.
  New York, NY                                        1989      Nov. 1989      27.5 years
R.P.P. Limited Dividend Housing
  Detroit, MI                                         1989      Nov. 1989      27-31.5 years
Williamsburg Residential II, L.P.
  Witchita, KS                                        1989      Nov. 1989      40 years
West 104th Street Associates, L.P.
  New York, NY                                        1990      Dec. 1989      27.5 years
Meredith Apartments, LTD.
  Salt Lake City, UT                                  1989      Aug. 1989      27.5 years
Ritz Apartments, LTD.
  Salt Lake City, UT                                  1989      Aug. 1989      27.5 years
Ashby Apartments, LTD.
  Salt Lake City, UT                                  1989      Aug. 1989      27.5 years
South Toledo Associates, LTD.
  Toledo, OH                                          1988      Jan. 1990      40 years
Dunlap School Venture
  Philadelphia, PA                                    1989      Jan. 1990      40 years
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                     1990      Feb. 1990      15-27.5 years
Franklin Elderly Housing Associates
  Franklin, PA                                        1989      Feb. 1990      7-24 years
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                     1989      Feb. 1990      27.5 years


                                                                 Initial Cost to Partnership    Cost Capitalized
                                                  Carrying       ---------------------------     Subsequent to
                                                  Amount of                     Buildings and     Acquisition:
               Description                        Mortgages         Land        Improvements      Improvements
-------------------------------------------      ------------    -----------    -------------    ---------------

Lancashire Towers Associates L.P.
  Cleveland, OH                                     3,253,008        265,000       6,871,575           318,666
Northwood Associates Limited Partnership
  Toledo, OH                                        2,063,215        200,000       4,065,856           480,181
Brewery Renaissance Associates
  Middletown, NY                                    3,375,000         77,220         102,780         6,149,166
Brandywine Court Associates, L.P.
  Jacksonville, FL                                  1,427,871         78,000       1,960,262            69,916
Art Apartments Associates
  Philadelphia, PA                                  1,139,224         13,695       2,713,615            56,237
The Village at Carriage Hills, LTD.
  Clinton, TN                                       1,470,024         86,663       1,753,799            58,758
Mountainview Apartments, LTD,
  Newport, TN                                       1,042,864         49,918       1,254,182            74,089
The Park Village, Limited
  Jackson, MS                                         374,387         44,102         749,940            77,387
River Oaks Apartments, LTD.
  Oneonta, AL                                       1,071,330         80,340       1,221,336            51,117
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                    822,196         36,000       1,016,647            63,884
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                       2,922,554        242,550       4,667,594            61,725
Redemptorist L.P.
  New Orleans, LA                                   2,796,300              0       6,497,259            51,202
Manhattan A Associates
  New York, NY                                      4,048,639      1,092,959       5,991,888           358,970
Broadhurst Willows, L.P.
  New York, NY                                              0        102,324       5,151,039            53,644
Weidler Associates Limited Partnership
  Portland, OR                                      1,265,411        225,000               0         2,163,427
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                      3,634,893        327,650       4,276,739           163,252
Lake Forest Estates II, LTD.
  Livingston, AL                                      967,842         21,623       1,182,480            52,722
Las Camelias L.P.
  Rio Piedras, PR                                   6,396,671        249,000           6,400         9,317,987
WPL Associates XIIII
  Portland, OR                                      2,234,959              0       3,721,763           173,781
Broadway Townhouses L.P.
  Camden, NJ                                       10,726,273        163,000       5,120,066        14,424,001



                                                 Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                Buildings and                   Accumulated
               Description                          Land        Improvements       Total        Depreciation
-------------------------------------------      -----------    -------------   ------------    ------------

Lancashire Towers Associates L.P.
  Cleveland, OH                                      269,106       7,186,135       7,455,241      2,087,978
Northwood Associates Limited Partnership
  Toledo, OH                                         204,106       4,541,931       4,746,037      1,257,478
Brewery Renaissance Associates
  Middletown, NY                                      81,326       6,247,840       6,329,166      1,571,921
Brandywine Court Associates, L.P.
  Jacksonville, FL                                    82,106       2,026,072       2,108,178        692,522
Art Apartments Associates
  Philadelphia, PA                                    17,801       2,765,746       2,783,547        766,477
The Village at Carriage Hills, LTD.
  Clinton, TN                                         90,769       1,808,451       1,899,220        530,359
Mountainview Apartments, LTD,
  Newport, TN                                         54,024       1,324,165       1,378,189        406,792
The Park Village, Limited
  Jackson, MS                                         48,208         823,221         871,429        247,087
River Oaks Apartments, LTD.
  Oneonta, AL                                         84,446       1,268,347       1,352,793        284,754
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                    40,106       1,076,425       1,116,531        231,196
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                        246,656       4,725,213       4,971,869      1,707,712
Redemptorist L.P.
  New Orleans, LA                                      4,106       6,544,355       6,548,461      1,756,447
Manhattan A Associates
  New York, NY                                     1,097,065       6,346,752       7,443,817      1,786,639
Broadhurst Willows, L.P.
  New York, NY                                       106,430       5,200,577       5,307,007      1,976,536
Weidler Associates Limited Partnership
  Portland, OR                                       229,106       2,159,321       2,388,427        556,393
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                       331,756       4,435,885       4,767,641      1,608,091
Lake Forest Estates II, LTD.
  Livingston, AL                                      25,729       1,231,096       1,256,825        254,298
Las Camelias L.P.
  Rio Piedras, PR                                    298,878       9,274,509       9,573,387      2,336,814
WPL Associates XIIII
  Portland, OR                                         4,106       3,891,438       3,895,544      1,116,143
Broadway Townhouses L.P.
  Camden, NJ                                         167,106      19,539,961      19,707,067      5,240,843


                                                                                Life on which
                                                                               Depreciation in
                                                    Year of                     Latest Income
                                                 Construction/     Date         Statements is
               Description                        Renovation     Acquired       Computed(a)(b)
-------------------------------------------      -------------  ----------     ---------------

Lancashire Towers Associates L.P.
  Cleveland, OH                                       1989      Feb. 1990      27.5 years
Northwood Associates Limited Partnership
  Toledo, OH                                          1989      Feb. 1990      27.5 years
Brewery Renaissance Associates
  Middletown, NY                                      1990      Feb. 1990      27.5 years
Brandywine Court Associates, L.P.
  Jacksonville, FL                                    1988      Nov. 1989      7-27.5 years
Art Apartments Associates
  Philadelphia, PA                                    1990      Mar. 1990      27.5 years
The Village at Carriage Hills, LTD.
  Clinton, TN                                         1990      Mar. 1990      25-40 years
Mountainview Apartments, LTD,
  Newport, TN                                         1990      Mar. 1990      25-40 years
The Park Village, Limited
  Jackson, MS                                         1990      Mar. 1990      25-40 years
River Oaks Apartments, LTD.
  Oneonta, AL                                         1990      Mar. 1990      25-40 years
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                    1990      Mar. 1990      25-40 years
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                         1990      Mar. 1990      15-27.5 years
Redemptorist L.P.
  New Orleans, LA                                     1990      Mar. 1990      27.5 years
Manhattan A Associates
  New York, NY                                        1990      Apr. 1990      27.5 years
Broadhurst Willows, L.P.
  New York, NY                                        1990      Apr. 1990      10-25 years
Weidler Associates Limited Partnership
  Portland, OR                                        1990      May 1990       15-27.5 years
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                        1990      June 1990      27.5 years
Lake Forest Estates II, LTD.
  Livingston, AL                                      1990      June 1990      25-40 years
Las Camelias L.P.
  Rio Piedras, PR                                     1990      June 1990      27.5 years
WPL Associates XIIII
  Portland, OR                                        1990      July 1990      27.5 years
Broadway Townhouses L.P.
  Camden, NJ                                          1990      July 1990      27.5 years


                                                                 Initial Cost to Partnership    Cost Capitalized
                                                  Carrying       ---------------------------     Subsequent to
                                                  Amount of                     Buildings and     Acquisition:
               Description                        Mortgages         Land        Improvements      Improvements
-------------------------------------------      ------------    -----------    -------------    ---------------

Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                      4,025,000              0               0         6,486,762
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                    7,294,189        610,073               0         9,377,919
Sartain School Venture
  Philadelphia, PA                                  1,957,241          3,883       3,486,875           120,867
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                6,981,043        270,000       7,753,765           256,019
Holly Hill, LTD.
  Greenville, TN                                    1,390,951         50,000       1,631,820           126,266
Mayfair Apartments LTD.
  Morristown, TN                                    1,375,359         50,000       1,614,861            86,261
Foxcroft Apartments
  LTD. Troy, AL                                     1,247,062         75,000       1,382,973           120,962
Canterbury Apartments, LTD.
  Indianola, MS                                     1,430,401         33,000       1,738,871            92,758
Cutler Canal III Associates, LTD.
  Miami, FL                                         7,845,288      1,269,265               0        11,933,201
Jefferson Place L.P.
  Olathe, KS                                       12,200,000        531,063      13,477,553            44,416
Callaway Village, LTD.
  Clinton, TN                                       1,404,373         66,000       1,613,920           114,848
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                        2,868,059        303,837               0         4,792,365
West 132nd Development Partnership
  New York, NY                                      1,698,223              0               0         2,636,852
Site H Development Co.
  Brookyn, NY                                         766,994              0       1,346,000            44,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                  6,155,155        752,000         693,995         6,317,446
Diamond Phase II Venture
  Philadelphia, PA                                  1,877,784              0               0         3,989,774
Bookbindery Associates
  Philadelphia, PA                                  1,525,650              0               0         3,843,720
The Hamlet, LTD.
  Boynton, FL                                       8,318,386      1,180,482               0        13,344,074
Stop 22 Limited Partnership
  Santurce, PR                                      8,573,906              0       4,025,481         6,910,451
Knob Hill Apartments, LTD.
  Greenville, TN                                    1,478,102         75,085               0         1,828,749



                                                 Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                Buildings and                   Accumulated
               Description                          Land        Improvements       Total        Depreciation
-------------------------------------------      -----------    -------------   ------------    ------------

Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                       156,842       6,329,920       6,486,762      1,496,669
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                     812,609       9,175,383       9,987,992      2,541,318
Sartain School Venture
  Philadelphia, PA                                     7,989       3,603,636       3,611,625        677,039
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                 274,106       8,005,678       8,279,784      3,276,261
Holly Hill, LTD.
  Greenville, TN                                      54,106       1,753,980       1,808,086        482,449
Mayfair Apartments LTD.
  Morristown, TN                                      54,106       1,697,016       1,751,122        358,143
Foxcroft Apartments
  LTD. Troy, AL                                       79,106       1,499,829       1,578,935        309,611
Canterbury Apartments, LTD.
  Indianola, MS                                       37,106       1,827,523       1,864,629        383,739
Cutler Canal III Associates, LTD.
  Miami, FL                                        1,273,507      11,928,959      13,202,466      1,737,747
Jefferson Place L.P.
  Olathe, KS                                         535,169      13,517,863      14,053,032      4,602,891
Callaway Village, LTD.
  Clinton, TN                                         70,106       1,724,662       1,794,768        358,227
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                         307,943       4,788,259       5,096,202        751,131
West 132nd Development Partnership
  New York, NY                                        13,106       2,623,746       2,636,852        483,792
Site H Development Co.
  Brookyn, NY                                          4,106       1,386,310       1,390,416        402,245
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                   759,229       7,004,212       7,763,441      1,349,536
Diamond Phase II Venture
  Philadelphia, PA                                    22,081       3,967,693       3,989,774        633,567
Bookbindery Associates
  Philadelphia, PA                                    29,105       3,814,615       3,843,720        616,024
The Hamlet, LTD.
  Boynton, FL                                      1,184,587      13,339,969      14,524,556      3,091,762
Stop 22 Limited Partnership
  Santurce, PR                                       216,918      10,719,014      10,935,932      2,552,446
Knob Hill Apartments, LTD.
  Greenville, TN                                      79,190       1,824,644       1,903,834        352,080


                                                                                Life on which
                                                                               Depreciation in
                                                    Year of                     Latest Income
                                                 Construction/     Date         Statements is
               Description                        Renovation     Acquired       Computed(a)(b)
-------------------------------------------      -------------  ----------     ---------------

Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                        1990      Aug. 1990      27.5 years
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                      1990      July 1990      27.5 years
Sartain School Venture
  Philadelphia, PA                                    1990      Aug. 1990      15-40 years
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                  1989      Sept. 1990     27.5 years
Holly Hill, LTD.
  Greenville, TN                                      1990      Oct. 1990      25-40 years
Mayfair Apartments LTD.
  Morristown, TN                                      1990      Oct. 1990      25-40 years
Foxcroft Apartments
  LTD. Troy, AL                                       1990      Oct. 1990      25-40 years
Canterbury Apartments, LTD.
  Indianola, MS                                       1990      Oct. 1990      25-40 years
Cutler Canal III Associates, LTD.
  Miami, FL                                           1990      Oct. 1990      40 years
Jefferson Place L.P.
  Olathe, KS                                          1990      Oct. 1990      19 years
Callaway Village, LTD.
  Clinton, TN                                         1990      Nov. 1990      25-40 years
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                          1990      Dec. 1990      40 years
West 132nd Development Partnership
  New York, NY                                        1990      Dec. 1990      40 years
Site H Development Co.
  Brookyn, NY                                         1990      Dec. 1990      27.5 years
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                    1990      Dec. 1990      35 years
Diamond Phase II Venture
  Philadelphia, PA                                    1990      Dec. 1990      40 years
Bookbindery Associates
  Philadelphia, PA                                    1990      Dec. 1990      40 years
The Hamlet, LTD.
  Boynton, FL                                         1990      Dec. 1990      27.5 years
Stop 22 Limited Partnership
  Santurce, PR                                        1990      Dec. 1990      27.5-31.5 years
Knob Hill Apartments, LTD.
  Greenville, TN                                      1990      Dec. 1990      25-40 years


                                                                 Initial Cost to Partnership    Cost Capitalized
                                                  Carrying       ---------------------------     Subsequent to
                                                  Amount of                     Buildings and     Acquisition:
               Description                        Mortgages         Land        Improvements      Improvements
-------------------------------------------      ------------    -----------    -------------    ---------------

Conifer James Street Associates
  Syracuse, NY                                      2,475,893         57,034               0         4,453,384
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                   4,103,670              0       7,739,692           214,109
                                                 ------------    -----------    ------------      ------------

                                                 $198,396,239    $12,730,274    $183,175,038      $108,745,575
                                                 ============    ===========    ============      ============



                                                 Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                Buildings and                   Accumulated
               Description                          Land        Improvements       Total        Depreciation
-------------------------------------------      -----------    -------------   ------------    ------------
Conifer James Street Associates
  Syracuse, NY                                        61,139       4,449,279       4,510,418      1,133,672
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                        204       7,953,597       7,953,801      1,428,880
                                                 -----------    ------------    ------------    -----------

                                                 $12,894,634    $291,756,253    $304,650,887    $74,148,437
                                                 ===========    ============    ============    ===========
                                                                                Life on which
                                                                               Depreciation in
                                                    Year of                     Latest Income
                                                 Construction/     Date         Statements is
               Description                        Renovation     Acquired       Computed(a)(b)
-------------------------------------------      -------------  ----------     ---------------

Conifer James Street Associates
  Syracuse, NY                                        1990      Dec. 1990      15-27.5 years
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                     1991      Mar. 1991      15-40 years

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.

                                       Cost of Property and Equipment                    Accumulated Depreciation
                                --------------------------------------------    -----------------------------------------
                                                                     Year Ended March 31,
                                -----------------------------------------------------------------------------------------
                                    1998            1997            1996           1998           1997           1996
                                ------------    ------------    ------------    -----------    -----------    -----------

Balance at beginning of period  $303,796,120    $332,529,029    $331,283,225    $63,453,107    $61,814,023    $49,956,736
Additions during period:
  Improvements                       999,886         819,881       1,290,504
  Depreciation expense                                                           10,713,309     11,108,603     11,885,729
Deductions during period:
  Loss on impairment                              29,552,315               0                     9,469,214              0
  Dispositions                       145,119             475          44,700         17,979            305         28,442
                                ------------    ------------    ------------    -----------    -----------    -----------
Balance at close of period      $304,650,887    $303,796,120    $332,529,029    $74,148,437    $63,453,107    $61,814,023
                                ============    ============    ============    ===========    ===========    ===========

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