Form 10-Q
period 1998-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 1998-08-05
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code (212)421-5333


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ----

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                         June 30,       March 31,
                                          1998           1998
                                          ----           ----

ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $76,827,662 and $74,148,437,
  respectively                          $227,960,573   $230,502,450
Cash and cash equivalents                  3,880,042      4,294,917
Cash held in escrow                       16,483,776     15,878,119
Deferred costs, net of accumulated
  amortization of $2,149,713
  and $2,096,272, respectively             3,554,371      3,608,177
Other assets                               2,501,927      2,516,633
                                        ------------   ------------
  Total assets                          $254,380,689   $256,800,296
                                        ============   ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                $197,969,459   $198,396,239
  Due to debt guarantor                   28,207,690     27,574,312
  Accounts payable and other
   liabilities                            22,380,207     20,494,884
  Due to local general partners and
   affiliates                             13,318,364     14,152,837
  Due to general partners and
   affiliates                              2,361,353      1,975,913
                                        ------------   ------------
  Total liabilities                      264,237,073    262,594,185
                                        ------------   ------------

Minority interest                          1,921,818      2,181,337
                                        ------------   ------------

Commitments and contingencies (Note 4)

Partners' capital:
  Limited partners (139,101.5 BACs
   issued and outstanding)               (10,424,963)    (6,660,017)
  General Partners                        (1,353,239)    (1,315,209)
                                        ------------   ------------
  Total partners' capital                (11,778,202)    (7,975,226)
                                        ------------   ------------
Total liabilities and partners'
  capital                               $254,380,689   $256,800,296
                                        ============   ============

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             Three Months Ended
                                                 June 30,
                                                 --------
                                             1998           1997*
                                             ----           -----

Revenues
Rental income                           $  8,084,168   $  7,963,752
Other                                        503,972        474,395
                                        ------------   ------------
                                           8,588,140      8,438,147
                                        ------------   ------------
Expenses
General and administrative                 1,720,809      1,689,986
General and administrative-
  related parties (Note 2)                   946,832      1,021,982
Operating                                    959,077        949,899
Repairs and maintenance                    1,195,136      1,048,254
Real estate taxes                            554,301        510,172
Insurance                                    349,007        380,023
Interest                                   3,972,617      3,939,459
Depreciation and amortization              2,734,681      2,886,929
                                        ------------  -------------
Total Expenses                            12,432,460     12,426,704
                                        ------------  -------------
Loss before minority interest             (3,844,320)    (3,988,557)
Minority interest in losses of
  subsidiary partnerships                     41,344         34,103
                                        ------------   ------------
Net Loss                                $ (3,802,976)  $ (3,954,454)
                                        ============   ============

Net loss - limited partners             $ (3,764,946)  $ (3,914,909)
                                        ============   ============

Number of BACs outstanding                 139,101.5      139,101.5
                                        ============   ============

Net loss per BAC                        $     (27.07)  $     (28.14)
                                        ============   ============

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                          Limited        General
                           Total          Partners       Partners
                           -----          --------       --------
Partners' capital -
 April 1, 1998          $(7,975,226)    $(6,660,017)    $(1,315,209)

Net loss                 (3,802,976)     (3,764,946)        (38,030)
                         ----------      ----------      ----------

Partners' capital -
 June 30, 1998         $(11,778,202)   $(10,424,963)    $(1,353,239)
                        ===========     ===========      ==========


          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                            June 30,
                                                            --------
                                                     1998               1997
                                                     ----               ----
Cash flows from operating activities:

  Net loss                                        $(3,802,976)      $(3,954,454)

  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:

  Depreciation and amortization                     2,734,681         2,886,929
  Minority interest in loss of
   subsidiaries                                       (41,344)          (34,103)
  Increase  in accounts
   payable and other liabilities                    1,885,323         1,443,686
  Increase in cash held in escrow                    (608,157)         (526,736)
  Decrease (increase) in other assets                  14,706          (161,370)
  Increase in due to general partners
    and affiliates                                    385,440           158,335
  Increase in due to local
   general partners and affiliates                     41,494           202,061
  Decrease in due to local general
   partners and affiliates                           (875,967)         (561,611)
  Increase in due to debt guarantor                   633,378           587,509
                                                  -----------       -----------

  Net cash provided by
   operating activities                               366,578            40,246
                                                  -----------       -----------

Cash flows from investing activities:

  Acquisitions of property
   and equipment                                     (139,363)         (137,291)
  Decrease in cash held in escrow                       2,500                 0
                                                  -----------       -----------

  Net cash used in investing activities              (136,863)         (137,291)
                                                  -----------       -----------


          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                             Three Months Ended
                                                   June 30,
                                                   --------
                                              1998          1997
                                              ----          ----
Cash flows from financing activities:

  Principal payments of mortgage
   notes payable                            (426,780)      (359,154)
  Decrease in deferred costs                     365              0
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest        (218,175)      (359,694)
                                          ----------     ----------

  Net cash used in
    financing activities                    (644,590)      (718,848)
                                          ----------     ----------

Net decrease in cash
  and cash equivalents                      (414,875)      (815,893)

Cash and cash equivalents at
  beginning of period                      4,294,917      6,518,662
                                          ----------     ----------

Cash and cash equivalents at
  end of period                           $3,880,042     $5,702,769
                                          ==========     ==========


          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $63,000 and $66,000 for the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:


                                             Three Months Ended
                                                  June 30,
                                                  --------
                                              1998           1997
                                              ----           ----

Partnership management fees (a)            $ 358,500     $  358,500
Expense reimbursement (b)                     73,456        125,280
Property management fees (c)                 467,876        510,202
Local administrative fee (d)                  47,000         28,000
                                           ---------     ----------
                                           $ 946,832     $1,021,982
                                           =========     ==========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,733,000 and $1,374,000 were accrued and unpaid at June 30, 1998 and March 31, 1998, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $547,354 and $582,480 for the three months ended June 30, 1998 and 1997, respectively, of which $467,876 and $510,202 for the three months ended June 30, 1998 and 1997, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $42,334 and $38,975 for the three months ended June 30, 1998 and 1997, respec-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

tively, which were also incurred to affiliates of the Related General Partner.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships.

As of June 30, 1998 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,229,000 of the purchase price remains to be paid (which includes approximately $939,000 held in escrow).

During the three months ended June 30, 1998, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased by approximately $415,000. This decrease was primarily attributable to acquisitions of property and equipment ($139,000), principal payments of mortgage notes payable ($427,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($218,000) which exceeded cash flow provided by operations ($366,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,735,000) and an increase in due to debt guarantor of ($633,000).

The Partnership has a working capital reserve of approximately $275,000 at both June 30, 1998 and March 31, 1998.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the three months ended June 30, 1998 and 1997, the amounts received from operations of the Local Partnerships approximated $101,000 and $155,000, respectively.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three months ended June 30, 1998 and 1997 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three months ended June 30, 1998 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 1998 as compared to the corresponding period in 1997.

Repairs and maintenance increased approximately $147,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to parking lot repavement and roof replacement at one Local Partnership, roof repairs and carpet replacement at a second Local Partnership, as well as a small increase at a third Local Partnership.

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

Date:  August 4, 1998

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Senior Vice President
                                  (principal financial officer)

Date:  August 4, 1998

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)


                        By: LIBERTY GP III INC.,
                            a General Partner

Date:  August 4, 1998

                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                Senior Vice President
                                (principal financial officer)

Date:  August 4, 1998

                            By: /s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (principal accounting officer)
                        and

                        By: LIBERTY ASSOCIATES IV, L.P.,
                            a General Partner

                        By: Related Credit Properties III, L.P.,
                            its General Partner

                        By: Liberty GP III Inc.,
                            a General Partner

Date:  August 4, 1998

                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                Senior Vice President
                                (principal financial officer)

Date:  August 4, 1998

                            By: /s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (principal accounting officer)