Form 10-Q
period 1998-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 1998-11-13
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                            OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                September 30,       March 31,
                                                     1998              1998
                                                ------------      ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $79,529,695 and $74,148,437,
  respectively                                  $225,495,745      $230,502,450
Cash and cash equivalents                          4,235,114         4,294,917
Cash held in escrow                               16,949,769        15,878,119
Deferred costs, net of accumulated
  amortization of $2,199,447
  and $2,096,272, respectively                     3,504,637         3,608,177
Other assets                                       2,352,505         2,516,633
                                                ------------      ------------
  Total assets                                  $252,537,770      $256,800,296
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                        $197,433,296      $198,396,239
  Due to debt guarantor                           29,394,588        27,574,312
  Accounts payable and other
   liabilities                                    23,038,699        20,494,884
  Due to local general partners and
   affiliates                                     13,290,562        14,152,837
  Due to general partners and
   affiliates                                      2,696,746         1,975,913
                                                ------------      ------------
  Total liabilities                              265,853,891       262,594,185
                                                ------------      ------------

Minority interest                                  1,869,575         2,181,337
                                                ------------      ------------

Commitments and contingencies (Note 4)

Partners' capital:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (13,798,382)       (6,660,017)
  General Partners                                (1,387,314)       (1,315,209)
                                                ------------      ------------
  Total partners' capital                        (15,185,696)       (7,975,226)
                                                ------------      ------------
Total liabilities and partners'
  capital                                       $252,537,770      $256,800,296
                                                ============      ============

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          Three Months Ended              Six Months Ended
                              September 30,                 September 30,
                           1998         1997*           1998           1997
                       -------------------------    --------------------------
Revenues
Rental income        $  8,133,345   $  8,013,871    $16,217,513    $15,977,623
Other                     608,218        591,210      1,112,190      1,065,605
                     ------------   ------------    -----------    -----------
                        8,741,563      8,605,081     17,329,703     17,043,228
                     ------------   ------------    -----------    -----------

Expenses
General and
  administrative        1,563,222      1,708,915      3,284,031      3,407,568
General and
  administrative-
  related parties
  (Note 2)                927,042        869,443      1,873,874      1,882,758
Operating                 836,434        818,346      1,795,511      1,768,245
Repairs and
  maintenance           1,297,454      1,153,870      2,492,590      2,202,124
Real estate taxes         522,423        491,274      1,076,724      1,001,446
Insurance                 357,424        382,947        706,431        762,970
Interest                3,935,228      4,013,072      7,907,845      7,952,531
Depreciation and
  amortization          2,749,752      2,817,993      5,484,433      5,704,922
                     ------------   ------------    -----------    -----------
Total Expenses         12,188,979     12,255,860     24,621,439     24,682,564
                     ------------   ------------    -----------    -----------
Loss before minority
  interest             (3,447,416)    (3,650,779)    (7,291,736)    (7,639,336)
Minority interest in
  losses of subsidiary
  partnerships             39,922         38,441         81,266         72,544
                     ------------   ------------    -----------    -----------
Net Loss             $ (3,407,494)   $(3,612,338)   $(7,210,470)   $(7,566,792)
                     ============   ============    ===========    ===========

Net loss - limited
  partners           $ (3,373,419)   $(3,576,215)   $(7,138,365)   $(7,491,124)
                     ============   ============    ===========    ===========

Number of BACs
  outstanding            139,101.5     139,101.5      139,101.5      139,101.5
                     ============   ============    ===========    ===========

Net loss per BAC     $     (24.25)  $     (25.71)   $    (51.32)   $    (53.85)
                     ============   ============    ===========    ===========







*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                   Limited           General
                               Total               Partners          Partners
                             -----------         -----------       -----------
Partners' capital -
 April 1, 1998              $ (7,975,226)        $(6,660,017)      $(1,315,209)

Net loss                      (7,210,470)         (7,138,365)          (72,105)
                            ------------         -----------       -----------

Partners' capital -
 September 30, 1998         $(15,185,696)       $(13,798,382)      $(1,387,314)
                            ============        ============       ============

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Six Months Ended
                                                          September 30,
                                                     1998               1997
                                                   ---------        ----------
Cash flows from operating activities:

  Net loss                                       $(7,210,470)      $(7,566,792)

  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:

  Depreciation and amortization                    5,484,433         5,704,922
  Minority interest in loss of
   subsidiaries                                      (81,266)          (72,544)
  Increase  in accounts
   payable and other liabilities                   2,543,815         1,409,166
  Increase in cash held in escrow                 (1,074,150)         (796,428)
  Decrease (increase) in other assets                164,128          (315,080)
  Increase in due to general partners
    and affiliates                                   720,833           421,962
  Increase in due to local
   general partners and affiliates                    84,804           102,360
  Decrease in due to local general
   partners and affiliates                          (947,079)         (471,199)
  Increase in due to debt guarantor                1,820,276         1,953,707
                                                   ---------         ---------

  Net cash provided by
   operating activities                            1,505,324           370,074
                                                   ---------        ----------

Cash flows from investing activities:

  Acquisitions of property
   and equipment                                    (374,553)         (148,904)
  Decrease in cash held in escrow                      2,500            64,419
                                                   ---------        ----------

  Net cash used in investing activities             (372,053)          (84,485)
                                                   ---------        ----------


          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                         Six Months Ended
                                                           September 30,
                                                  ----------        ----------
                                                     1998               1997
                                                  ----------        ----------
Cash flows from financing activities:

  Principal payments of mortgage
   notes payable                                    (962,943)         (979,930)
  Decrease in deferred costs                             365                 0
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                (230,496)         (486,021)
                                                   ---------        ----------

  Net cash used in
    financing activities                          (1,193,074)       (1,465,951)
                                                   ---------        ----------

Net decrease in cash
  and cash equivalents                               (59,803)       (1,180,362)

Cash and cash equivalents at
  beginning of period                              4,294,917         6,518,662
                                                   ---------         ---------

Cash and cash equivalents at
  end of period                                   $4,235,114        $5,338,300
                                                   =========         =========



          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $56,000 and $60,000 and $119,000 and $126,000 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are in-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

cluded in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:

                          Three Months Ended               Six Months Ended
                              September 30,                  September 30,
                           1998              1997        1998           1997
                       ---------------------------------------------------------
Partnership manage-
  ment fees (a)          $358,500       $358,500     $  717,000     $  717,000
Expense reimburse-
  ment (b)                 66,043         51,353        139,499        176,633
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)     39,185         40,224         81,519         79,199
Local administra-
  tive fee (d)             47,000         28,000         94,000         56,000
                         --------       --------     ----------     ----------
                          510,728        478,077      1,032,018      1,028,832
                         --------       --------     ----------     ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)    416,314        391,366        841,856        853,926
                         --------       --------     ----------     ----------

Total general and
  administrative-
  related parties        $927,042       $869,443     $1,873,874     $1,882,758
                         ========       ========     ==========     ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,041,000 and $1,374,000 were ac-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

crued and unpaid at September 30, 1998 and March 31, 1998, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners perform asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) The subsidiary partnerships incurred property management fees amounting to $527,621 and $515,084 and $1,074,975 and $1,097,564 for the three and six months ended September 30, 1998 and 1997, respectively, of which $455,499 and $431,590 and $923,375 and $933,125 for the three and six months ended September 30, 1998 and 1997, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $39,185 and $40,224 and $81,519 and $79,199 for the three and six months ended September 30, 1998 and 1997, respectively, which were also incurred to affiliates of the General Partners.

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

As of September 30, 1998 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,229,000 of the purchase price remains to be paid (which includes approximately $939,000 held in escrow).

During the six months ended September 30, 1998, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased by approximately $60,000. This decrease was primarily attributable to acquisitions of property and equipment ($375,000), principal payments of mortgage notes payable ($963,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($230,000) which exceeded cash flow provided by operations ($1,505,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,484,000) and an increase in due to debt guarantor of ($1,820,000).

The Partnership has a working capital reserve of approximately $176,000 and $275,000 at September 30, 1998 and March 31, 1998.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the six months ended September 30, 1998 and 1997, the amounts received from operations of the Local Partnerships approximated $123,000 and $202,000, respectively.

Partnership management fees owed to the General Partners amounting to approximately $2,041,000 and $1,374,000 were accrued and unpaid at September 30, 1998 and March 31, 1998, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the tax credit period.

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the balance of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three and six months ended September 30, 1998 and 1997 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and six months ended September 30, 1998 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and 2% for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance remained fairly consistent with a decrease of approximately 2% for both the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997.

Repairs and maintenance increased approximately $144,000 and $290,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to increases at six Local Partnerships. There was an increase at one Local Partnership due to parking lot repavement and roof repairs. The increases at the second and third Local Partnerships were due to carpet and floor replacements, painting and wall repairs resulting from apartment turnover and landscaping. The increase at the fourth Local Partnership was due to painting the exterior of the building and an extensive bi-annual exterminating treatment. The increase at the fifth Local Partnership was due to the hiring of an outside security company and there was an increase due to the installation of a six foot fence around the perimeter of the property at the sixth Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue con-cerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partners have incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                                  (Registrant)


                     By:  RELATED CREDIT PROPERTIES III L.P.,
                          a General Partner

                     By:  Related Credit Properties III Inc.,
                          General Partner

Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                              --------------------------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                              --------------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)


                     By:  LIBERTY GP III INC.,
                          a General Partner

Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                              --------------------------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                              --------------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)
                     and

                     By:  LIBERTY ASSOCIATES IV, L.P.,
                          a General Partner

                     By:  Related Credit Properties III, L.P.,
                          its General Partner

                     By:  Liberty GP III Inc.,
                          a General Partner

Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                              --------------------------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                              --------------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)