Form 10-Q
period 1998-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 1999-01-27
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended December 31, 1998

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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                         December 31,    March 31,
                                             1998          1998
                                        -------------  -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $82,157,438 and $74,148,437,
  respectively                          $223,168,854   $230,502,450
Cash and cash equivalents                  4,551,236      4,294,917
Cash held in escrow                       17,190,658     15,878,119
Deferred costs, net of accumulated
  amortization of $2,250,958
  and $2,096,272, respectively             3,453,491      3,608,177
Other assets                               2,546,379      2,516,633
                                        ------------   ------------
Total assets                            $250,910,618   $256,800,296
                                        ============   ============



                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (continued)
                                  (Unaudited)

                                         December 31,    March 31,

                                             1998          1998
                                        -------------  -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable                  $197,030,527   $198,396,239
Due to debt guarantor                     30,061,586     27,574,312
Accounts payable and other
  liabilities                             23,825,581     20,494,884
Due to local general partners and
  affiliates                              13,444,972     14,152,837
Due to general partners and
  affiliates                               3,172,448      1,975,913
                                        ------------   ------------
Total liabilities                        267,535,114    262,594,185
                                        ------------   ------------

Minority interest                          1,834,185      2,181,337
                                        ------------   ------------

Commitments and contingencies
  (Note 4)

Partners' capital:
Limited partners (139,101.5 BACs
  issued and outstanding)                (17,038,637)    (6,660,017)
General Partners                          (1,420,044)    (1,315,209)
                                        ------------   ------------
Total partners' capital                  (18,458,681)    (7,975,226)
                                        ------------   ------------
Total liabilities and partners'
  capital                               $250,910,618   $256,800,296
                                        ============   ============

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                              Three Months Ended               Nine Months Ended
                                  December 31,                    December 31,
                             1998            1997*           1998            1997*
                         ------------    ------------    ------------    ------------
Revenues
Rental income            $  8,198,296    $  7,943,507    $ 24,415,809    $ 23,921,130
Other                         628,841         478,814       1,741,031       1,544,419
                         ------------    ------------    ------------    ------------
                            8,827,137       8,422,321      26,156,840      25,465,549
                         ------------    ------------    ------------    ------------

Expenses
General and
  administrative            1,712,148       1,611,192       4,898,042       4,998,006
General and
  administrative-
  related parties
  (Note 2)                    897,872         904,105       2,869,883       2,807,617
Operating                     812,872         811,718       2,608,383       2,579,963
Repairs and
  maintenance               1,449,310       1,208,060       3,941,900       3,410,184
Real estate taxes             280,134         499,836       1,356,858       1,501,282
Insurance                     346,473         377,697       1,052,904       1,140,667
Interest                    3,957,449       4,000,061      11,865,294      11,952,592
Depreciation and
  amortization              2,679,254       2,877,593       8,163,687       8,582,515
                         ------------    ------------    ------------    ------------
Total Expenses             12,135,512      12,290,262      36,756,951      36,972,826
                         ------------    ------------    ------------    ------------
Loss before minority
  interest                 (3,308,375)     (3,867,941)    (10,600,111)    (11,507,277)
Minority interest in
  losses of subsidiary
  partnerships                 35,390          34,842         116,656         107,386
                         ------------    ------------    ------------    ------------
Loss before extra-
  ordinary item            (3,272,985)     (3,833,099)    (10,483,455)    (11,399,891)
Extraordinary item-
  forgiveness of
  indebtedness income
  (Note 3)                          0         862,682               0         862,682
                         ------------    ------------    ------------    ------------

Net loss                 $ (3,272,985)   $ (2,970,417)   $(10,483,455)   $(10,537,209)
                         ============    ============    ============    ============

Loss before extra-
  ordinary item-
  limited partners       $ (3,240,255)   $ (3,794,768)   $(10,378,620)   $(11,285,892)
Extraordinary item-
  limited partners                  0         854,055               0         854,055
                         ------------    ------------    ------------    ------------
Net loss - limited
  partners               $ (3,240,255)   $ (2,940,713)   $(10,378,620)   $(10,431,837)
                         ============    ============    ============    ============

Number of BACs
  outstanding               139,101.5       139,101.5       139,101.5       139,101.5
                         ============    ============    ============    ============



                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (continued)
                                   (Unaudited)


                              Three Months Ended               Nine Months Ended
                                  December 31,                    December 31,
                             1998            1997*           1998            1997*
                         ------------    ------------    ------------    ------------
Net loss per BAC
  before extra-
  ordinary item          $     (23.29)   $     (27.28)   $     (74.61)   $     (81.13)

Extraordinary item               0.00            6.14            0.00            6.14
                         ------------    ------------    ------------    ------------

Net loss per BAC         $     (23.29)   $     (21.14)   $     (74.61)   $     (74.99)
                         ============    ============    ============    ============

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                        Limited          General
                         Total          Partners         Partner
                      ------------    ------------    ------------

Partners' capital -
 April 1, 1998        $ (7,975,226)   $ (6,660,017)   $ (1,315,209)

Net loss               (10,483,455)    (10,378,620)       (104,835)
                      ------------    ------------    ------------

Partners' capital -
 December 31, 1998    $(18,458,681)   $(17,038,637)   $ (1,420,044)
                      ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Nine Months Ended
                                                          December 31,
                                                     1998             1997
                                                 -------------   -------------
Cash flows from operating activities:

Net loss                                         $(10,483,455)   $(10,537,209)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Extraordinary item - forgiveness
  of indebtedness (Note 3)                                  0        (862,682)
Depreciation and amortization                       8,163,687       8,582,515
Minority interest in loss of
  subsidiaries                                       (116,656)       (107,386)
Increase  in accounts
  payable and other liabilities                     3,330,697       2,675,618
Increase in cash held in escrow                    (1,315,039)     (1,142,596)
Increase in other assets                              (29,746)       (603,054)
Increase (decrease) in due to
  general partners and affiliates                   1,196,535        (351,941)
Increase in due to local
  general partners and affiliates                     118,277         149,038
Decrease in due to local general
  partners and affiliates                            (826,142)       (556,991)
Increase in due to debt guarantor                   2,487,274       2,581,722
                                                 ------------    ------------

Net cash provided by (used in)
  operating activities                              2,525,432        (172,966)
                                                 ------------    ------------



                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                       Nine Months Ended
                                                          December 31,
                                                     1998             1997
                                                 -------------   -------------
Cash flows from investing activities:

Acquisitions of property
  and equipment                                      (675,405)       (379,056)
Decrease in cash held in escrow                         2,500          64,419
                                                 ------------    ------------

Net cash used in investing activities                (672,905)       (314,637)
                                                 ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                    (1,365,712)    (13,371,586)
Borrowing on mortgage notes                                 0      12,200,000
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                  (230,496)       (495,507)
                                                 ------------    ------------
Net cash used in financing activities              (1,596,208)     (1,667,093)
                                                 ------------    ------------

Net increase (decrease) in cash
  and cash equivalents                                256,319      (2,154,696)

Cash and cash equivalents at
  beginning of period                               4,294,917       6,518,662
                                                 ------------    ------------

Cash and cash equivalents at
  end of period                                  $  4,551,236    $  4,363,966
                                                 ============    ============




                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                       Nine Months Ended
                                                          December 31,
                                                     1998             1997
                                                 -------------   -------------
Supplemental disclosure of non-cash activities:

Increase in due to local general
  partners and affiliates                        $          0    $  3,500,000

Forgiveness of indebtedness income (Note 3):

Decrease in mortgage notes payable                          0        (600,000)
Decrease in accounts payable
  and other liabilities                                     0        (262,682)

See Accompanying Notes to Consolidated Financial Statements.


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $55,000 and $48,000 and $174,000 and $174,000 for the three and nine months ended December 31, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if

                       LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

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

                       LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 31, 1998 and 1997 were as follows:

                              Three Months Ended             Nine Months Ended
                                 December 31,                    December 31,
                             1998            1997*           1998            1997*
                         ------------    ------------    ------------    ------------
Partnership manage-
  ment fees (a)          $    358,500    $    358,500    $  1,075,500    $  1,075,500
Expense reimburse-
  ment (b)                     51,000          48,000         190,499         224,633
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)         48,444          40,577         129,963         119,776
Local administra-
  tive fee (d)                 47,000          28,000         141,000          84,000
                         ------------    ------------    ------------    ------------
Total general and
  administrative-
  General Partners            504,944         475,077       1,536,962       1,503,909
                         ------------    ------------    ------------    ------------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)        392,928         429,028       1,332,921       1,303,708
                         ------------    ------------    ------------    ------------

Total general and
  administrative-
  related parties        $    897,872    $    904,105    $  2,869,883    $  2,807,617
                         ============    ============    ============    ============

*Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds

                       LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,400,000 and $1,374,000 were accrued and unpaid at December 31, 1998 and March 31, 1998, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $619,901 and $546,137 and $1,694,876 and $1,643,701 for the three and nine months ended December 31, 1998 and 1997, respectively, of which $539,509 and $490,359 and $1,462,884 and $1,423,484 for the three and nine months ended December 31, 1998 and 1997, respectively, were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners were $48,444 and $40,577 and $129,963 and $119,776 for the three and nine months ended December 31, 1998 and 1997, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                       LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

Note 3 - Mortgage Notes Payable

Jefferson Place, L.P.

Jefferson Place, L.P. ("Jefferson Place") refinanced its existing indebtedness by borrowing $12,200,000 from the City of Olathe, Kansas, as of July 1, 1997. The loan bears interest at the rate of 8.5% per annum, and matures on July 1, 2023. Jefferson Place's prior indebtedness in the principal amount of $12,800,000 and related accrued interest of approximately $3,700,000 was repaid from proceeds of the new loan; a subordinated loan in the approximate amount of $3,500,000 remains outstanding, and approximately $863,000 of former mortgage debt and accrued but unpaid interest was forgiven.

Note 4 - Commitments and Contingencies

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

As of December 31, 1998 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,229,000 of the purchase price remains to be paid (which includes approximately $939,000 held in escrow).

During the nine months ended December 31, 1998, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships increased by approximately $256,000. This increase was primarily attributable to cash flow provided by operations ($2,525,000) which exceeded acquisitions of property and equipment ($675,000), principal payments of mortgage notes payable ($1,366,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($230,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($8,164,000) and an increase in due to debt guarantor of ($2,487,000).

The Partnership has a working capital reserve of approximately $68,000 and $275,000 at December 31, 1998 and March 31, 1998.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the nine months ended December 31, 1998 and 1997, the amounts received from operations of the Local Partnerships approximated $123,000 and $202,000, respectively.

Partnership management fees owed to the General Partners amounting to approximately $2,400,000 and $1,374,000 were accrued and unpaid at December 31, 1998 and March 31, 1998, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Results of Operations

Results of operations for the three and nine months ended December 31, 1998 and 1997 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and nine months ended December 31, 1998 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 2% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance and real estate taxes remained fairly consistent with decreases of approximately 2% for both the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997.

Other income increased approximately $150,000 and $197,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to increases at two Local Partnerships. There was an increase at one Local Partnership due to the receipt of insurance proceeds resulting from a roof warranty. The increase at the second Local Partnership is due to a rebate from signing a new cable contract and termination fees resulting from early cancellation of rental leases.

Repairs and maintenance increased approximately $241,000 and $532,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to increases at seven Local Partnerships. There was an increase at one Local Partnership due to parking lot repayment and roof repairs. The increase at the second Local Partnership was due to carpet and floor replacements, painting and wall repairs resulting from apartment turnover and landscaping. The increase at the third Local Partnership was due to painting the exterior of the building and an extensive bi-annual exterminating treatment. The increase at the fourth Local Partnership was due to elevator repairs, water pump replacement and external repairs resulting from damage caused by Hurricane Georges. The increase at the fifth Local Partnership was due to the hiring of an outside security company. The increase at the sixth Local Partnership was due to roof repairs. The increase at the seventh Local Partnership was due to the installation of a nine foot fence around the perimeter of the property.

Real estate taxes decreased approximately $220,000 and $144,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to the write-off of accrued real estate taxes due to a settlement of prior years taxes owed.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                    By: RELATED CREDIT PROPERTIES III L.P.,
                        a General Partner

                    By: Related Credit Properties III Inc.,
                        General Partner

Date: January 26, 1999

                    By: /s/ Alan P. Hirmes
                        -----------------------------------------
                        Alan P. Hirmes,
                        Senior Vice President
                        (principal financial officer)

Date:  January 26, 1999

                    By: /s/ Glenn F. Hopps
                        -----------------------------------------
                        Glenn F. Hopps,
                        Treasurer
                        (principal accounting officer)


                    By: LIBERTY GP III INC.,
                        a General Partner

Date:  January 26, 1999

                    By: /s/ Alan P. Hirmes
                        -----------------------------------------
                        Alan P. Hirmes,
                        Senior Vice President
                        (principal financial officer)

Date:  January 26, 1999

                    By: /s/ Glenn F. Hopps
                        -----------------------------------------
                        Glenn F. Hopps,
                        Treasurer
                        (principal accounting officer)
                  and

                    By: LIBERTY ASSOCIATES IV, L.P.,
                        a General Partner

                    By: Related Credit Properties III, L.P.,
                        its General Partner

                    By: Liberty GP III Inc.,
                        a General Partner

Date:  January 26, 1999

                    By: /s/ Alan P. Hirmes
                        -----------------------------------------
                        Alan P. Hirmes,
                        Senior Vice President
                        (principal financial officer)

Date:  January 26, 1999

                    By: /s/ Glenn F. Hopps
                        -----------------------------------------
                        Glenn F. Hopps,
                        Treasurer
                        (principal accounting officer)