Form 10-K
period 1999-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 1999-06-23
CIK 843076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No   ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of Registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None

Index to exhibits may be found on page 209

PART I

Item 1.  Business.

General

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Proper-ties III Inc., a Delaware corporation. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty Gen-eral Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partner interest in Liberty Associates IV L.P., the special limited partner of the Partner-ship. Pursuant to the Partnership's Amended and Restated Partnership Agree-ment, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Lib-erty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

On May 2, 1989, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Inter-ests").

As of March 30, 1990, (the date on which the Partnership held the final clos-ing of the sale of BACs and on which the Offering was terminated), the Part-nership had received $139,101,500 of gross proceeds of the Offering from 9,082 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Part-nerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit") ("Rehabilitation Projects"; and together with the Apartment Complexes, the"Properties"). Some of the Apart-ment Complexes benefit from one or more other forms of federal or state hous-ing assistance. The Partnership's investment in each Local Partnership rep-resents from 27% to 98% of the Partnership's interests in the Local Partner-ship. As of March 31, 1999, approximately $109,000,000 (not including acqui-sition fees) of net proceeds have been invested in 62 Local Partnerships.
The Partnership does not anticipate making any additional investments.  See
Item 2, Properties, below.

Liberty Associates IV, L.P. ("Liberty Associates") is the Special Limited Partner in all 62 Local Partnerships. Liberty Associates has certain rights and obligations in its role as Special Limited Partner which permit this af-filiate of the registrant to exercise control over the management and poli-cies of the subsidiaries.

The Partnership has been formed to invest primarily in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Re-form Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are to:

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

3. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposi-tion of the Properties.

4. Provide cash distributions when available from the operations of the Properties, current taxes on which are expected to be substantially deferred.

5. Allocate passive losses to individual BACs holders to offset passive in-come that they may realize from rental real estate investments and other pas-sive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent re-striction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the begin-ning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (1) the Partnership ceases to meet qualification requirements , (2) there is a decrease in the qualified basis of the Projects, or (3) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership continues to meet its primary objective of generating Housing Tax Credits; approximately $19,584,000, $19,632,000 and $19,673,000, during the years ended March 31, 1999, 1998, and 1997, respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may re-alize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business in-come.

Cash distributions received from the Local Partnerships have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distribu-tions to BACs holders in circumstances other than refinancings or sales.

There can be no assurance that the Partnership will achieve its investment objectives.

Certain subsidiaries are subject to HUD restrictions which limit annual cash distributions to partners and restrict the subsidiaries from selling or oth-erwise liquidating their assets during the period that the agreement with HUD is in existence, without HUD's approval.

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

Also, certain subsidiary partnerships obtain grants from local authorities to fund construction costs of the properties and in order to qualify must main-tain the low-income nature of the property, among other provisions.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distribu-tions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental as-sistance contracts expire.

Competition
The real estate business is highly competitive and substantially all of the Properties acquired and to be acquired by the Partnership are subject to ac-tive competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

Employees
The Partnership does not have any direct employees. All services are per-formed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in con-nection with the performance by their employees of services for the Partner-ship in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership holds a 98% limited partnership interest in 61 Local Partner-ships and a 26.46% limited partnership interest in 1 Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 62 Local Partnerships own 66 apartment complexes. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apart-ment Complexes (the "Local Partnership Schedule"). Further information con-cerning these Local Partnerships and their Properties, including any encum-brances affecting the properties, may be found in Item 14. Schedule III.

Local Partnership Schedule
Name and Location          % of Units Occupied  at  May 1,
(Number of Units)    Date Acquired    1999    1998    1997    1996    1995

C.V. Bronx Associates, L.P./
Gerald Gardens
Bronx, NY  (121)         June 1989    98    97    97    97    95
Michigan Rural Housing
Limited Partnership
Michigan  (192)(*)       September 1989    94    98    97    89    90
Jefferson Limited Partnership
Schreveport, LA  (69)    December 1989    93    100    94    99    96
Inter-Tribal Indian Village Housing
Development Associates, L.P.
Providence, RI  (36)     October 1989    100    97    94    100    100
RBM Associates/Spring Garden
Philadelphia, PA  (8)    December 1989    100    100    100    100    100
Glenbrook Associates
Atglen, PA  (35)         November 1989    97    100    100    100    100
Affordable Flatbush Associates
Brooklyn, NY  (30)       December 1989    93    100    97    100    97
Barclay Village II, LTD.
Chambersburg, PA  (87)   November 1989    98    95    100    100    100
1850 Second Avenue Associates, L.P.
New York, NY  (48)       October 1989    100    100    100    100    100
R.P.P. Limited Dividend Housing/
River Place
Detroit, MI  (301)       November 1989    98    98    95    97    99
Williamsburg Residential II, L.P.
Wichita, KS  (50)        November 1989    90    76    74    92    96
West 104th Street Associates L.P.
New York, NY  (56)       December 1989    100    100    98    100    98
Meredith Apartments, LTD.
Salt Lake City, UT  (22) August 1989    100    100    100    100    100
Ritz Apartments, LTD.
Salt Lake City, UT  (30) August 1989    100    100    93    100    100
Ashby Apartments, LTD.
Salt Lake City, UT  (27) August 1989    96    93    96    96    100
South Toledo Associates, LTD.
Toledo, OH  (18)         January 1990    94    94    94    100    100
Dunlap School Venture
Philadelphia, PA  (35)   January 1990    97    97    100    92    98
Philipsburg Elderly Housing
Associates
Philipsburg, PA  (103)    February 1990    97    97    98    99    98
Franklin Elderly Housing
Associates
Franklin, PA  (89)        February 1990    100    99    99    99    99
Wade D. Mertz Elderly Housing
Associates
Sharpsville, PA  (103)    February 1990    100    98    98    99    99
Lancashire Towers Associates
Limited Partnership
Cleveland, OH  (240)      February 1990    96    100    98    100    100
Northwood Associates Limited
Partnership
Toledo, OH  (176)         February 1990    94    95    96    97    92
Brewery Renaissance Associates
Middletown, NY  (53)      February 1990    98    94    98    98    98
Brandywine Court Associates, L.P.
Jacksonville, FL  (52)    November 1989    92    94    98    94    90
Art Apartments Associates
Philadelphia, PA  (30)    March 1990    100    100    97    83    94
The Village at Carriage Hills, LTD.
Clinton, TN  (48)         March 1990    96    100    100    100    100
Mountainview Apartments, LTD.
Newport, TN  (34)         March 1990    97    100    100    100    100
The Park Village, Limited
Jackson, MS  (24)         March 1990    100    100    100    100    100
River Oaks Apartments, LTD.
Oneonta, AL  (35)         March 1990    97    94    100    100    100
Forrest Ridge Apartments, LTD.
Forrest City, AR  (25)    March 1990    100    100    100    100    100
The Hearthside Limited Dividend
Housing Association Limited
Partnership
Portage, MI  (101)        March 1990    100    97    99    98    100
Redemptorist Limited Partnership
New Orleans, LA  (126)    March 1990    94    95    95    98    95
Manhattan A Associates
New York,  NY  (99)       April 1990    98    99    97    97    98
Broadhurst Willows, L.P.
New York, NY  (129)       April 1990    97    97    92    96    97
Weidler Associates Limited
Partnership
Portland, OR  (52)        May 1990    100    100    100    98    98
Gentle Pines-West Columbia
Associates, L.P.
Columbia, SC  (150)       June 1990    98    97    100    99    97
Lake Forest Estates II, LTD.
Livingston, AL  (32)      June 1990    100    97    100    100    97
Las Camelias Limited Partnership
Rio Piedras, PR  (166)    June 1990    97    97    100    100    98
WPL Associates XXIII
Portland, OR  (48)        July 1990    97    96    92    97    98
Broadway Townhouses L.P.
Camden, NJ  (175)         July 1990    100    100    100    100    100
Puerto Rico Historic Zone Limited
Dividend Partnership
San Juan, PR  (67)        August 1990    100    96    100    100    100
Citrus Meadows Apartments, LTD.
Brandenton, FL  (200)     July 1990    88    94    96    94    96
Sartain School Venture
Philadelphia, PA  (35)    August 1990    91    100    98    89    98
Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL  (176) September 1990    100    100    100    100    99
Holly Hill, LTD.
Greenville, TN  (46)      October 1990    98    100    100    100    96
Mayfair Apartments LTD.
Morristown, TN  (48)      October 1990    96    100    100    100    100
Foxcroft Apartments LTD.
Troy, AL  (48)            October 1990    98    100    98    98    100
Canterbury Apartments, LTD.
Indianola, MS  (48)       October 1990    98    90    90    100    100
Cutler Canal III Associates, LTD.
Miami, FL  (262)          October 1990    98    96    94    95    97
Jefferson Place L.P.
Olathe, KS  (352)         October 1990    97    95    96    93    99
Callaway Village, LTD.
Clinton, TN  (46)         November 1990    93    100    100    100    100
Commerce Square Apartments
Associates L.P.
Smyrna, DE  (80)          December 1990    96    95    100    95    98
West 132nd Development
Partnership
New York, NY  (40)        December 1990    100    100    95    88    95
Site H Development Co.
Brooklyn, NY  (11)        December 1990    93    100    100    100    100
L.I.H. Chestnut Associates, L.P.
Philadelphia, PA  (78)    December 1990    97    96    94    97    85
Diamond Phase II Venture
Philadelphia, PA  (32)    December 1990    100    100    97    91    97
Bookbindery Associates
Philadelphia, PA  (41)    December 1990    100    93    98    98    93
The Hamlet, LTD.
Boynton Beach, FL  (240)  December 1990    89    97    93    98    92
Stop 22 Limited Partnership
Santurce, PR  (153)       December 1990    99    99    100    100    99
Knob Hill Apartments, LTD.
Greenville, TN  (48)      December 1990    100    100    100    100    100
Conifer James Street Associates
Syracuse, NY  (73)        December 1990    79    91    92    92    79
Longfellow Heights Apartments, L.P.
Kansas City, MO  (104)    March 1991    94    95    98    98    86

(*)  Consists of five apartment complexes located throughout Michigan.


Generally, the General Partners required in connection with investments in Local Partnerships that the general partners of the Local Partnerships ("Lo-cal General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization, the Partnership's investment ("Guaran-tee Period"). In each case, the operating deficits have been funded by Oper-ating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $17,300,000 have expired as of March 31, 1999. In cases where the General Partners deem it appropriate, the obliga-tions of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

The Tax Credits are available for a ten-year period which commences when the property is occupied by qualified tenants. However, the annual Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants must be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Com-plex in service. In these cases, the Partnership was allocated Tax Credits only beginning in the month following the month in which the Partnership ac-quired its interest. In addition, Tax Credits allocated in any prior period may not be claimed by the Partnership. The Partnership has also acquired Lo-cal Partnership Interests in which some of the Local Partnerships owning his-toric complexes qualifies for the Historic Rehabilitation Tax Credit. The amount of the Historic Rehabilitation Tax Credit is generally 20% of quali-fied rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circum-stances, in the year in which the rehabilitation expenditure is made.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rent from commercial tenants (to which average rental per square foot ap-plies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indexes in various geographic areas. Market conditions, however determine the amount of rent actually charged.

Management continuously reviews the physical state of the properties and sug-gests to the respective Local General Partner budget improvements, which are generally funded from cash flow from operations or release of replacement re-serve escrows.

Management annually reviews the insurance coverage of the properties and be-lieves such coverage is adequate.

See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

The Partnership has issued 27,820.3 Limited Partnership Interests, each rep-resenting a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $139,101,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor III Inc. (the "Assignor Limited Partner"), which has in turn issued 139,101.5 BACs to the purchasers thereof for an aggregate purchase price of $139,101,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a Limited Partnership Interest held by the As-signor Limited Partner. BACs may be converted into Limited Partnership In-terests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any es-tablished trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restric-tions should prevent a public trading market from developing and may ad-versely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 1, 1999, the Partnership has approximately 9,022 registered holders of an aggregate of 139,101.5 BACs.

All of the Partnership's general partnership interests, representing an ag-gregate capital contribution of $2,000, are held by the two General Partners.

Certain subsidiaries are subject to HUD restrictions which limit annual cash distributions to partners and restrict the subsidiaries from selling or oth-erwise liquidating their assets during the period that the agreement with HUD is in existence, without HUD's approval.

Pursuant to the terms of the Partnership Agreement there are no material re-strictions that restrict the ability of the Partnership to make distribu-tions.

However, the Partnership has made no distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distribu-tions to its BACs holders other than from net refinancing or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership from the last five fiscal years.   Additional financial information
is set forth in the audited financial statements in Item 8 hereof.
Year Ended March 31,
OPERATIONS
1999             1998             1997               1996                1995
Revenues  $36,122,840   $33,735,906   $33,542,935   $33,211,908   $32,437,587
Operating
expenses  (51,078,523)  (50,778,124)  (48,902,130)  (49,134,034)  (47,897,186)
Loss on
impairment
of assets           0             0   (20,083,101)            0             0
Loss before
minority
interest and
extraordinary
gain      (14,955,683)  (17,042,218)  (35,442,296)  (15,922,126)  (15,459,599)
Minority
interest in
income of
subsidiary
partnerships  259,094       154,367       156,523       153,662       158,671
Extraordinary
item-
forgiveness on
indebtedness
income              0     1,045,627             0             0             0
Net
loss     $(14,696,589) $(15,842,224) $(35,285,773) $(15,768,464) $(15,300,928)
Net
loss -
limited
partners $(14,549,623) $(15,683,802) $(34,932,915) $(15,610,779) $(15,147,919)
Net
loss
per
BAC      $    (104.60) $    (112.75) $    (251.13) $    (112.23) $    (108.90)
Year Ended March 31,
FINANCIAL POSITION
1999            1998            1997           1996            1995
Total
assets $245,335,047  $256,800,296  $268,870,640  $302,121,868  $314,010,691

Total
liabili-
ties   $266,334,183  $262,594,185  $258,746,588  $257,205,366  $252,803,110

Minority
interest $1,672,679  $  2,181,337  $  2,257,054  $  1,763,731  $  2,286,346

Total
partners'
(deficit)
capital$(22,671,815) $ (7,975,226) $  7,866,998  $ 43,152,771  $ 58,921,235

During the years ended March 31, 1995 through 1999, total assets decreased primarily due to depreciation and loss on impairment of assets (for the year ended March 31, 1997), partially offset by net addition to property and equipment. During the years ended March 31, 1998 through 1999, total li-abilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obliga-tions at the remaining Local Partnerships. During the year ended March 31, 1997, total liabilities decreased primarily due to payment of obligations. During the years ended March 31, 1995 through 1996, total liabilities in-creased primarily due to the accrual of principal and interest payments at one of the Local Partnerships, partially offset by payments of obligations at the remaining Local Partnerships.

CASH DISTRIBUTION
The Partnership has made no distributions to the BACs holders as of March 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

Through March 31, 1999, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships of which approximately $1,229,000 remains to be paid (which in-cludes approximately $939,000 held in escrow).

During the year ended March 31, 1999, the Partnership's primary source of funds included (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships.

For the year ended March 31, 1999, cash and cash equivalents of the Partner-ship and its 62 consolidated subsidiary partnerships decreased by approxi-mately $33,000. This decrease was primarily attributable to acquisition of property and equipment ($1,226,000), repayments on mortgage notes ($1,563,000), a decrease in capitalization of consolidated subsidiaries at-tributable to minority interest ($250,000) and a net decrease in due to local general partners and affiliates ($530,000) which exceeded cash flow provided by operations ($3,559,000). Included in the adjustments to reconcile the net loss to cash flow provided by operations is depreciation and amortization in the amount of $11,659,000 and an increase in due to debt guarantor in the amount of $2,621,000.

The Partnership has a working capital reserve of approximately $57,000 at March 31, 1999.

The Partnership is not expected to have access to additional sources of fi-nancing, and in particular will not have the ability to assess BAC holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partner-ship to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the partnership level) will be additional third party debt fi-nancing (which may not be available if, as expected, the property owned by the Local Partnership is already substantially leveraged or, as in the case of the New York program properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the property and result in adverse tax consequences to the BAC holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a property is uncertain. If sources are not available, the Local Partnership would risk foreclosure on its property if it were unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of the Local Partnership to refinance their underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the compliance period with respect to such Local Partner-ship's property.

Cash distributions received from the Local Partnerships remain relatively im-material. These distributions, as well as the working capital reserves re-ferred to above, will be used towards the future operating expenses of the Partnership.

During the years ended March 31, 1999, 1998 and 1997, the amounts received from operations of the Local Partnerships approximated $161,000, $226,000, and $112,000, respectively.

The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, in which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Op-erating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, gen-erally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,300,000, $17,300,000, and $16,100,000 had expired as of
March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999 and 1998, approximately $4,709,000 and $4,284,000, respectively, has been funded by the Local General Partners to meet such obligations. All operating deficit guar-antees expire within the next year. Management does not expect their expira-tion to have a material impact on liquidity, based on prior years' fundings.

In addition, several Local Partnerships were initially subject to Rent-Up Guarantee Agreements, in which the general partners of the Local General Partner agree to pay liquidated damages if predetermined occupancy rates are not achieved. As of March 31, 1999, all such guarantees have expired.

Partnership management fees owed to the General Partners amounted to approxi-mately $2,758,000 and $1,374,000 were accrued and unpaid at March 31, 1999 and 1998. Without the General Partners' continued accrual and without pay-ment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obli-gation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see
Results of Operations of Certain Local Partnerships below.   Since the maxi-
mum loss the Partnership would be liable for is its net investment in the re-spective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or finan-cial condition in a material way. However, the Partnership's loss of its in-vestment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the Credit Pe-riod.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing up-swings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the prop-erty during the remainder of the ten-year period. If trends in the real es-tate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1999, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1999.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1999, 1998 and 1997 (the "Fiscal 1998", "Fiscal 1997" and "Fiscal 1996", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation, and mortgage inter-est.

The net loss for the 1998, 1997 and 1996 Fiscal Years totaled $14,696,589, $15,842,224, and $35,285,773, respectively.

1998 vs. 1997

Rental income increased approximately 3% for the year ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to rental rate in-creases.

Other income increased approximately $1,355,000 for the year ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to the following increases at four Local Partnerships. There was an increase at one Local Partnership due to the receipt of insurance proceeds resulting from a roof warranty. The increase at the second Local Partnership is due to a re-bate from signing a new cable contract and termination fees resulting from early cancellation of rental leases. The increase at the third Local Part-nership resulted from a real estate tax settlement which reduced the accrued interest owed on prior year delinquent taxes. The increase at the fourth Lo-cal Partnership resulted from the reversal of the excess reserve established to cover the maximum exposure of disputed property tax assessments.

Total expenses, excluding real estate taxes, remained fairly consistent with an increase of approximately 3% for the year ended March 31, 1999 as compared to the corresponding period in 1998.

Real estates taxes decreased approximately $1,236,000 for the year ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to the write-off of accrued real estate taxes due to a settlement of prior year taxes owed at one Local Partnership.

1997 vs. 1996
Rental income increased approximately 1% for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to rental rate in-creases.

Total expenses, excluding repairs and maintenance, real estate taxes and loss on impairment of assets, remained fairly consistent with a decrease of ap-proximately 1% for the year ended March 31, 1998 as compared to the corre-sponding period in 1997.

General and administrative-related parties increased approximately $381,000 for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to an increase in expense reimbursements payable to the General Partners, the change at three Local Partnerships from an unaffiliated property manager to one which is an affiliate and an increase in administra-tive fees received from the Local Partnerships.

Repairs and maintenance expense increased approximately $547,000 for the year ended March 31, 1998 as compared to the corresponding period in 1997 primar-ily due to increases at six Local Partnerships. There was an increase at one Local Partnership due to the replacement of floor coverings and carpets in certain apartments and the hiring of additional security. The increase at the second Local Partnership was due to the cycle painting of apartments.
The increase at the third Local Partnership was due to the new management company hiring outside contractors to do maintenance repairs rather than hav-ing the work done by in-house employees. The increase at the fourth Local Partnership was due to parking lot repairs and the painting of vacant units. The increase at the fifth Local Partnership was due to the repainting of cer-tain units, the replacement of carpets, roof repairs and landscaping improve-ments. The increase at the sixth Local Partnership was due to the painting of the exterior of the buildings.

Real estate taxes increased approximately $1,581,000 for the year ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to an accrual of the expected tax liability resulting from the probable outcome of a pending tax exemption application at one Local Partnership.

Results of Operations of Certain Local Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River
Place")
River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Authority (the "Authority") with outstanding balances totaling $30,040,000 at December 31, 1998. The Partnership has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the loans. River Place's debt guaran-tor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Authority to purchase these loans upon occurrence of cer-tain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $30,855,866 including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the re-quired debt service payments during 1999. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncer-tainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 at both March 31, 1999 and 1998. The net loss after minority interest for River Place amounted to approximately $3,185,000, $3,648,000 and $22,373,000 (after loss on impairment of assets of approximately $18,803,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

L.I.H. Chestnut Associates, L.P. ("Chestnut")
Chestnut has sustained recurring losses from operations. At December 31, 1998, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued exis-tence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any ad-justments that might result from the outcome of this uncertainty. The Gen-eral Partner of Chestnut is in discussion with the first mortgagee and Chest-nut's limited partners in an attempt to resolve the default. The Partner-ship's investment in Chestnut was approximately $0 and $348,000 and the mi-nority interest balance was $1,147,092 at March 31, 1999 and 1998, respec-tively. The net loss after minority interest for Chestnut amounted to ap-proximately $463,000, $476,000 and $348,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Williamsburg Residential II, L.P. ("Williamsburg II")
In November 1996, the general partner of Williamsburg II stopped making the mortgage note payments which constituted an event of default. On January 1, 1997, the general partner was replaced.

A Reinstatement and Modification Agreement dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg II and Federal National Mortgage Association ("FNMA"). Terms of the agreement include: 1. Interest only on the loan for 36 months. 2. Replacement reserve escrow payments waived during 1997. 3. Net operating income is to be turned over to the loan servicer monthly. 4. Execution of a Debt Service Reserve Agreement.

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg II and Williamsburg Residential, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1998 and 1997, balances in the two entities accounts totaled $0 and $97,653, respectively.

In 1997, the Partnership advanced Williamsburg II funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. Additional advances were made by the limited partner during 1998 to keep the mortgage and escrow payments cur-rent. As of March 31, 1999, the Partnership has advanced approximately $351,000 to Williamsburg II. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was approximately $332,000 and $334,000 at March 31, 1999 and 1998, respectively. Williamsburg II's net loss after minority interest amounted to approximately $213,000, $172,000 and $1,368,000 (after loss on impairment of assets of approximately $1,280,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

Jefferson Limited Partnership ("Jefferson")
At December 31, 1998 and 1997, Jefferson's current liabilities exceeded its current assets by over $25,000 and $40,000, respectively. Although this con-dition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $21,220 and $34,690 of current liabilities at December 31, 1998 and 1997, respectively, are to related parties which do not intend to pursue payment beyond Jeffer-son's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1998. The Part-nership's investment in Jefferson was approximately $668,000 and $800,000 at March 31, 1999 and 1998, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $132,000, $140,000, and $133,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

1850 Second Avenue Associates, L.P. ("1850 Second Ave.")
1850 Second Avenue has an application for an exemption from current real es-tate taxes pending before the New York City Department of Finance and an ap-plication for the cancellation of prior year taxes is pending before the of-fice of the Comptroller of the City of New York. As of December 31, 1997, approximately $1,033,964 in outstanding real estate taxes and $509,112 in ac-crued interest thereon would have to be paid if 1850 Second Ave.'s applica-tions are denied. Management and Counsel have advised that this is the likely outcome. Accordingly, 1850 Second Ave. has recorded a liability of $1,543,076, of which $60,000 was accrued in prior years.

On January 8, 1999, 1850 Second Ave. and the City of New York entered into a settlement agreement, which in turn, resulted in a reduction of delinquent taxes and accrued interest thereon. Such aggregate reduction of $749,022 has been shown as a reduction in real estate taxes for financial statement pur-poses at December 31, 1998.

On February 9, 1999, 1850 Second Ave. paid off its real estate tax obligation along with accrued interest from the funds borrowed from its general partner and affiliates.

Other Subsidiary Partnerships

Four of the subsidiary partnerships are leasing the land on which the Proj-ects are located for terms ranging from 28 to 99 years. At December 31, 1998, the subsidiary partnerships were committed to minimum annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,099,253 in total, thereafter.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 com-pliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of ma-terial service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Other

The Partnership's investment in the Local Partnerships is subject to the risks incident to management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which, could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial vi-ability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These risks stem from governmen-tal regulations concerning tenant eligibility, which may make it more diffi-cult to rent apartments in the complexes; difficulties in obtaining govern-ment approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assis-tance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor. However, continued inflation should al-low for appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
                                                                		Sequential
		                                                                Page
(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report	                                          20


	Consolidated Balance Sheets at March 31, 1999 and 1998	                183

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997	                                                184

	Consolidated Statements of Changes in Partners' (Deficit) Capi-
tal for the Years Ended March 31, 1999, 1998 and 1997	                  185

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997	                                                186

	Notes to Consolidated Financial Statements	                            188

INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) (the "Partner-ship") as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the finan-cial statements of 61 (Fiscal 1998, 1997 and 1996) subsidiary partnerships whose losses aggregated $11,808,044, $48,514,709 and $33,407,170 (including a provision for impairment of assets of $20,083,101) of the Partnership's net loss for the 1998, 1997 and 1996 Fiscal Years, respectively, and whose assets constituted 95% of the Partnership's assets at March 31, 1999 and 1998, pre-sented in the accompanying consolidated financial statements. The financial statements of these 61 subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial posi-tion of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997, in conformity with generally ac-cepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contin-gencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going con-cern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The two subsidiary partner-ships' net losses aggregated $3,647,759 (Fiscal 1998), $4,124,102 (Fiscal
1997) and $23,519,749 (Fiscal 1996), and their assets aggregated $23,096,175 and $24,701,855 at March 31, 1999 and 1998, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompany-ing consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
June 22, 1999

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                                            March 31,
                                    1999                  1998
Property and equipment -
at cost, less accumulated
depreciation (Notes 2, 4 and 10)    $220,262,429    $230,502,450
Cash and cash equivalents
(Notes 2 and 10)                       4,261,662    4,294,917
Cash held in escrow (Note 5)          15,170,739    15,878,119
Deferred costs - less accumulated
amortization (Notes 2 and 6)           3,415,694     3,608,177
Other assets                           2,224,523        2,516,633

Total assets                        $245,335,047    $256,800,296


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note 7)     $196,503,570    $198,396,239
Due to debt guarantor
(Notes 7 and 10(a))                   30,855,866    27,574,312
Accounts payable and other
liabilities                           21,561,937    20,494,884
Due to local general partners and
affiliates (Note 8)                   13,731,640    14,152,837
Due to general partners and
affiliates (Note 8)                    3,681,170    1,975,913

Total liabilities                    266,334,183    262,594,185

Minority interest (Note 2)             1,672,679        2,181,337

Commitments and contingencies
(Notes 7, 8 and 10)

Partners' deficit
Limited partners (139,101.5 BACs
issued and outstanding) (Note 1)     (21,209,640)    (6,660,017)
General partners                      (1,462,175)       (1,315,209)

Total partners' deficit              (22,671,815)       (7,975,226)

Total liabilities and
partners' deficit                   $245,335,047    $256,800,296

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Year Ended March 31,
                 1999                  1998                  1997
Revenues
Rental income    $  33,282,554    $  32,250,396    $  31,997,180
Other                2,840,286        1,485,510        1,545,755
                    36,122,840      33,735,906      33,542,935
Expenses
General and
administrative       6,143,062    5,843,674    5,605,944
General and
administrative-
related parties
(Note 8)             3,592,742    3,742,383    3,361,278
Repairs and
maintenance          5,848,011    5,332,720    4,785,295
Operating and
other                4,072,781    4,080,561    4,384,824
Real estate taxes    2,333,761    3,569,388    1,988,029
Insurance            1,308,342    1,429,941    1,534,903
Interest            16,121,311    15,878,695    15,768,603
Depreciation and
amortization        11,658,513    10,900,762    11,473,254
Loss on impairment
of assets                    0             0      20,083,101

Total expenses      51,078,523      50,778,124      68,985,231
Loss before minority
interest and
extraordinary gain (14,955,683)    (17,042,218)    (35,442,296)
Minority interest
in loss of subsidiary
partnerships           259,094           154,367           156,523

Loss before
extraordinary item (14,696,589)    (16,887,851)    (35,285,773)
Extraordinary item -
forgiveness of
indebtedness income
(Note 7)                     0       1,045,627              0

Net loss         $ (14,696,589)    $ (15,842,224)    $ (35,285,773)

Loss before
extraordinary item -
limited partners $ (14,549,623)    $ (16,718,973)    $ (34,932,915)

Extraordinary item -
limited partners             0        1,035,171           0

Net loss -
limited partners $ (14,549,623)    $ (15,683,802)    $ (34,932,915)

Number of BACs
outstanding          139,101.5        139,101.5        139,101.5

Loss before
extraordinary
item per BAC    $      (104.60)    $    (120.19)    $    (251.13)

Extraordinary item
per BAC                      0             7.44                0

Net loss per BAC    $  (104.60)    $    (112.75)    $    (251.13)

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                         Limited    General
                           Total         Partners    Partners
Partners' capital (deficit) -
April 1, 1996           $ 43,152,771    $ 43,956,700    $   (803,929)

Net loss, year ended
March 31, 1997           (35,285,773)    (34,932,915)       (352,858)

Partners' capital (deficit) -
March 31, 1997             7,866,998    9,023,785    (1,156,787)

Net loss, year ended
March 31, 1998           (15,842,224)    (15,683,802)       (158,422)

Partners' deficit -
March 31, 1998            (7,975,226)    (6,660,017)    (1,315,209)

Net loss, year ended
March 31, 1999           (14,696,589)    (14,549,623)       (146,966)

Partners' deficit -
March 31, 1999          $(22,671,815)    $(21,209,640)    $ (1,462,175)

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     Year Ended March 31,
                           1999             1998             1997*

Cash flows from operating activities:

Net loss              $(14,696,589)    $(15,842,224)    $(35,285,773)

Adjustments to
reconcile net
loss to net cash
provided by
(used in)
operating activities:
Depreciation and
amortization            11,658,513    10,900,762    11,473,254
Forgiveness of
indebtedness income              0    (1,045,627)    0
Loss on sale of property
and equipment                    0    18,012    170
Loss on impairment of assets     0    0    20,083,101
Minority interest in
loss of subsidiary
partnerships              (259,094)    (154,367)    (156,523)
(Increase) decrease
in assets:
Cash held in escrow        730,975    172,177    906,997
Other assets               292,110    236,450    (445,349)
Increase (decrease)
in liabilities:
Due to debt guarantor    2,620,949    2,467,333    2,306,775
Accounts payable and
other liabilities        1,397,788    3,494,029    202,033
Due to local general
partners and affiliates    834,215    136,032    84,308
Due to local general
partners and affiliates   (725,357)    (237,443)    (444,256)
Due to general partners
and affiliates           1,705,257     (329,617)           (10,539)

Total adjustments       18,255,356     15,657,741     33,999,971

Net cash provided by
(used in)
operating activities     3,558,767         (184,483)      (1,285,802)

Cash flows from
investing activities:

Acquisition of property
and equipment           (1,226,009)    (890,758)    (819,881)
Increase in cash held
in escrow                  (26,095)    (402,787)    (667,023)
Decrease in cash held in
escrow for
real estate investments      2,500    130,089    814,871
Increase in due to local
general partners
and affiliates              90,434    124,570    60,000
Decrease in due to local
general partners
and affiliates            (592,148)         (217,741)         (954,282)

Net cash used in
investing activities    (1,751,318)      (1,256,627)      (1,566,315)

Cash flows from
financing activities:
Decrease in deferred costs       0    0    162,464
Increase in deferred costs       0    (25,115)    (159,673)
Repayments on mortgage
notes                   (1,562,799)    (13,579,877)    (5,461,313)
Borrowings on mortgage
notes                            0    12,200,000    4,754,359
Advances from debt guarantor     0    637,531    1,926,006
Increase in due to
local general partners
and affiliates              70,135          0            0
Decrease in due to
local general partners
and affiliates             (98,476)    (93,824)    (39,119)
(Decrease) increase in
capitalization of consolidated
subsidiaries attributable
to minority interest      (249,564)     78,650       (232,904)

Net cash (used in)
provided by
financing activities    (1,840,704)    (782,635)         949,820

Net decrease in cash
and cash equivalents       (33,255)    (2,223,745)    (1,902,297)

Cash and cash equivalents
at beginning of year     4,294,917      6,518,662    8,420,959

Cash and cash equivalents
at end of year        $  4,261,662    $  4,294,917    $  6,518,662

Supplemental disclosure
of cash flows information:
Cash paid during the
year for interest      $11,307,707    $11,009,605    $10,619,520

Supplemental disclosures
of noncash investing
 and financing activities:
Repayment of mortgage
notes advanced by
debt guarantor       $     660,605    $     655,000    $     610,000
Net increase in
mortgage notes
reclassified from
accounts payable
and other liabilities      330,735    230,984    512,992
Reclassification of
development fees payable
to contribution by
minority interest
shareholders                     0          0    882,750

Forgiveness of indebtedness
income and
debt restructuring:
Increase in deferred costs       0    (292,231)    0
Decrease in mortgage
notes payable                    0    (600,000)    0
Decrease in accounts
payable and
other liabilities                0    (3,653,396)    0
Increase in due to
local general
partners and affiliates          0    3,500,000    0

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

NOTE 1 - General


Liberty Tax Credit Plus III L.P., a Delaware limited partnership (the "Part-nership"), was organized on November 17, 1988. The Partnership had no opera-tions until commencement of the public offering on May 2, 1989. The general partners of the Partnership are Related Credit Properties III L.P., a Dela-ware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning lever-aged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Re-form Act of 1986, and to a lesser extent in Local Partnerships owning proper-ties that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit").

The Partnership has acquired interests in 62 Local Partnerships as of March 31, 1999 and no further acquisitions are anticipated.

The Partnership is authorized to issue a total of 150,000 Beneficial Assign-ment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 1999, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offer-ing was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allo-cated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 62 subsidiary partnerships in which the Partnership is the principal lim-
ited partner.   Through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary part-nerships.

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted ac-counting principles.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arises from cash contributions and cash dis-tributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest's investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $247,000, $271,000 and $659,000 for the years ended March 31, 1999, 1998 and 1997, respectively (the 1998, 1997 and 1996 fiscal years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest
capital, if any.   In consolidation, all subsidiary partnerships' losses are
included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1999, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1999.

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

e)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to le-gal, accounting, and registration fees, are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering ex-penses. These costs are charged directly to limited partners' capital. (See
Note 8).

f)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated.

g)  Use of Estimates

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

The estimated fair values of the Partnership's mortgage note payable are as follows:
                      March 31, 1999              March 31, 1998
                      Carrying                    Carrying
                      Amount       Fair Value      Amount      Fair Value
Mortgage Notes Payable
  for which it is:
Practicable to
estimate fair
value              $125,498,520   $125,285,699   $109,703,309  $110,801,816
Not
Practicable          71,005,050    (*)             88,692,930    (*)

(*) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar character-istics are not currently available to the partnerships.

Due to local general partners and affiliates

The estimated fair value of the Partnership's due to local general partners and affiliates are as follows:
                     March 31, 1999               March 31, 1998
                     Carrying                     Carrying
                     Amount       Fair Value      Amount       Fair Value
Due to local
general partners
  and affiliates
for which it is:
Practicable to
estimate fair
value              $       33,332          0         $29,981           0
Not practicable       $13,698,308         (*)    $14,122,856          (*)

(*) Management believes it is not practical to estimate the fair value of due to local general partners and affiliates, because market information on such unique loans are not currently available to the partnership.

The carrying amount of other financial instruments that require such disclo-sure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:
                                                         Estimated
                        March 31,                        Useful Lives
                    1999                 1998                (Years)
Land                $  12,894,634    $  12,894,634
Building and
improvements          286,063,924    285,415,910      15 to 40 years
Other                   6,912,921        6,340,343     5 to 10 years
                      305,871,479    304,650,887
Less:  Accumulated
depreciation          (85,609,050)     (74,148,437)

                     $220,262,429    $230,502,450

Included in property and equipment is $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 1999 and 1998. In addition, as of March 31, 1999 and 1998, buildings and im-provements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $11,466,030, $10,713,309, and $11,108,603, respectively.

In connection with the rehabilitation of the properties, the subsidiary part-nerships have incurred developers' fees of $25,440,729 as of March 31, 1999 and 1998 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 1998 and 1997 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $5,417 and $17,979, respectively, due to write-offs on dispositions.

As a result of R.P.P. Limited Dividend Housing Association Limited Partner-ship's ("River Place") recurring losses and operating cash shortfalls (see
Note 10), management of River Place determined that an evaluation of the on-going value of the real estate held for lease was necessary at December 31, 1996. Based upon this evaluation, management of River Place determined that the real estate held for lease was impaired and wrote it down by $18,803,127 to its fair value. Fair value was determined based on estimated future dis-counted cash flows over a projected holding period including estimated sales proceeds, net of disposition costs, at the end of the holding period.

Williamsburg Residential II, L.P. has experienced significant losses and cash flow problems and is presently in default on the mortgage note. As a result of the operating losses and cash flow problems, management of Williamsburg II determined that an impairment of the property existed at December 31, 1996. The impairment loss was determined to be $1,279,974. The amount of the im-pairment loss was determined based on the difference in the carrying value of the property and the valuation of the property based on capitalized cash flows.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                      March 31,
                                 1999                  1998
Purchase price payments*    $     939,308    $     941,808
Real estate taxes, insurance
and other (Note 10(a))          7,111,227    7,828,240
Reserve for replacements        5,803,964    5,777,869
Tenants' security deposits      1,316,240      1,330,202

                              $15,170,739    $15,878,119

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:
                                   March 31,
                          1999                 1998                Period
Financing expenses        $ 4,843,609    $ 4,896,785    *
Organization expenses         787,164       807,664    60 months
                            5,630,773    5,704,449
Less:  Accumulated
amortization               (2,215,079)    (2,096,272)

                          $ 3,415,694    $ 3,608,177
*Over the life of the related mortgages.

Amortization of deferred costs for the years ended March 31, 1999, 1998 and 1997 amounted to $192,483, $187,453 and $364,651, respectively. During the years ended March 31, 1999 and 1998 there was a decrease in accumulated amor-tization due to the write-off of fully amortized costs in the amount of $73,676 and $22,257, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $928,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2042. Each subsidiary partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rent and leases.

Annual principal payment requirements as of March 31, 1999 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending        Amount

1999                   $    3,308,100
2000                        3,667,239
2001                        4,052,342
2002                        4,448,245
2003                        5,017,758
Thereafter                176,009,886
                         $196,503,570

No adjustment has been made in the table above for the events of default and other matters described in Note 10(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $102,000 and monthly deposits to escrow accounts for real es-tate taxes, hazard and mortgage insurance and other (Note 5).

R.P.P. Limited Dividend Housing Association Limited Partnership ("River
Place")
During 1998 and 1997, a Local Partnership, River Place, was unable to make the required principal and interest payments on its debt. These payments of $660,605 and $1,292,531 in 1998 and 1997, respectively, were paid by The Gen-eral Retirement System of the City of Detroit ("GRS"), the debt guarantor, on behalf of the Local Partnership. The Local Partnership accrues interest on payments made by the Guarantor at an interest rate of 15% per annum. The debt payments and accrued interest thereon are included in due to debt guar-antor.

Jefferson Place, L.P.
Jefferson Place, L.P. ("Jefferson Place") refinanced its existing indebted-ness by borrowing $12,200,000 from the City of Olathe, Kansas, as of July 1, 1997. The loan bears interest at the rate of 8.5% per annum, and matures on July 1, 2023. Jefferson Place's prior indebtedness in the principal amount of $12,800,000 and related accrued interest of approximately $3,700,000 was repaid from proceeds of the new loan, a new subordinated loan of $3,500,000 and $1,045,627 of former mortgage debt and accrued interest was forgiven.

NOTE 8 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the Gen-eral Partners, has a 1% and .998% (see Note 10 with respect to River Place) interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively.

The General Partners and their affiliates perform services for the Partner-ship. The costs incurred for the years ended March 31, 1999, 1998 and 1997 are as follows:

A)  Related Party Fees

As of March 31, 1999, the excess organization and offering costs totaled $245,465 and is included in other assets.

Liberty Associates received cash distributions from the Local Partnerships of $1,106, $1,854 and $15,473 during the years ended March 31, 1999, 1998 and
1997, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

B)  Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partner-ship, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,300,000, $17,300,000, and $16,100,000 had expired as of March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999 and 1998, approximately $4,655,000 and $ 4,284,000, respectively, has been funded by the Local General Partners to meet such obligations. Amounts funded under such agreements are treated as noninterest bearing loans, which will be re-paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

C)  Other Related Parties Expenses

The costs incurred to related parties for the years ended March 31, 1999,
1998 and 1997 were as follows:
                                        Year Ended March 31,
                          1999                  1998                  1997
Partnership management
fees (i)                  $1,434,000    $1,434,000    $1,434,000
Expense reimbursement (ii)   239,390    258,111    172,345
Property management fees
incurred to
  affiliates of the
General Partners(iii)         11,420    177,825    73,927
Local administrative
fee (iv)                     196,796       189,966       110,432

Total general and
administrative
 - General Partners        1,881,606    2,059,902    1,790,704

Property management
fees incurred to
  affiliates of the
subsidiary partnerships'
  general partners         1,711,136    1,682,481    1,570,574

Total general and
administrative
 - related parties        $3,592,742    $3,742,383    $3,361,278

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of in-vested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without in-terest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or re-financing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,758,000 and $1,374,000 were accrued and unpaid at March 31, 1999 and 1998. Without the General Partners' continued accrual without pay-ment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obli-gation to continue to do so.

(ii) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimburse-ment from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitor-ing for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(iii) The subsidiary partnerships incurred property management fees amount-ing to $2,230,323, $2,157,696, and $2,056,191 for the years ended March 31,
1999, 1998 and 1997, respectively, of which $1,722,556, $1,860,306, and
$1,644,501, respectively, was incurred to affiliates of the subsidiary part-nerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners was $11,420, $177,825, and $73,927 for the years ended March 31, 1999, 1998 and 1997, respectively, which was also incurred to an affiliate of the Related General Partner.

(iv) Liberty Associates, a special limited partner of the subsidiary part-nerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 1999 and 1998 con-
sists of the following:
                                           March 31,
                                    1999                  1998
Operating deficit advances        $  2,983,992    $  2,149,777
Development fees                     1,284,728    1,876,876
Operating advances                   2,565,639    2,946,757
Due to contractor                      106,155    93,290
General Partner distributions          470,307    568,783
Developer loans (i)                  1,435,308    1,417,739
Land note payable (ii)               1,145,096    1,085,096
Long-term note payable (iii)         3,570,135    3,500,000
Management and other
operating fees                         170,280         514,519

                                   $13,731,640    $14,152,837

(i)  Developer loans consist of the following:
                                             March 31,
                                       1999                  1998

Jefferson Limited Partnership -    $   100,000    $  100,000
This loan is unsecured, bears
interest at an annually adjusted
rate (5.63% at March 31, 1999 and
5.85% at March 31, 1998) and has
no predetermined due date.

This note is unsecured, bears
interest at 9.25% per annum             75,000        75,000
and is due in the event of sale
or refinancing of the
property.

Northwood Associates
Limited Partnership -                  274,524      256,955
This loan bears interest at 12%
per annum and is payable
only out of available surplus cash.

Citrus Meadows Apartments, Ltd. -      985,784       985,784
This loan bears no interest and
can only be repaid with
the proceeds from a sale or
refinancing.                        $1,435,308    $1,417,739
Interest expense incurred on
developer loans amounted to
$30,357, $30,276, and $32,312
for the years ended March
31, 1999, 1998 and 1997, respectively.

(ii)  Land note payable consists of the following:

Citrus Meadows
Apartments, Ltd. -                 $1,145,096    $1,085,096
The land for this subsidiary
partnership was purchased
from the local general partner
for a $600,000 note which
accrues interest at 10% per annum.
The principal balance, together
with the accrued interest, is
payable upon the sale of the
property or in December 2004,
whichever event occurs first.

Interest expense incurred on
land note payable amounted
to $60,000 for each of the
three years ended March 31,
1999, 1998 and 1997.

(iii)  Long-term note payable
consists of the following

Jefferson Place L.P.                 $3,500,000    $3,500,000
On July 30, 1997, the local general partner, issued a
note payable in the sum of $3,500,000 to the subsidiary
partnership.  Interest on this note, at the rate of 8.5%
annually, is payable monthly solely out of excess cash
flow generated by the subsidiary partnership.  The prin-
cipal plus all outstanding interest is due July 1, 2023.
All payments under this $3,500,000 note are subordinate
to payments due under the $12,200,000 tax-exempt mortgage
bonds.

For the years ended December 31, 1998, 1997 and 1996, mortgage interest included interest from this note in the amount of $353,367, $126,592 and $0, respectively. On the December 31, 1998 and 1997 amounts, $23,024 and
$2,634 was interest calculated on past accrued base in-terest.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:
                                          Year Ended December 31,
                                 1998             1997                  1996
Financial statement
Net loss                      $(14,696,589)    $(15,842,224)    $(35,285,773)

Difference resulting from
parent company having a
different fiscal year for
income tax and financial
reporting purposes                  56,193    (509,800)    637,510

Difference between
depreciation and amortization
expense recorded for financial
statement and income
tax reporting
purposes                       (2,622,146)    (1,348,092)    (1,137,185)

Tax-exempt interest
income                            (27,455)    (133,755)    (133,699)

Loss on impairment of assets            0            0    20,083,101

Other                             672,690      (28,494)          (5,861)

Net loss as shown on the
Partnership's income tax
return                       $(16,617,307)    $(17,862,365)    $(15,841,907)

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns

Results of Operations of Certain Local Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River
Place")
River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Authority (the "Authority") with outstanding balances totaling $30,040,000 at December 31, 1998. The Partnership has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the loans. River Place's debt guaran-tor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Authority to purchase these loans upon occurrence of cer-tain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $30,855,866 including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the re-quired debt service payments during 1999. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncer-tainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 at both March 31, 1999 and 1998. The net loss after minority interest for River Place amounted to approximately $3,185,000, $3,648,000 and $22,373,000 (after loss on impairment of assets of approximately $18,803,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

L.I.H. Chestnut Associates, L.P. ("Chestnut")
Chestnut has sustained recurring losses from operations. At December 31, 1998, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued exis-tence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any ad-justments that might result from the outcome of this uncertainty. The Gen-eral Partner of Chestnut is in discussion with the first mortgagee and Chest-nut's limited partners in an attempt to resolve the default. The Partner-ship's investment in Chestnut was approximately $0 and $348,000 and the mi-nority interest balance was $1,147,092 at March 31, 1999 and 1998, respec-tively. The net loss after minority interest for Chestnut amounted to ap-proximately $463,000, $476,000 and $348,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

b)  Subsidiary Partnerships - Other

Williamsburg Residential II, L.P. ("Williamsburg II")
In November 1996, the general partner of Williamsburg II stopped making the mortgage note payments which constituted an event of default. On January 1, 1997, the general partner was replaced.

A Reinstatement and Modification Agreement dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg II and Federal National Mortgage Association ("FNMA"). Terms of the agreement include: 1. Interest only on the loan for 36 months. 2. Replacement reserve escrow payments waived during 1997. 3. Net operating income is to be turned over to the loan servicer monthly. 4. Execution of a Debt Service Reserve Agreement.

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg II and Williamsburg Residential, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1998 and 1997, balances in the two entities accounts totaled $0 and $97,653, respectively.

In 1997, the Partnership advanced Williamsburg II funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. Additional advances were made by the limited partner during 1998 to keep the mortgage and escrow payments cur-rent. As of March 31, 1999, the Partnership has advanced approximately $351,000 to Williamsburg II. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was approximately $332,000 and $334,000 at March 31, 1999 and 1998, respectively. Williamsburg II's net loss after minority interest amounted to approximately $213,000, $172,000 and $1,368,000 (after loss on impairment of assets of approximately $1,280,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

Jefferson Limited Partnership ("Jefferson")
At December 31, 1998 and 1997, Jefferson's current liabilities exceeded its current assets by over $25,000 and $40,000, respectively. Although this con-dition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $21,220 and $34,690 of current liabilities at December 31, 1998 and 1997, respectively, are to related parties which do not intend to pursue payment beyond Jeffer-son's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1998. The Part-nership's investment in Jefferson was approximately $668,000 and $800,000 at March 31, 1999 and 1998, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $132,000, $140,000, and $133,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

1850 Second Avenue Associates, L.P. ("1850 Second Ave.")
1850 Second Avenue has an application for an exemption from current real es-tate taxes pending before the New York City Department of Finance and an ap-plication for the cancellation of prior year taxes is pending before the of-fice of the Comptroller of the City of New York. As of December 31, 1997, approximately $1,033,964 in outstanding real estate taxes and $509,112 in ac-crued interest thereon would have to be paid if 1850 Second Ave.'s applica-tions are denied. Management and Counsel have advised that this is the likely outcome. Accordingly, 1850 Second Ave. has recorded a liability of $1,543,076, of which $60,000 was accrued in prior years.

On January 8, 1999, 1850 Second Ave. and the City of New York entered into a settlement agreement, which in turn, resulted in a reduction of delinquent taxes and accrued interest thereon. Such aggregate reduction of $749,022 has been shown as a reduction in real estate taxes for financial statement pur-poses at December 31, 1998.

On February 9, 1999, 1850 Second Ave. paid off its real estate tax obligation along with accrued interest from the funds borrowed from its general partner and affiliates.

Leases

Four of the subsidiary partnerships are leasing the land on which the Proj-ects are located, for terms ranging from 28 to 99 years. At December 31, 1998, the subsidiary partnerships were committed to minimum future annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $4,099,253 in total thereafter.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corpo-ration ("FDIC") up to $100,000. As of March 31, 1999, uninsured cash and cash equivalents approximated $2,540,000.

d)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 com-pliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of ma-terial service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

e)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substan-tially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Fur-thermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Also, certain subsidiary partnerships obtain grants from local authorities to fund construction costs of the properties and in order to qualify must main-tain the low-income nature of the property, among other provisions.

f)  Tax Credits

A portion of the low-income housing tax credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification re-quirements, (2) there is a decrease in the qualified basis of the Projects, or (3) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partner-ship has acquired an interest has suffered an event of recapture.

During the Fiscal Years 1998, 1997 and 1996, the Partnership generated low-income housing tax credits of approximately $19,584,000, $19,632,000, and $19,673,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addi-tion to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partner interest in Liberty Associates IV L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain informa-tion concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.

Related Credit Properties III, L.P.

Name                Position

Stephen M. Ross     Director

J. Michael Fried    President, Chief Executive Officer and Director

Alan P. Hirmes      Senior Vice President

Stuart J. Boesky    Vice President

Glenn F. Hopps      Treasurer and Assistant Vice President

Teresa Wicelinski   Secretary

STEPHEN M. ROSS, 59, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws de-gree in taxation from New York University School of Law. He joined the ac-counting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment bank-ing firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment develop-ments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting ac-tivities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice Presi-dent of Capital. Mr. Hirmes graduated from Hofstra University with a Bache-lor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant special-izing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boe-sky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then re-ceived a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 36, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State Uni-versity at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Liberty GP III Inc.

Name                Position

J. Michael Fried    President, Chief Executive Officer and Director

Alan P. Hirmes      Senior Vice President

Stuart J. Boesky    Vice President

Marc D. Schnitzer   Vice President

Denise L. Kiley     Vice President

Glenn F. Hopps      Treasurer

Teresa Wicelinski   Secretary

MARC D. SCHNITZER, 38, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The Uni-versity of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an in-ternational investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 39, is responsible for overseeing the due diligence and as-set management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Sci-ence in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. Wicelinski is set forth above.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to the directors or officers of the Liberty General Partner or of the general partner of the Related General Partner for their services. Certain directors and officers of the Liberty General Partner and of the general partner of the Related Gen-eral Partner receive compensation from the General Partners and their affili-ates for services performed for various affiliated entities which may include services performed for the Partnership.

Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in con-sideration of certain services rendered to the partnership by such parties. In addition, the General Partners are entitled to 1% of all cash distribu-tions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancing Proceeds. See Note 8 to the Financial Statements in Item 8 for a presentation of the types and amounts of compensation paid to the Gen-eral Partners and their affiliates, which information is incorporated herein by reference thereto. Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers have not been in-cluded in this annual report. As noted above, the Partnership has no execu-tive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
<CAPTION
                  Name and Address of     Amount and Nature of    Percentage
Title of Class    Beneficial Ownership    Beneficial Ownership      of Class
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
                        625 Madison Avenue           directly owned
                        New York, NY 10022

Liberty Associates IV L.P. holds a 1% and .998% (see Item 7. with respect to River Place) limited partnership interest in 61 and 1 Local Partnerships, re-spectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Inter-ests and neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs. Neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Lim-ited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 23, 1999, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and ex-ecutive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

<CAPTION
                                    Amount and Nature of
Name of Beneficial Owner (1)        Beneficial Ownership    Percent of Class
Lehigh Tax Credit Partners, Inc.    13,127.66 (2) (3)    9.4%

J. Michael Fried                    13,127.66 (2) (3) (4)    9.4%

Alan P. Hirmes                      13,127.66 (2) (3) (4)    9.4%

Stuart J. Boesky                    13,127.66 (2) (3) (4)    9.4%

Stephen M. Ross                     -    -

Mark D. Schnitzer                   -    -

Denise L. Kiley                     -    -

Glenn F. Hopps                      -    -

Teresa Wicelinski                   -    -

All directors and
executive officers                  13,127.66 (2) (3) (4)    9.4%
of the general partner of the
Related General Partner as a group
(eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to April 4, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh II) not to
(i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BAC's, (ii) seek to propose to enter into, directly or in-directly, any merger, consolidation, business combination, sale or acquisi-tion of assets, liquidation, dissolution or other similar transaction involv-ing the Partnership, (iii) make, or in any way participate, directly or indi-rectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any inten-tion, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it de-termines with regard to any proposal (i) to remove the Related General Part-ner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Re-lated General Partner or its affiliates. The addresses of each of the Part-nership, Lehigh I and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 23, 1999, Lehigh I held 6,458.33 BACs and Lehigh II held 6,669.33 BACs.

(4) Each such party serves as a director and executive officer of the Manag-ing Member and owns an equity interest therein.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8, which is incorporated herein by refer-ence thereto. However, there have been no direct financial transactions be-tween the Partnership and the directors and executive officers of the Liberty General Partner and of the general partner of the Related General Partner.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                   Sequential
                                                                   Page

(a) 1.    Financial Statements

    Independent Auditors' Report                                   20

    Consolidated Balance Sheets at March 31, 1999 and 1998         183

    Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997                                            184

    Consolidated Statements of Changes in Partners' (Deficit) Capital
for the Years Ended March 31, 1999, 1998 and 1997                  185

    Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997                                            186

    Notes to Consolidated Financial Statements                     188

(a) 2.    Financial Statement Schedules

    Independent Auditors' Report                                   215

    Schedule I - Condensed Financial Information of Registrant     216

    Schedule III - Real Estate and Accumulated Depreciation        219

    All other schedules have been omitted because they are not re-quired or because the required information is contained in the financial statements or notes thereto.

(a) 3.    Exhibits

(3A) Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus III L.P. (attached to Prospectus as
Exhibit A)**

(3B) Certificate of Limited Partnership of Liberty Tax Credit Plus III L.P., together with amendments filed on November 17, 1988**

(4) Form of Subscription Agreement (attached to Prospectus as Ex-hibit B)

(10A) Escrow Agreement between Registrant and Bankers Trust Com-pany**

(10B) Forms of Purchase Agreements for purchase of Local Partner-ship Interests**

(21)    Subsidiaries of the Registrant                               211

(27)    Financial Data Schedule (filed herewith)                     224

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


(d)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)

	By:	RELATED CREDIT PROPERTIES III L.P.,
		a General Partner

	By:	Related Credit Properties III Inc.,
		its general partner


Date: June 22, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer and
			Director (principal executive officer)

	By:	Liberty GP III Inc.,
		a General Partner

Date: June 22, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer and
			Director (principal executive officer)

	and

	By:	LIBERTY ASSOCIATES III, L.P.,
		a General Partner

	By:	Related Credit Properties III L.P.,
		its general partner


Date: June 22, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer and
			Director (principal executive officer)

	By:	Liberty GP III Inc.,
		a General Partner

Date: June 22, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer and
			Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated:


Signature            	         Title              	            Date


                              	President, Chief Executive Officer
                              	(principal executive officer) and
                              	Director of Related Credit Properties
                              	III Inc., (general partner
                              	of Related Credit Properties III L.P.
                              	and Liberty Associates IV, L.P.)
                              	(a General Partner of Registrant)
/s/ J. Michael Fried          	and Liberty GP III, Inc.
J. Michael Fried              	(a General Partner of Registrant) June 22, 1999


                              	Senior Vice President
                              	(principal financial officer)
                              	of Related Credit Properties
                              	III Inc., (general partner
                              	of Related Credit Properties III L.P.
                              	and Liberty Associates IV, L.P.)
                              	(a General Partner of Registrant)
/s/ Alan P. Hirmes            	and Liberty GP III, Inc.
Alan P. Hirmes                	(a General Partner of Registrant)	June 22, 1999


                              	Treasurer (principal accounting officer)
                              	of Related Credit Properties
                              	III Inc., (general partner
                              	of Related Credit Properties III L.P.
                              	and Liberty Associates IV, L.P.)
                              	(a General Partner of Registrant)
/s/ Glenn F. Hopps            	and Liberty GP III, Inc.
Glenn F. Hopps                	(a General Partner of Registrant)	June 22, 1999


                              	Director of Related Credit Properties
                              	III Inc., general partner
                              	of Related Credit Properties III L.P.
/s/ Stephen M. Ross           	and Liberty Associates IV, L.P.
Stephen M. Ross               	(General Partners of Registrant)	June 22, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Part-nership) included in the Form 10-K as presented in our opinion dated June 22, 1999 on page 20, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1998, 1997 and 1996 Fiscal Years and
Schedule III at March 31, 1999. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contin-gencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going con-cern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The two subsidiary partner-ships' net losses aggregated $3,647,759 (Fiscal 1998), $4,124,102, (Fiscal
1997) and $23,519,749 (Fiscal 1996), and their assets aggregated $23,096,175 and $24,701,855 at March 31, 1999 and 1998, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompany-ing consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
June 22, 1999

LIBERTY TAX CREDIT PLUS III L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including con-solidated subsidiary partnerships)



CONDENSED BALANCE SHEETS



ASSETS
                                                    March 31,
                                            1999                  1998
Cash and cash equivalents              $     346,731    $     563,893
Cash held in escrow                          939,308    941,808
Investment and advances in
subsidiary partnerships                   40,888,006    46,427,627
Other assets                                 245,466         245,466

Total assets                             $42,419,511    $48,178,794



LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates   $  3,219,479    $  1,594,411
Other liabilities                             24,486               0

Total liabilities                          3,243,965    1,594,411

Partners' equity                          39,175,546    46,584,383

Total liabilities and partners' equity   $42,419,511    $48,178,794



Investments in sudsidiary partnerships are recorded in accordance with the equity method of accounting, under which investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

LIBERTY TAX CREDIT PLUS III L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



CONDENSED STATEMENTS OF OPERATIONS


                                        Year Ended March 31,
                          1999                  1998                  1997
Revenues

Other income            $      14,494    $        51,210    $      131,606

Total revenues                 14,194            51,210          131,606


Expenses

General and administrative    215,957    315,341    248,865
General and administrative-
related parties             1,673,390       1,692,111         1,606,344

Total expenses              1,889,347       2,007,452       1,855,209

Loss from operations       (1,875,153)      (1,956,242)      (1,723,603)

Distribution income of
subsidiary partnerships
  in excess of investments     39,203                0    12,956

Equity in loss of
subsidiary
partnerships (*)           (5,572,887)      (8,797,585)      (8,435,002)

Net loss                  $(7,408,837)    $(10,753,827)    $(10,145,649)

(*) Includes suspended prior year losses of investment in accordance with equity method of accounting amounting to $0, $89,989, and $0, for the years ended March 31, 1999, 1998 and 1997.

LIBERTY TAX CREDIT PLUS III L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT


CONDENSED STATEMENTS OF CASH FLOWS
                                         Year Ended March 31,
                             1999                 1998                  1997
Cash flows from operating activities:

Net loss                    $(7,408,837)    $(10,753,827)    $(10,145,649)
Adjustments to reconcile
net loss to net cash
used in operating activities:

Increase (decrease)
in liabilities:

Due to general partners
and affiliates               1,625,068    (322,660)    (41,512)
Other liabilities               24,486           0           (2,893)

Total adjustments            1,649,554         (322,660)         (44,405)

Net cash used in
operating activities        (5,759,283)    (11,076,487)    (10,190,054)

Cash flows from
investing activities:

Equity in loss of
subsidiary partnerships      5,572,887    8,797,585    8,435,002
Distributions from
subsidiary partnerships        121,383    226,182    99,473
Investments and advances
in subsidiary partnerships    (154,649)    (408,580)    (814,871)
Decrease in cash held in escrow-
purchase price payments          2,500          188,170        814,871

Net cash provided by
investing activities         5,542,121       8,803,357    8,534,475

Net decrease in cash and
cash equivalents              (217,162)    (2,273,130)    (1,655,579)

Cash and cash equivalents,
beginning of year              563,893       2,837,023    4,492,602

Cash and cash equivalents,
end of year               $    346,731    $      563,893    $2,837,023

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999
Subsidiary                                                    Cost Capitalized
Partnerships'               Initial Cost to Partnership       Subsequent to
Residential                         Buildings and             Acquisition:
Property    Encumbrances    Land    Improvements              Improvements
C.V. Bronx Associates, L.P.
Bronx, NY            $     0       $  1,705,800    $      0  $  4,279,915
Michigan Rural Housing Limited Partnership
Michigan                   4,678,919    141,930    4,013,207    2,073,310
Jefferson Limited Partnership
Schreveport, LA                1,385,591    65,000    3,289,429    50,806
Inter-Tribal Indian Village Housing
Development Associates, L.P.
Providence, RI                1,639,413    36,643    3,290,524    110,464
RBM Associates
Philadelphia, PA                      975,000    0    1,590,733    72,853
Glenbrook Associates
Atglen, PA                   1,649,232    137,000    2,833,081    123,724
Affordable Flatbush Associates
Brooklyn, NY                       1,592,487    0    2,551,365    194,120
Barclay Village II, LTD.
Chambersburg, PA             2,525,295    204,825    3,249,918    667,620
1850 Second Avenue Associates, L.P.
New York, NY                         0    920,472    6,262,968    (54,340)
R.P.P. Limited Dividend Housing
Detroit, MI                  30,040,000    0    29,051,380    (13,032,240)
Williamsburg Residential II, L.P.
Witchita, KS              1,511,112    358,305    2,713,872    (1,211,361)
West 104th Street Associates, L.P.
New York, NY                                     0    0    0    3,011,826
Meredith Apartments, LTD.
Salt Lake City, UT               624,662    40,000    1,500,117    20,962
Ritz Apartments, LTD.
Salt Lake City, UT                 316,069    59,760    592,704    88,299
Ashby Apartments, LTD.
Salt Lake City, UT                316,077    50,850    549,611    128,546
South Toledo Associates, LTD.
Toledo, OH                       826,948    47,571    1,411,386    44,416
Dunlap School Venture
Philadelphia, PA               2,475,153    5,352    4,522,721    147,783
Philipsburg Elderly Housing Associates
Philipsburg, PA               3,139,011    45,000    4,092,500    449,527
Franklin Elderly Housing Associates
Franklin, PA                 2,259,158    165,000    2,594,447    135,748
Wade D. Mertz Elderly Housing Associates
Sharpsville, PA               3,397,301    65,000    4,234,049    610,632
Lancashire Towers Associates L.P.
Cleveland, OH                3,153,107    265,000    6,871,575    372,566
Northwood Associates Limited Partnership
Toledo, OH                   1,988,150    200,000    4,065,856    641,993
Brewery Renaissance Associates
Middletown, NY                3,375,000    77,220    102,780    6,149,166
Brandywine Court Associates, L.P.
Jacksonville, FL               1,421,011    78,000    1,960,262    78,416
Art Apartments Associates
Philadelphia, PA               1,126,908    13,695    2,713,615    56,237
The Village at Carriage Hills, LTD.
Clinton, TN                    1,466,771    86,663    1,753,799    60,303
Mountainview Apartments, LTD,
Newport, TN                    1,040,802    49,918    1,254,182    86,614
The Park Village, Limited
Jackson, MS                        368,714    44,102    749,940    83,183
River Oaks Apartments, LTD.
Oneonta, AL                    1,068,805    80,340    1,221,336    67,714
Forrest Ridge Apartments, LTD.
Forrest City, AR                 820,177    36,000    1,016,647    66,769
The Hearthside Limited Dividend Housing
Associates Limited Partnership
Portage, MI                  2,903,018    242,550    4,667,594    108,987
Redemptorist L.P.
New Orleans, LA                     2,762,520    0    6,497,259    56,462
Manhattan A Associates
New York, NY               3,960,752    1,092,959    5,991,888    361,470
Broadhurst Willows, L.P.
New York, NY                          0    102,324    5,151,039    62,644
Weidler Associates Limited Partnership
Portland, OR                       1,261,000    225,000    0    2,164,756
Gentle Pines/West Columbia Associates, L.P.
Columbia, SC                 3,615,660    327,650    4,276,739    163,252
Lake Forest Estates II, LTD.
Livingston, AL                   965,684    21,623    1,182,480    62,019
Las Camelias L.P.
Rio Piedras, PR                6,435,866    249,000    6,400    9,361,735
WPL Associates XIIII
Portland, OR                       2,211,259    0    3,721,763    173,781
Broadway Townhouses L.P.
Camden, NJ               10,695,865    163,000    5,120,066    14,424,001
Puerto Rico Historic Zone Limited
Dividend Partnership
San Juan, PR                             4,025,000    0    0    6,505,549
Citrus Meadows Apartments, LTD.
Brandenton, FL                     7,262,531    610,073    0    9,378,419
Sartain School Venture
Philadelphia, PA               1,941,805    3,883    3,486,875    123,086
Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL           6,936,741    270,000    7,753,765    309,674
Holly Hill, LTD.
Greenville, TN                1,388,014    50,000    1,631,820    136,568
Mayfair Apartments LTD.
Morristown, TN                 1,372,456    50,000    1,614,861    96,408
Foxcroft Apartments
LTD. Troy, AL                 1,243,856    75,000    1,382,973    137,462
Canterbury Apartments, LTD.
Indianola, MS                  1,426,965    33,000    1,738,871    92,758
Cutler Canal III Associates, LTD.
Miami, FL                       7,795,016    1,269,265    0    11,933,201
Jefferson Place L.P.
Olathe, KS                  11,985,000    531,063    13,477,553    44,416
Callaway Village, LTD.
Clinton, TN                   1,400,844    66,000    1,613,920    121,493
Commerce Square Apartments Associates L.P.
Smyrna, DE                         2,851,920    303,837    0    4,792,365
West 132nd Development Partnership
New York, NY                             1,663,364    0    0    2,636,852
Site H Development Co.
Brooklyn, NY                          738,127    0    1,346,000    44,416
L.I.H. Chestnut Associates, L.P.
Philadelphia, PA             6,027,269    752,000    693,995    6,370,083
Diamond Phase II Venture
Philadelphia, PA                         1,865,869    0    0    4,005,040
Bookbindery Associates
Philadelphia, PA                         1,521,851    0    0    3,843,720
The Hamlet, LTD.
Boynton, FL                     8,283,750    1,180,482    0    13,345,845
Stop 22 Limited Partnership
Santurce, PR                     8,791,188    0    4,025,481    7,003,611
Knob Hill Apartments, LTD.
Greenville, TN                      1,475,379    75,085    0    1,837,332
Conifer James Street Associates
Syracuse, NY                        2,440,555    57,034    0    4,465,268
Longfellow Heights Apartments, L.P.
Kansas City, MO       4,073,573        0       7,739,692          227,923

              $196,503,570    $12,730,274    $183,175,038    $109,966,167










                           Gross Amount at which Carried At Close of Period
Subsidiary Partnerships'                Buildings and
Residential Property        Land        Improvements        Total
C.V. Bronx Associates, L.P.
Bronx, NY                  $  1,439,504    $  4,546,211    $  5,985,715
Michigan Rural Housing Limited Partnership
Michigan                        148,716    6,079,731    6,228,447
Jefferson Limited Partnership
Schreveport, LA                  71,786    3,333,449    3,405,235
Inter-Tribal Indian Village Housing
Development Associates, L.P.
Providence, RI                   43,429    3,394,202    3,437,631
RBM Associates
Philadelphia, PA                  6,786    1,656,800    1,663,586
Glenbrook Associates
Atglen, PA                      143,786    2,950,019    3,093,805
Affordable Flatbush Associates
Brooklyn, NY                      6,787    2,738,698    2,745,485
Barclay Village II, LTD.
Chambersburg, PA                211,611    3,910,752    4,122,363
1850 Second Avenue Associates, L.P.
New York, NY                    392,457    6,736,643    7,129,100
R.P.P. Limited Dividend Housing
Detroit, MI                       6,786    16,012,354    16,019,140
Williamsburg Residential II, L.P.
Witchita, KS                    362,484    1,498,332    1,860,816
West 104th Street Associates, L.P.
New York, NY                      6,787    3,005,039    3,011,826
Meredith Apartments, LTD.
Salt Lake City, UT               46,787    1,514,292    1,561,079
Ritz Apartments, LTD.
Salt Lake City, UT               66,547    674,216    740,763
Ashby Apartments, LTD.
Salt Lake City, UT               57,637    671,370    729,007
South Toledo Associates, LTD.
Toledo, OH                       51,677    1,451,696    1,503,373
Dunlap School Venture
Philadelphia, PA                  9,458    4,666,398    4,675,856
Philipsburg Elderly Housing Associates
Philipsburg, PA                  68,101    4,518,926    4,587,027
Franklin Elderly Housing Associates
Franklin, PA                    169,106    2,726,089    2,895,195
Wade D. Mertz Elderly Housing Associates
Sharpsville, PA                  69,106    4,840,575    4,909,681
Lancashire Towers Associates L.P.
Cleveland, OH                   269,106    7,240,035    7,509,141
Northwood Associates Limited Partnership
Toledo, OH                      204,106    4,703,743    4,907,849
Brewery Renaissance Associates
Middletown, NY                   81,326    6,247,840    6,329,166
Brandywine Court Associates, L.P.
Jacksonville, FL                 82,106    2,034,572    2,116,678
Art Apartments Associates
Philadelphia, PA                 17,801    2,765,746    2,783,547
The Village at Carriage Hills, LTD.
Clinton, TN                      90,769    1,809,996    1,900,765
Mountainview Apartments, LTD,
Newport, TN                      54,024    1,336,690    1,390,714
The Park Village, Limited
Jackson, MS                      48,208    829,017    877,225
River Oaks Apartments, LTD.
Oneonta, AL                      84,446    1,284,944    1,369,390
Forrest Ridge Apartments, LTD.
Forrest City, AR                 40,106    1,079,310    1,119,416
The Hearthside Limited Dividend Housing
Associates Limited Partnership
Portage, MI                     246,656    4,772,475    5,019,131
Redemptorist L.P.
New Orleans, LA                   4,106    6,549,615    6,553,721
Manhattan A Associates
New York, NY                  1,097,065    6,349,252    7,446,317
Broadhurst Willows, L.P.
New York, NY                    106,430    5,209,577    5,316,007
Weidler Associates Limited Partnership
Portland, OR                    229,106    2,160,650    2,389,756
Gentle Pines/West Columbia Associates, L.P.
Columbia, SC                    331,756    4,435,885    4,767,641
Lake Forest Estates II, LTD.
Livingston, AL                   25,729    1,240,393    1,266,122
Las Camelias L.P.
Rio Piedras, PR                 298,878    9,318,257    9,617,135
WPL Associates XIIII
Portland, OR                      4,106    3,891,438    3,895,544
Broadway Townhouses L.P.
Camden, NJ                      167,106    19,539,961    19,707,067
Puerto Rico Historic Zone Limited
Dividend Partnership
San Juan, PR                    156,842    6,348,707    6,505,549
Citrus Meadows Apartments, LTD.
Brandenton, FL                  812,609    9,175,883    9,988,492
Sartain School Venture
Philadelphia, PA                  7,989    3,605,855    3,613,844
Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL              274,106    8,059,333    8,333,439
Holly Hill, LTD.
Greenville, TN                   54,106    1,764,282    1,818,388
Mayfair Apartments LTD.
Morristown, TN                   54,106    1,707,163    1,761,269
Foxcroft Apartments
LTD. Troy, AL                    79,106    1,516,329    1,595,435
Canterbury Apartments, LTD.
Indianola, MS                    37,106    1,827,523    1,864,629
Cutler Canal III Associates, LTD.
Miami, FL                     1,273,507    11,928,959    13,202,466
Jefferson Place L.P.
Olathe, KS                      535,169    13,517,863    14,053,032
Callaway Village, LTD.
Clinton, TN                      70,106    1,731,307    1,801,413
Commerce Square Apartments Associates L.P.
Smyrna, DE                      307,943    4,788,259    5,096,202
West 132nd Development Partnership
New York, NY                     13,106    2,623,746    2,636,852
Site H Development Co.
Brooklyn, NY                      4,106    1,386,310    1,390,416
L.I.H. Chestnut Associates, L.P.
Philadelphia, PA                759,229    7,056,849    7,816,078
Diamond Phase II Venture
Philadelphia, PA                 22,081    3,982,959    4,005,040
Bookbindery Associates
Philadelphia, PA                 29,105    3,814,615    3,843,720
The Hamlet, LTD.
Boynton, FL                   1,184,587    13,341,740    14,526,327
Stop 22 Limited Partnership
Santurce, PR                    216,918    10,812,174    11,029,092
Knob Hill Apartments, LTD.
Greenville, TN                   79,190    1,833,227    1,912,417
Conifer James Street Associates
Syracuse, NY                     61,139    4,461,163    4,522,302
Longfellow Heights Apartments, L.P.
Kansas City, MO                     204      7,967,411       7,967,615

                            $12,894,634    $292,976,845    $305,871,479








                                                               Life on which
                                                               Depreciation in
Subsidiary                             Year of                 Latest Income
Partnerships'          Accumulated     Construction/    Date   Statements is
Residential Property   Depreciation    Renovation   Acquired   Computed(a)(b)
C.V. Bronx Associates, L.P.
Bronx, NY              $  1,272,216    1990    June 1989    15-27.5 years
Michigan Rural Housing Limited Partnership
Michigan                  1,995,911    1989    Sept. 1989    27.5 years
Jefferson Limited Partnership
Schreveport, LA           1,002,608    1990    Dec. 1989    27.5 years
Inter-Tribal Indian Village Housing
Development Associates, L.P.
Providence, RI            1,118,038    1989    Oct. 1989    27.5 years
RBM Associates
Philadelphia, PA            345,385    1989    Dec. 1989    40 years
Glenbrook Associates
Atglen, PA                  938,878    1989    Nov. 1989    3-27.5 years
Affordable Flatbush Associates
Brooklyn, NY                929,317    1989    Dec. 1989    27.5 years
Barclay Village II, LTD.
Chambersburg, PA          1,308,617    1989    Nov. 1989    5-27.5 years
1850 Second Avenue Associates, L.P.
New York, NY              2,148,951    1989    Nov. 1989    27.5 years
R.P.P. Limited Dividend Housing
Detroit, MI               2,554,908    1989    Nov. 1989    27-31.5 years
Williamsburg Residential II, L.P.
Witchita, KS                519,452    1989    Nov. 1989    40 years
West 104th Street Associates, L.P.
New York, NY                818,034    1990    Dec. 1989    27.5 years
Meredith Apartments, LTD.
Salt Lake City, UT          536,532    1989    Aug. 1989    27.5 years
Ritz Apartments, LTD.
Salt Lake City, UT          232,967    1989    Aug. 1989    27.5 years
Ashby Apartments, LTD.
Salt Lake City, UT          215,504    1989    Aug. 1989    27.5 years
South Toledo Associates, LTD.
Toledo, OH                  329,673    1988    Jan. 1990    40 years
Dunlap School Venture
Philadelphia, PA          1,007,407    1989    Jan. 1990    40 years
Philipsburg Elderly Housing Associates
Philipsburg, PA           1,658,871    1990    Feb. 1990    15-27.5 years
Franklin Elderly Housing Associates
Franklin, PA              1,083,832    1989    Feb. 1990    7-24 years
Wade D. Mertz Elderly Housing Associates
Sharpsville, PA           1,892,859    1989    Feb. 1990    27.5 years
Lancashire Towers Associates L.P.
Cleveland, OH             2,347,228    1989    Feb. 1990    27.5 years
Northwood Associates Limited Partnership
Toledo, OH                1,445,489    1989    Feb. 1990    27.5 years
Brewery Renaissance Associates
Middletown, NY            1,799,035    1990    Feb. 1990    27.5 years
Brandywine Court Associates, L.P.
Jacksonville, FL            766,873    1988    Nov. 1989    7-27.5 years
Art Apartments Associates
Philadelphia, PA            876,479    1990    Mar. 1990    27.5 years
The Village at Carriage Hills, LTD.
Clinton, TN                 595,452    1990    Mar. 1990    25-40 years
Mountainview Apartments, LTD,
Newport, TN                 456,890    1990    Mar. 1990    25-40 years
The Park Village, Limited
Jackson, MS                 279,159    1990    Mar. 1990    25-40 years
River Oaks Apartments, LTD.
Oneonta, AL                 322,865    1990    Mar. 1990    25-40 years
Forrest Ridge Apartments, LTD.
Forrest City, AR            263,607    1990    Mar. 1990    25-40 years
The Hearthside Limited Dividend Housing
Associates Limited Partnership
Portage, MI               1,888,657    1990    Mar. 1990    15-27.5 years
Redemptorist L.P.
New Orleans, LA           1,992,498    1990    Mar. 1990    27.5 years
Manhattan A Associates
New York, NY              2,029,237    1990    Apr. 1990    27.5 years
Broadhurst Willows, L.P.
New York, NY              2,157,297    1990    Apr. 1990    10-25 years
Weidler Associates Limited Partnership
Portland, OR                635,850    1990    May 1990    15-27.5 years
Gentle Pines/West Columbia Associates, L.P.
Columbia, SC              1,762,500    1990    June 1990    27.5 years
Lake Forest Estates II, LTD.
Livingston, AL              291,349    1990    June 1990    25-40 years
Las Camelias L.P.
Rio Piedras, PR           2,667,588    1990    June 1990    27.5 years
WPL Associates XIIII
Portland, OR              1,314,589    1990    July 1990    27.5 years
Broadway Townhouses L.P.
Camden, NJ                5,691,261    1990    July 1990    27.5 years
Puerto Rico Historic Zone Limited
Dividend Partnership
San Juan, PR              1,724,140    1990    Aug. 1990    27.5 years
Citrus Meadows Apartments, LTD.
Brandenton, FL            2,878,171    1990    July 1990    27.5 years
Sartain School Venture
Philadelphia, PA            774,921    1990    Aug. 1990    15-40 years
Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL        3,534,096    1989    Sept. 1990    27.5 years
Holly Hill, LTD.
Greenville, TN              547,510    1990    Oct. 1990    25-40 years
Mayfair Apartments LTD.
Morristown, TN              405,467    1990    Oct. 1990    25-40 years
Foxcroft Apartments
LTD. Troy, AL               357,191    1990    Oct. 1990    25-40 years
Canterbury Apartments, LTD.
Indianola, MS               438,958    1990    Oct. 1990    25-40 years
Cutler Canal III Associates, LTD.
Miami, FL                 2,054,362    1990    Oct. 1990    40 years
Jefferson Place L.P.
Olathe, KS                6,181,707    1990    Oct. 1990    19 years
Callaway Village, LTD.
Clinton, TN                 408,449    1990    Nov. 1990    25-40 years
Commerce Square Apartments Associates L.P.
Smyrna, DE                  871,659    1990    Dec. 1990    40 years
West 132nd Development Partnership
New York, NY                550,355    1990    Dec. 1990    40 years
Site H Development Co.
Brooklyn, NY                452,598    1990    Dec. 1990    27.5 years
L.I.H. Chestnut Associates, L.P.
Philadelphia, PA          1,573,544    1990    Dec. 1990    35 years
Diamond Phase II Venture
Philadelphia, PA            737,187    1990    Dec. 1990    40 years
Bookbindery Associates
Philadelphia, PA            716,317    1990    Dec. 1990    40 years
The Hamlet, LTD.
Boynton, FL               3,581,898    1990    Dec. 1990    27.5 years
Stop 22 Limited Partnership
Santurce, PR              2,951,944    1990    Dec. 1990    27.5-31.5 years
Knob Hill Apartments, LTD.
Greenville, TN              405,013    1990    Dec. 1990    25-40 years
Conifer James Street Associates
Syracuse, NY              1,314,902    1990    Dec. 1990    15-27.5 years
Longfellow Heights Apartments, L.P.
Kansas City, MO           1,654,798    1991    Mar. 1991    15-40 years

                        $85,609,050

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.


Cost of Property and Equipment
Year Ended March 31,
                           1999                1998                1997
Balance at beginning of
period                   $304,650,887    $303,796,120    $332,529,029
Additions during period:
Improvements                1,342,989         999,886         819,881
Depreciation expense
Deductions during period:
Loss on impairment                  0               0     (29,552,315)
Dispositions                 (122,397)       (145,119)           (475)
Balance at close of
period                   $305,871,479    $304,650,887    $303,796,120



Accumulated Depreciation
Year Ended March 31,
                           1999                1998                1997
Balance at beginning of
period                    $74,148,437    $63,453,107    $61,814,023
Additions during period:
Improvements
Depreciation expense       11,466,030     10,713,309     11,108,603
Deductions during period:
Loss on impairment                  0              0     (9,469,214)
Dispositions                   (5,417)       (17,979)          (305)
Balance at close of
period                    $85,609,050    $74,148,437    $63,453,107

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