Form 10-Q
period 1999-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 1999-08-04
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                        June 30,               March 31,
                                         1999                    1999

ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $88,192,857 and $85,609,050,
  respectively                        $217,918,978           $220,262,429
Cash and cash equivalents                4,034,593              4,261,662
Cash held in escrow                     15,614,496             15,170,739
Deferred costs, net of accumulated
  amortization of $2,260,401
  and $2,215,079, respectively           3,370,372              3,415,694
Other assets                             2,472,804              2,224,523
Total assets                          $243,411,243           $245,335,047

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                $196,068,763           $196,503,570
Due to debt guarantor                   31,520,242             30,855,866
Accounts payable and other
  liabilities                           22,830,307             21,561,937
Due to local general partners and
  affiliates                            14,029,716             13,731,640
Due to general partners and
  affiliates                             3,848,184              3,681,170
Total liabilities                      268,297,212            266,334,183

Minority interest                        1,502,386              1,672,679

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)              (24,889,015)           (21,209,640)
General Partners                        (1,499,340)            (1,462,175)
Total partners' deficit                (26,388,355)           (22,671,815)
Total liabilities and partners'
  deficit                             $243,411,243           $245,335,047

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                              Three Months Ended
                                                    June 30,
                                           1999                  1998

Revenues
Rental income                         $  8,189,974           $  8,084,168
Other                                      478,002                503,972
                                         8,667,976              8,588,140
Expenses
General and administrative               1,801,400              1,720,809
General and administrative-
  related parties (Note 2)                 916,899                946,832
Operating                                1,013,508                959,077
Repairs and maintenance                  1,228,459              1,195,136
Real estate taxes                          587,389                554,301
Insurance                                  317,915                349,007
Interest                                 3,955,401              3,972,617
Depreciation and amortization            2,629,129              2,734,681
Total Expenses                          12,450,100             12,432,460
Loss before minority interest           (3,782,124)            (3,844,320)
Minority interest in losses of
  subsidiary partnerships                   65,584                 41,344
Net loss                              $ (3,716,540)          $ (3,802,976)

Net loss - limited partners           $ (3,679,375)          $ (3,764,946)

Number of BACs outstanding               139,101.5              139,101.5

Net loss per BAC                     $      (26.45)          $     (27.07)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)


                                         Limited               General
                        Total            Partners              Partner

Partners' deficit -
  April 1, 1999     $(22,671,815)       $(21,209,640)          $(1,462,175)

Net loss              (3,716,540)         (3,679,375)              (37,165)

Partners' deficit -
  June 30, 1999     $(26,388,355)       $(24,889,015)          $(1,499,340)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                           1999                  1998

Cash flows from operating activities:

Net loss                               $(3,716,540)           $(3,802,976)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization            2,629,129              2,734,681
Minority interest in loss of
  subsidiaries                             (65,584)               (41,344)
Increase  in accounts
  payable and other liabilities          1,268,370              1,885,323
Increase in cash held in escrow           (443,757)              (608,157)
(Increase) decrease in other assets       (248,281)                14,706
Increase in due to general partners
  and affiliates                           167,014                385,440
Increase in due to local
  general partners and affiliates        1,363,696                 41,494
Decrease in due to local general
  partners and affiliates               (1,065,620)              (875,967)
Increase in due to debt guarantor          664,376                633,378

Net cash provided by operating
  activities                               552,803                366,578

Cash flows from investing activities:

Acquisitions of property
  and equipment                           (240,356)              (139,363)
Decrease in cash held in escrow                  0                  2,500

Net cash used in investing activities     (240,356)              (136,863)

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                           (434,807)              (426,780)
Decrease in deferred costs                       0                    365
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest       (104,709)              (218,175)

Net cash used in financing activities     (539,516)              (644,590)

Net decrease in cash and cash
  equivalents                             (227,069)              (414,875)

Cash and cash equivalents at
  beginning of period                    4,261,662              4,294,917

Cash and cash equivalents at
  end of period                         $4,034,593             $3,880,042

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidi-ary partnerships (the "subsidiary partnerships", "Local Partner-ships" or "subsidiaries") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other
71% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty G.P. III Inc., (the "General Partners"), which affili-ate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March
31. Accounts of the subsidiaries have been adjusted for intercom-pany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $60,000 and $63,000 for the three months ended June 30, 1999 and 1998, respec-tively. The Partnership's investment in each subsidiary is gener-ally equal to the respective subsidiary partners' equity less minor-ity interest capital, if any. In consolidation, all subsidiary partner-ship losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partner-ship, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and its cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June 30, 1999 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed.
These consolidated financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affili-ates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:
                                               Three Months Ended
                                                     June 30,
                                            1999                  1998
Partnership management fees (a)         $  358,500             $  358,500
Expense reimbursement (b)                   41,532                 73,456
Property management fees incurred
  to affiliates of the
  General Partners (c)                      45,156                 42,334
Local administrative fee (d)                49,000                 47,000
Total general and administrative-
  General Partners                         494,188                521,290
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)       422,711                425,542

Total general and administrative-
  related parties                       $  916,899             $  946,832

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distri-butions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $3,117,000 and $2,758,000 were ac-crued and unpaid at June 30, 1999 and March 31, 1999, respec-tively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partner-ship will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $550,861 and $547,354 for the three months ended June 30, 1999 and 1998, respectively, of which $467,867 and $467,876 for the three months ended June 30, 1999 and 1998, re-spectively, were incurred to affiliates of the Local General Part-ners. Included in amounts incurred to affiliates of the Local Gen-eral Partners were $45,156 and $42,334 for the three months ended June 30, 1999 and 1998, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended
March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships.

As of June 30, 1999 the Partnership has invested all of the net pro-ceeds in 62 Local Partnerships. Approximately $1,229,000 of the purchase price remains to be paid (which includes approximately
$939,000 held in escrow).

During the three months ended June 30, 1999, cash and cash equivalents of the Partnership and its 62 consolidated Local Part-nerships decreased by approximately $227,000. This decrease was attributable to acquisitions of property and equipment ($240,000), principal payments of mortgage notes payable ($435,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($105,000) which exceeded cash flow provided by operations ($553,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,629,000) and an increase in due to debt guar-antor of ($664,000).

The Partnership has a working capital reserve of approximately
$66,000 at June 30, 1999.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the three months ended June 30, 1999, the amounts re-ceived from operations of the Local Partnerships approximated $101,000.

Partnership management fees owed to the General Partners amounting to approximately $3,117,000 and $2,758,000 were ac-crued and unpaid at June 30, 1999 and March 31, 1999, respec-tively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partner-ship will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the tax credit period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the coun-try is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not pro-tect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62
Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the balance of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three months ended June 30, 1999 and 1998 consisted primarily of (i) the results of the Partnership's in-vestment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three months ended June 30, 1999 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to rental rate increases.

Total expenses remained fairly consistent with an increase of less than 1% for the three months ended June 30, 1999 as compared to the corresponding period in 1998.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership con-tingency plan is to (i) have a complete backup done on December
31, 1999 and (ii) have both electronic and printed reports gener-ated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant.
A detailed survey and assessment was sent to material third par-ties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accu-racy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone corre-spondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.	Quantitative and Qualitative Disclosures about
Market Risk

None.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith)

	(b)	Reports on Form 8-K -  No reports on Form 8-K were
filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)


	By:	RELATED CREDIT PROPERTIES III L.P.,
		a General Partner

		By:	Related Credit Properties III Inc.,
		General Partner

Date:  August 4, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  August 4, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)


	By:	LIBERTY GP III INC.,
		a General Partner

Date:  August 4, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  August 4, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)



	By:	LIBERTY ASSOCIATES IV, L.P.,
		a General Partner

		By:	Related Credit Properties III, L.P.,
			its General Partner

		By:	Liberty GP III Inc.,
			a General Partner

Date:  August 4, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  August 4, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)