Form 10-Q
period 1999-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 1999-10-21
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                           September 30,       March 31,
                                              1999               1999

ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $90,799,065 and $85,609,050,
  respectively                             $215,728,624      $220,262,429
Cash and cash equivalents                     4,228,426         4,261,662
Cash held in escrow                          15,907,777        15,170,739
Deferred costs, net of accumulated
  amortization of $2,317,874
  and $2,215,079, respectively                3,312,899         3,415,694
Other assets                                  2,448,844         2,224,523
Total assets                               $241,626,570      $245,335,047

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                     $195,360,726      $196,503,570
Due to debt guarantor                        32,912,745        30,855,866
Accounts payable and other
  liabilities                                23,542,527        21,561,937
Due to local general partners and
  affiliates                                 13,721,422        13,731,640
Due to general partners and
  affiliates                                  4,461,588         3,681,170
Total liabilities                           269,999,008       266,334,183

Minority interest                             1,310,850         1,672,679

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)                   (28,150,998)      (21,209,640)
General Partners                             (1,532,290)       (1,462,175)
Total partners' deficit                     (29,683,288)      (22,671,815)
Total liabilities and partners'
  deficit                                  $241,626,570      $245,335,047

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                      Three Months Ended              Six Months Ended
                         September 30,                  September 30,
                      1999           1998            1999            1998

Revenues
Rental income      $8,283,674    $ 8,133,345     $16,473,648     $16,217,513
Other                 586,959        608,218       1,064,961       1,112,190
Total revenue       8,870,633      8,741,563      17,538,609      17,329,703
Expenses
General and
  administrative    1,541,514      1,563,222       3,342,914       3,284,031
General and
  administrative-
  related parties
  (Note 2)            935,446        927,042       1,852,345       1,873,874
Operating             827,577        836,434       1,841,085       1,795,511
Repairs and
  maintenance       1,348,088      1,297,454       2,576,547       2,492,590
Real estate taxes     564,254        522,423       1,151,643       1,076,724
Insurance             329,284        357,424         647,199         706,431
Interest            4,021,156      3,935,228       7,976,557       7,907,845
Depreciation and
  amortization      2,663,681      2,749,752       5,292,810       5,484,433
Total expenses     12,231,000     12,188,979      24,681,100      24,621,439
Loss before
  minority
  interest         (3,360,367)    (3,447,416)     (7,142,491)     (7,291,736)
Minority interest
  in losses of
  subsidiary
  partnerships         65,434         39,922         131,018          81,266
Net loss          $(3,294,933)   $(3,407,494)    $(7,011,473)    $(7,210,470)

Net loss -
  limited
  partners        $(3,261,983)   $(3,373,419)    $(6,941,358)    $(7,138,365)


Number of BACs
  outstanding       139,101.5      139,101.5       139,101.5       139,101.5


Net loss per BAC  $    (23.45)   $    (24.25)    $    (49.90)     $   (51.32)



See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)


                                              Limited            General
                            Total             Partners           Partner

Partners' deficit -
  April 1, 1999         $(22,671,815)      $(21,209,640)      $(1,462,175)

Net loss                  (7,011,473)        (6,941,358)          (70,115)

Partners' deficit -
  September 30,
  1999                  $(29,683,288)      $(28,150,998)      $(1,532,290)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                  Six Months Ended
                                                     September 30,
                                                1999              1998

Cash flows from operating activities:

Net loss                                    $(7,011,473)      $(7,210,470)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization                 5,292,810         5,484,433
Minority interest in loss of
  subsidiaries                                 (131,018)          (81,266)
Increase  in accounts
  payable and other liabilities               1,980,590         2,543,815
Increase in cash held in escrow                (737,038)       (1,074,150)
(Increase) decrease in other assets            (224,321)          164,128
Increase in due to general partners
  and affiliates                                780,418           720,833
Increase in due to local
  general partners and affiliates             1,190,691            84,804
Decrease in due to local general
  partners and affiliates                    (1,200,909)         (947,079)
Increase in due to debt guarantor             2,056,879         1,820,276

Net cash provided by operating
  activities                                  1,996,629         1,505,324

Cash flows from investing activities:

Acquisitions of property
  and equipment                                (656,210)        (374,553)
Decrease in cash held in escrow                       0            2,500

Net cash used in investing activities          (656,210)        (372,053)

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                              (1,142,844)        (962,943)
Decrease in deferred costs                            0              365
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest            (230,811)        (230,496)

Net cash used in financing activities        (1,373,655)      (1,193,074)

Net decrease in cash and cash
  equivalents                                   (33,236)         (59,803)

Cash and cash equivalents at
  beginning of period                         4,261,662        4,294,917

Cash and cash equivalents at
  end of period                             $ 4,228,426      $ 4,235,114

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for inter-company transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be pre-pared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $55,000 and $56,000 and $115,000 and $119,000 for the three and six months ended September 30, 1999 and 1998, respectively. The Partner-ship's investment in each subsidiary is generally equal to the re-spective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are in-cluded in the Partnership's capital account except for losses allo-cated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partner-ship, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and its cash flows for the six months ended September 30, 1999 and 1998.
However, the operating results for the six months ended Septem-ber 30, 1999 may not be indicative of the results for the year.

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

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                       Three Months Ended            Six Months Ended
                          September 30,                September 30,
                       1999           1998          1999           1998
Partnership manage-
  ment fees (a)      $ 358,500      $ 358,500      $717,000      $ 717,000
Expense reimburse-
  ment (b)              60,040         66,043       101,572        139,499
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)  45,423         39,185        90,579         81,519
Local administrative
  fee (d)               49,000         47,000        98,000         94,000
Total general and
  administrative-
  General Partners      512,963      510,728      1,007,151      1,032,018
Property management
  fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)          422,483      416,314        845,194        841,856

Total general and
  administrative-
  related parties     $ 935,446    $ 927,042     $1,852,345     $1,873,874

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distri-butions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $3,475,000 and $2,758,000 were ac-crued and unpaid at September 30, 1999 and March 31, 1999, re-spectively. Without the General Partners' continued accrual with-out payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance.

(c) The subsidiary partnerships incurred property management fees amounting to $542,494 and $527,621 and $1,093,355 and
$1,074,975 for the three and six months ended September 30, 1999 and 1998, respectively, of which $467,906 and $455,499 and $935,773 and $923,375 for the three and six months ended Sep-tember 30, 1999 and 1998, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $45,423 and $39,185 and $90,579 and $81,519 for the three and six months ended Sep-tember 30, 1999 and 1998, respectively, which were also incurred to affiliates of the General Partners.

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

As of September 30, 1999 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $1,229,000 of the purchase price remains to be paid (which includes approxi-mately $939,000 held in escrow).

During the six months ended September 30, 1999, cash and cash equivalents of the Partnership and its 62 consolidated Local Part-nerships decreased by approximately $33,000. This decrease was attributable to acquisitions of property and equipment ($656,000), principal payments of mortgage notes payable ($1,143,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($231,000) which exceeded cash flow provided by operating activities ($1,997,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,293,000) and an increase in due to debt guarantor of ($2,057,000).

The Partnership has a working capital reserve of approximately
$16,000 at September 30, 1999.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the six months ended September 30, 1999, the amounts received from operations of the Local Partnerships approximated $103,000.

Partnership management fees owed to the General Partners amounting to approximately $3,475,000 and $2,758,000 were ac-crued and unpaid at September 30, 1999 and March 31, 1999, re-spectively. Without the General Partners' continued accrual with-out payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the tax credit period.

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

Results of Operations

Results of operations for the three and six months ended Septem-ber 30, 1999 and 1998 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain bench-marks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and six months ended September 30, 1999 continues to be in the form of rental income with corresponding expenses di-vided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% for both the three and six months ended September 30, 1999 as compared to the corre-sponding periods in 1998 primarily due to rental rate increases.

Total expenses remained fairly consistent with an increase of less than 1% for both the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998.

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

Date:  October 21, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  October 21, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)


	By:	LIBERTY GP III INC.,
		a General Partner

Date:  October 21, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  October 21, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)



	By:	LIBERTY ASSOCIATES IV, L.P.,
		a General Partner

		By:	Related Credit Properties III, L.P.,
			its General Partner

		By:	Liberty GP III Inc.,
			a General Partner

Date:  October 21, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  October 21, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)