Form 10-Q
period 1999-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2000-01-27
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                            December 31,       March 31,
                                               1999              1999
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $93,424,443 and $85,609,050,
  respectively                             $213,422,560      $220,262,429
Cash and cash equivalents                     4,625,568         4,261,662
Cash held in escrow                          15,709,308        15,170,739
Deferred costs, net of accumulated
  amortization of $2,368,273
  and $2,215,079, respectively                3,262,500         3,415,694
Other assets                                  2,986,297         2,224,523
Total assets                               $240,006,233      $245,335,047

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                     $194,940,073      $196,503,570
Due to debt guarantor                        33,608,256        30,855,866
Accounts payable and other
  liabilities                                24,577,872        21,561,937
Due to local general partners and
  affiliates                                 14,146,896        13,731,640
Due to general partners and
  affiliates                                  4,768,986         3,681,170
Total liabilities                           272,042,083       266,334,183

Minority interest                             1,244,116         1,672,679

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)                   (31,711,709)      (21,209,640)
General Partners                             (1,568,257)       (1,462,175)
Total partners' deficit                     (33,279,966)      (22,671,815)
Total liabilities and partners'
  deficit                                  $240,006,233      $245,335,047

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended           Nine Months Ended
                         December 31,                 December 31,
                      1999          1998*          1999         1998*
Revenues
Rental income     $  8,272,638   $  8,149,849   $24,746,286   $24,367,362
Other                  640,694        628,841     1,705,655     1,741,031
Total revenue        8,913,332      8,778,690    26,451,941    26,108,393
Expenses
General and
  administrative     1,533,658      1,663,701     4,876,572     4,849,595
General and
  administrative-
  related parties
  (Note 2)             964,248        897,872     2,816,593     2,869,883
Operating              809,567        812,872     2,650,652     2,608,383
Repairs and
  maintenance        1,586,633      1,449,310     4,163,180     3,941,900
Real estate taxes      601,723        280,134     1,753,366     1,356,858
Insurance              321,356        346,473       968,555     1,052,904
Interest             4,083,782      3,957,449    12,060,339    11,865,294
Depreciation and
  amortization       2,675,777      2,679,254     7,968,587     8,163,687
Total expenses      12,576,744     12,087,065    37,257,844    36,708,504
Loss before
  minority interest (3,663,412)    (3,308,375)  (10,805,903)  (10,600,111)
Minority interest
  in losses of
  subsidiary
  partnerships          66,734         35,390       197,752       116,656
Net loss          $ (3,596,678)  $ (3,272,985) $(10,608,151) $(10,483,455)

Net loss - limited
  partners        $ (3,560,711)  $ (3,240,255) $(10,502,069) $(10,378,620)


Number of BACs
  outstanding        139,101.5      139,101.5     139,101.5     139,101.5


Net loss per BAC   $    (25.60)  $     (23.29)  $    (75.50)  $    (74.61)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)
                                          Limited            General
                         Total            Partners           Partner
Partners' deficit -
  April 1, 1999      $(22,671,815)      $(21,209,640)      $(1,462,175)

Net loss              (10,608,151)       (10,502,069)         (106,082)

Partners' deficit -
  December 31, 1999  $(33,279,966)      $(31,711,709)      $(1,568,257)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                Nine Months Ended
                                                   December 31,
                                               1999           1998
Cash flows from operating activities:

Net loss                                  $(10,608,151)      $(10,483,455)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization                7,968,587          8,163,687
Minority interest in loss of
  subsidiaries                                (197,752)          (116,656)
Increase  in accounts
  payable and other liabilities              3,015,935          3,330,697
Increase in cash held in escrow               (838,569)        (1,315,039)
Increase in other assets                      (761,774)           (29,746)
Increase in due to general partners
  and affiliates                             1,087,816          1,196,535
Increase in due to local
  general partners and affiliates            1,363,598            118,277
Decrease in due to local general
  partners and affiliates                     (948,342)          (826,142)
Increase in due to debt guarantor            2,752,390          2,487,274

Net cash provided by operating activities    2,833,738          2,525,432

Cash flows from investing activities:

Acquisitions of property and equipment        (975,524)          (675,405)
Decrease in cash held in escrow                300,000              2,500

Net cash used in investing activities         (675,524)          (672,905)

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                             (1,563,497)        (1,365,712)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest           (230,811)          (230,496)

Net cash used in financing activities       (1,794,308)        (1,596,208)

Net increase in cash and cash equivalents      363,906            256,319

Cash and cash equivalents at
  beginning of period                        4,261,662          4,294,917

Cash and cash equivalents at
  end of period                            $ 4,625,568        $ 4,551,236

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.
The Partnership's fiscal quarter ends December 31 in order to al-low adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $40,000 and $55,000 and $155,000 and $174,000 for the three and nine months ended December 31, 1999 and 1998, respectively. The Partner-ship's investment in each subsidiary is generally equal to the re-spective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are in-cluded in the Partnership's capital account except for losses allo-cated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partner-ship, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and its cash flows for the nine months ended December 31, 1999 and 1998. How-ever, the operating results for the nine months ended December
31, 1999 may not be indicative of the results for the year.

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

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                           Three Months Ended        Nine Months Ended
                              December 31,              December 31,
                           1999          1998        1999         1998
Partnership manage-
  ment fees (a)            $358,500   $358,500    $1,075,500   $1,075,500
Expense reimburse-
  ment (b)                   70,872     51,000       172,444      190,499
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)       44,959     48,444       135,538      129,963
Local administrative
  fee (d)                    49,000     47,000       147,000      141,000
Total general and
  administrative-
  General Partners          523,331    504,944     1,530,482    1,536,962
Property management
  fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general partners (c)      440,917    392,928     1,286,111    1,332,921

Total general and
  administrative-
  related parties          $964,248   $897,872    $2,816,593   $2,869,883

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distri-butions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $3,834,000 and $2,758,000 were ac-crued and unpaid at December 31, 1999 and March 31, 1999, re-spectively. Without the General Partners' continued accrual with-out payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $571,823 and $619,901 and $1,665,178 and
$1,694,876 for the three and nine months ended December 31, 1999 and 1998, respectively, of which $485,876 and $539,509 and $1,421,649 and $1,462,884 for the three and nine months ended December 31, 1999 and 1998, respectively, were incurred to affili-ates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $44,959 and $48,444 and $135,538 and $129,963 for the three and nine months ended December 31, 1999 and 1998, respectively, which were also in-curred to affiliates of the General Partners.

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

As of December 31, 1999 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $663,679 of the purchase price remains to be paid (which includes approximately
$639,308 held in escrow).

During the nine months ended December 31, 1999, cash and cash equivalents of the Partnership and its 62 consolidated Local Part-nerships increased approximately $364,000. This increase was attributable to cash provided by operating activities ($2,834,000) and a decrease in cash held in escrow ($300,000) which exceeded acquisitions of property and equipment ($976,000), principal pay-ments of mortgage notes payable ($1,563,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($231,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($7,969,000) and an increase in due to debt guar-antor of ($2,752,000).

The Partnership has a working capital reserve of approximately
$525,000 at December 31, 1999.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the nine months ended December 31, 1999, the amounts received from operations of the Local Partnerships approximated $113,000.

Partnership management fees owed to the General Partners amounting to approximately $3,834,000 and $2,758,000 were ac-crued and unpaid at December 31, 1999 and March 31, 1999, re-spectively. Without the General Partners' continued accrual with-out payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Results of Operations

Results of operations for the three and nine months ended Decem-ber 31, 1999 and 1998 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain bench-marks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and nine months ended December 31, 1999 continues to be in the form of rental income with corresponding expenses di-vided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% for both the three and nine months ended December 31, 1999 as compared to the corre-sponding periods in 1998 primarily due to rental rate increases.

Total expenses, excluding real estate taxes remained fairly consis-tent with an increase of approximately 1% for both the three and nine months ended December 31, 1999 as compared to the corre-sponding periods in 1998.

Real estate taxes increased approximately $322,000 and $397,000 for the three and nine months ended December 31, 1999 as com-pared to the corresponding periods in 1998 primarily due to the write-off of accrued real estate taxes due to a settlement of prior years taxes owed in the third quarter of 1998.

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


LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)


	By:	RELATED CREDIT PROPERTIES III L.P.,
		a General Partner

		By:	Related Credit Properties III Inc.,
		General Partner

Date:  January 27, 2000

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  January 27, 2000

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)


	By:	LIBERTY GP III INC.,
		a General Partner

Date:  January 27, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  January 27, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)



	By:	LIBERTY ASSOCIATES IV, L.P.,
		a General Partner

		By:	Related Credit Properties III, L.P.,
			its General Partner

		By:	Liberty GP III Inc.,
			a General Partner

Date:  January 27, 2000

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  January 27, 2000

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)