Form 10-K
period 2000-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2000-06-28
CIK 843076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3491408
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                             10022
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Interests and Beneficial Assignment Certificates (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

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

Index to exhibits may be found on page 187

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit") ("Rehabilitation Projects"; and together with the Apartment Complexes, the"Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the Partnership's interests in the Local Partnership. As of March 31, 2000, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in 62 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates IV, L.P. ("Liberty Associates") is the Special Limited Partner in all 62 Local Partnerships. Liberty Associates has certain rights and obligations in its role as Special Limited Partner which permit this affiliate of the registrant to exercise control over the management and policies of the subsidiaries.

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

The Partnership continues to meet its primary objective of generating Housing Tax Credits; approximately $19,534,000, $19,584,000 and $19,632,000, during the tax years 1999, 1998 and 1997 respectively.

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

                           Local Partnership Schedule
                           --------------------------
                                                     % of Units Occupied at May 1,
Name and Location                                  ----------------------------------
(Number of Units)                   Date Acquired   2000   1999    1998   1997  1996
-----------------                   -------------   ----   ----    ----   ----  ----
C.V. Bronx Associates, L.P./
  Gerald Gardens
  Bronx, NY  (121)                  June 1989         98     98     97    97     97
Michigan Rural Housing
  Limited Partnership
  Michigan  (192)(*)                September 1989    90     94     98    97     89
Jefferson Limited Partnership
  Schreveport, LA  (69)             December 1989     96     93    100    94     99
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI  (36)              October 1989     100    100     97    94    100
RBM Associates/Spring Garden
  Philadelphia, PA  (8)             December 1989     89    100    100   100    100
Glenbrook Associates
  Atglen, PA  (35)                  November 1989    100     97    100   100    100
Affordable Flatbush Associates
  Brooklyn, NY  (30)                December 1989    100     93    100    97    100
Barclay Village II, LTD.
  Chambersburg, PA  (87)            November 1989     97     98     95   100    100
1850 Second Avenue Associates, L.P.
  New York, NY  (48)                October 1989     100    100    100   100    100
R.P.P. Limited Dividend Housing/
  River Place
  Detroit, MI  (301)                November 1989     98     98     98    95     97
Williamsburg Residential II, L.P.
  Wichita, KS  (50)                 November 1989     64     90     76    74     92
West 104th Street Associates L.P.
  New York, NY  (56)                December 1989    100    100    100    98    100
Meredith Apartments, LTD.
  Salt Lake City, UT  (22)          August 1989       91    100    100   100    100
Ritz Apartments, LTD.
  Salt Lake City, UT  (30)          August 1989       90    100    100    93    100
Ashby Apartments, LTD.
  Salt Lake City, UT  (27)          August 1989       85     96     93    96     96
South Toledo Associates, LTD.
  Toledo, OH  (18)                  January 1990     100     94     94    94    100
Dunlap School Venture
  Philadelphia, PA  (35)            January 1990     100     97     97   100     92
Philipsburg Elderly Housing
  Associates
  Philipsburg, PA  (103)            February 1990     96     97     97    98     99
Franklin Elderly Housing
  Associates
  Franklin, PA  (89)                February 1990    100    100     99    99     99
Wade D. Mertz Elderly Housing
  Associates
  Sharpsville, PA  (103)            February 1990     98    100     98    98     99

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------
                                                     % of Units Occupied at May 1,
Name and Location                                  ----------------------------------
(Number of Units)                   Date Acquired   2000   1999    1998   1997  1996
-----------------                   -------------   ----   ----    ----   ----  ----
Lancashire Towers Associates
  Limited Partnership
  Cleveland, OH  (240)              February 1990     92     96    100    98    100
Northwood Associates Limited
  Partnership
  Toledo, OH  (176)                 February 1990     97     94     95    96     97
Brewery Renaissance Associates
  Middletown, NY  (53)              February 1990     96     98     94    98     98
Brandywine Court Associates, L.P.
  Jacksonville, FL  (52)            November 1989     90     92     94    98     94
Art Apartments Associates
  Philadelphia, PA  (30)            March 1990        90    100    100    97     83
The Village at Carriage Hills, LTD.
  Clinton, TN  (48)                 March 1990       100     96    100   100    100
Mountainview Apartments, LTD.
  Newport, TN  (34)                 March 1990       100     97    100   100    100
The Park Village, Limited
  Jackson, MS  (24)                 March 1990       100    100    100   100    100
River Oaks Apartments, LTD.
  Oneonta, AL  (35)                 March 1990        97     97     94   100    100
Forrest Ridge Apartments, LTD.
  Forrest City, AR  (25)            March 1990       100    100    100   100    100
The Hearthside Limited Dividend
  Housing Association Limited
  Partnership
  Portage, MI  (101)                March 1990        91    100     97    99     98
Redemptorist Limited Partnership
  New Orleans, LA  (126)            March 1990        91     94     95    95     98
Manhattan A Associates
  New York,  NY  (99)               April 1990        98     98     99    97     97
Broadhurst Willows, L.P.
  New York, NY  (129)               April 1990        95     97     97    92     96
Weidler Associates Limited
  Partnership
  Portland, OR  (52)                May 1990          98    100    100   100     98
Gentle Pines-West Columbia
  Associates, L.P.
  Columbia, SC  (150)               June 1990         89     98     97   100     99
Lake Forest Estates II, LTD.
  Livingston, AL  (32)              June 1990        100    100     97   100    100
Las Camelias Limited Partnership
  Rio Piedras, PR  (166)            June 1990         92     97     97   100    100
WPL Associates XXIII
  Portland, OR  (48)                July 1990         90     97     96    92     97
Broadway Townhouses L.P.
  Camden, NJ  (175)                 July 1990        100    100    100   100    100

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------
                                                     % of Units Occupied at May 1,
Name and Location                                  ----------------------------------
(Number of Units)                   Date Acquired   2000   1999    1998   1997  1996
-----------------                   -------------   ----   ----    ----   ----  ----
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR  (67)                August 1990       97    100     96   100    100
Citrus Meadows Apartments, LTD.
  Brandenton, FL  (200)             July 1990         92     88     94    96     94
Sartain School Venture
  Philadelphia, PA  (35)            August 1990      100     91    100    98     89
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL  (176)         September 1990    99    100    100   100    100
Holly Hill, LTD.
  Greenville, TN  (46)              October 1990     100     98    100   100    100
Mayfair Apartments LTD.
  Morristown, TN  (48)              October 1990     100     96    100   100    100
Foxcroft Apartments LTD.
  Troy, AL  (48)                    October 1990     100     98    100    98     98
Canterbury Apartments, LTD.
  Indianola, MS  (48)               October 1990     100     98     90    90    100
Cutler Canal III Associates, LTD.
  Miami, FL  (262)                  October 1990      99     98     96    94     95
Jefferson Place L.P.
  Olathe, KS  (352)                 October 1990      98     97     95    96     93
Callaway Village, LTD.
  Clinton, TN  (46)                 November 1990    100     93    100   100    100
Commerce Square Apartments
  Associates L.P.
  Smyrna, DE  (80)                  December 1990     96     96     95   100     95
West 132nd Development
  Partnership
  New York, NY  (40)                December 1990     97    100    100    95     88
Site H Development Co.
  Brooklyn, NY  (11)                December 1990    100     93    100   100    100
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA  (78)            December 1990     94     97     96    94     97
Diamond Phase II Venture
  Philadelphia, PA  (32)            December 1990     91    100    100    97     91
Bookbindery Associates
  Philadelphia, PA  (41)            December 1990     95    100     93    98     98
The Hamlet, LTD.
  Boynton Beach, FL  (240)          December 1990     95     89     97    93     98
Stop 22 Limited Partnership
  Santurce, PR  (153)               December 1990     99     99     99   100    100
Knob Hill Apartments, LTD.
  Greenville, TN  (48)              December 1990    100    100    100   100    100
Conifer James Street Associates
  Syracuse, NY  (73)                December 1990     97     79     91    92     92

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------
                                                     % of Units Occupied at May 1,
Name and Location                                  ----------------------------------
(Number of Units)                   Date Acquired   2000   1999    1998   1997  1996
-----------------                   -------------   ----   ----    ----   ----  ----
Longfellow Heights Apartments, L.P.
  Kansas City, MO  (104)            March 1991        99     94     95    98     98

(*)  Consists of five apartment complexes located throughout Michigan.

Generally, the General Partners required in connection with the Partnership's investments in Local Partnerships that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization ("Guarantee Period"). In each case, the operating deficits have been funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $17,300,000 had expired as of March 31, 2000. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

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

Management continuously reviews the physical state of the properties and suggests to the respective Local General Partner budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management annually reviews the insurance coverage of the properties and believes such coverage is adequate.

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

As of May 15, 2000, the Partnership has approximately 9,041 registered holders of an aggregate of 139,101.5 BACs.

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

However, the Partnership has made no distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                     Year Ended March 31,
                                   ---------------------------------------------------------------------------------------

OPERATIONS                             2000             1999                1998              1997                1996
----------                         ------------     ------------       ------------       ------------         -----------
Revenues                           $ 35,444,349     $ 36,122,840       $ 33,735,906       $ 33,542,935         $33,211,908
Operating expenses                  (51,605,028)     (51,078,523)       (50,778,124)       (48,902,130)        (49,134,034)
Loss on impairment of
   assets                                     0                0                  0        (20,083,101)                  0
                                   ------------     ------------       ------------       ------------         -----------
Loss before minority
   interest and extraordi-
   nary gain                        (16,160,679)     (14,955,683)       (17,042,218)       (35,442,296)        (15,922,126)
Minority interest in loss
    of subsidiary partner-
    ships                               214,105          259,094            154,367            156,523             153,662
Extraordinary item-
     forgiveness on indebt-
     edness income                            0                0          1,045,627                  0                   0
                                   ------------     ------------       ------------       ------------         -----------
Net loss                           $(15,946,574)    $(14,696,589)      $(15,842,224)      $(35,285,773)       $(15,768,464)
                                   ============     ============       ============       ============         ===========
Net loss - limited partners        $(15,787,108)    $(14,549,623)      $(15,683,802)      $(34,932,915)       $(15,610,779)
                                   ============     ============       ============       ============         ===========
Net loss per BAC                   $    (113.49)    $    (104.60)      $    (112.75)      $    (251.13)       $    (112.23)
                                   ============     ============       ============       ============         ===========
                                                                     Year Ended March 31,
                                                                     --------------------
FINANCIAL POSITION                     2000            1999                1998               1997                1996
------------------                 ------------     ------------       ------------       ------------        ------------
Total assets                       $235,131,327     $245,335,047       $256,800,296       $268,870,640        $302,121,868
                                   ============     ============       ============       ============         ===========
Total liabilities                  $272,523,628     $266,334,183       $262,594,185       $258,746,588        $257,205,366
                                   ============     ============       ============       ============         ===========
Minority interest                  $  1,226,088     $  1,672,679       $  2,181,337       $  2,257,054        $  1,763,731
                                   ============     ============       ============       ============         ===========
Total partners' (deficit) capital  $(38,618,389)    $(22,671,815)      $ (7,975,226)      $  7,866,998        $ 43,152,771
                                   ============     ============       ============       ============         ===========

During the years ended March 31, 1996 through 2000, total assets decreased primarily due to depreciation and loss on impairment of assets (for the year ended March 31, 1997), partially offset by net addition to property and equipment. During the years ended March 31, 1996 through 2000, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

CASH DISTRIBUTION

The Partnership has made no distributions to the BACs holders as of March 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2000, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships of which approximately $306,000 remains to be paid (which includes approximately $282,000 held in escrow).

During the year ended March 31, 2000, the Partnership's primary source of funds included (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships.

For the year ended March 31, 2000, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships increased by approximately $863,000. This increase was primarily attributable to cash provided by operating activities ($3,629,000) and a net decrease in cash held in escrow for investing ($603,000) which exceeded acquisition of property and equipment ($1,384,000), net repayments on mortgage notes ($1,524,000), a net decrease in due to local general partners and affiliates ($198,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($232,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization in the amount of $12,208,000 and an increase in due to debt guarantor in the amount of $2,736,000.

The Partnership has a working capital reserve of approximately $529,000 at March 31, 2000.

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to assess BAC holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partnership to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the partnership level) will be additional third party debt financing (which may not be available if, as expected, the property owned by the Local Partnership is already substantially leveraged or, as in the case of the New York program properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the property and result in adverse tax consequences to the BAC holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a property is uncertain. If sources are not available, the Local Partnership would risk foreclosure on its property if it was unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of the Local Partnership to refinance their underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the compliance period with respect to such Local Partnership's property.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2000, 1999 and 1998, the amounts received from operations of the Local Partnerships approximated $151,000, $161,000 and $226,000, respectively.

The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, in which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,300,000 had expired as of March 31, 2000. As of March 31, 2000 and 1999, approximately $3,720,000 and $4,655,000, respectively, has been funded by the Local General Partners to meet such obligations. All operating deficit guarantees expire within the next year. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

Partnership management fees owed to the General Partners amounted to approximately $4,192,000 and $2,758,000 were accrued and unpaid at March 31, 2000 and 1999. Without the General Partners' continued accrual and without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2000, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2000.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2000, 1999 and 1998 ("Fiscal 1999", "Fiscal 1998" and "Fiscal 1997", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation, and mortgage interest.

The net loss for the 1999, 1998 and 1997 Fiscal Years totaled $15,946,574, $14,696,589 and $15,842,224, respectively.

1999 VS. 1998

Rental income increased approximately 2% for the year ended March 31, 2000 as compared to corresponding period in 1999 primarily due to rental rate increases.

Other income decreased approximately $1,176,000 for the year ended March 31, 2000 as compared to corresponding period in 1999 primarily due to a decrease at one Local Partnership due to a real estate settlement in the prior year which reduced the accrued interest owed on prior year delinquent taxes and a decrease at a second Local Partnership due to the reversal, in the prior year, of the excess reserve established to cover the maximum exposure of the disputed property tax assessments.

Total expenses remained fairly consistent with an increase of approximately 1% for the year ended March 31, 2000 as compared to the corresponding period in 1999.

1998 VS. 1997

Rental income increased approximately 3% for the year ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to rental rate increases.

Other income increased approximately $1,355,000 for the year ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to the following increases at four Local Partnerships. There was an increase at one Local Partnership due to the receipt of insurance proceeds resulting from a roof warranty. The increase at the second Local Partnership is due to a rebate from signing a new cable contract and termination fees resulting from early cancellation of rental leases. The increase at the third Local Partnership resulted from a real estate tax settlement which reduced the accrued interest owed on prior year delinquent taxes. The increase at the fourth Local Partnership resulted from the reversal of the excess reserve established to cover the maximum exposure of disputed property tax assessments.

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

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

R.P.P. LIMITED DIVIDEND HOUSING ASSOCIATION LIMITED PARTNERSHIP ("RIVER PLACE") River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Authority (the "Authority") with outstanding balances totaling $29,305,000 at December 31, 1999. River Place has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the loans. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Authority to purchase these loans upon occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $34,817,045 including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2000. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 at both March 31, 2000 and 1999. The net loss after minority interest for River Place amounted to approximately $3,822,000, $3,185,000 and $3,648,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

L.I.H. CHESTNUT ASSOCIATES, L.P. ("CHESTNUT")
Chestnut has sustained recurring losses from operations. At December 31, 1999, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued existence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any adjustments that might result from the outcome of this uncertainty. The General Partner of Chestnut is in discussion with the first mortgagee and Chestnut's limited partners (including the Partnership) in an attempt to resolve the default. The Partnership's investment in Chestnut has been written down to zero by prior years' losses and the minority interest balance was $1,147,092 at both March 31, 2000 and 1999. The net loss after minority interest for Chestnut amounted to approximately $470,000, $463,000 and $476,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg II and Williamsburg Residential, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At both December 31, 1999 and 1998, balances in the two entities accounts totaled $0.

The Partnership has advanced Williamsburg II the necessary funds to keep the mortgage and escrows current during 1999 and 1998 and is expected to continue to do so during 2000. As of March 31, 2000, the Partnership has advanced approximately $471,000 to Williamsburg II. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was approximately $330,000 and $332,000 at March 31, 2000 and 1999, respectively. Williamsburg II's net loss after minority interest amounted to approximately $148,000, $213,000 and $172,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

JEFFERSON LIMITED PARTNERSHIP ("JEFFERSON")
At December 31, 1999 and 1998, Jefferson's current liabilities exceeded its current assets by over $27,000 and $25,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $14,040 and $21,220 of current liabilities at December 31, 1999 and 1998, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1999. The Partnership's investment in Jefferson was approximately $518,000 and $668,000 at March 31, 2000 and 1999, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $149,000, $132,000, and $140,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

AFFORDABLE FLATBUSH ASSOCIATES ("AFFORDABLE FLATBUSH")
In order for Affordable Flatbush to qualify for the federal low-income tax credits, it must meet certain rental income restrictions. The rental and income restrictions must be adhered to for a 15-year compliance period. During 1996, the Department of Housing Preservation and Development ("HPD") audited Affordable Flatbush's compliance with the rental and income restrictions of section 42 of the Internal Revenue Code. HPD concluded in its audit report that Affordable Flatbush was not in compliance within the guidelines as set forth in the Internal Revenue Code for certain units of the project and consequently, the basis of the property for purposes of computing the low income housing tax credits should be reduced by an amount which approximates 88% of such basis. Affordable Flatbush management is contesting the findings by HPD and, consequently, has computed the low income tax credits for 1999 as if there was no reduction in the basis of the property.

OTHER SUBSIDIARY PARTNERSHIPS

Four of the subsidiary partnerships are leasing the land on which the Projects are located for terms ranging from 28 to 99 years. At December 31, 1999, the subsidiary partnerships were committed to minimum annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $3,944,123 in total, thereafter.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                         Sequential
                                                                            Page
                                                                         ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         19


         Consolidated Balance Sheets at March 31, 2000 and 1999              162

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 31, 2000, 1999 and 1998                                       163

         Consolidated  Statements  of  Changes in  Partners'  (Deficit)
         Capital for the Years Ended March 31, 2000, 1999 and 1998           164

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 31, 2000, 1999 and 1998                                       165

         Notes to Consolidated Financial Statements                          167

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively).
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 1999, 1998 and 1997) subsidiary partnerships whose losses aggregated $12,717,054, $11,808,044 and $48,514,709 of the Partnership's net loss for the
1999, 1998 and 1997 Fiscal Years, respectively, and whose assets constituted 96% and 95% of the Partnership's assets at March 31, 2000 and 1999, respectively, presented in the accompanying consolidated financial statements. The financial statements of these 61 subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The two subsidiary partnerships' net losses aggregated $4,291,565 (Fiscal 1999), $3,647,759 (Fiscal 1998) and $4,124,102
(Fiscal 1997), and their assets aggregated $22,472,739 and $23,096,175 at March 31, 2000 and 1999, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 26, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 1, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
January 29, 1999

[Letterhead of THEO CARSON & ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan
February 14, 2000

[Letterhead of THEO CARSON & ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan
February 6, 1999

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 1999 and December 31, 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and December 31, 1998 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 8, 2000

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 1998 and December 31, 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and December 31, 1997 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 4, 1999

[Letterhead of PAUL DAMIANO]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1999, and the related statements of loss and changes in partners' equity (capital deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Project No. HIP010 as of December 31, 1999 and the results of its operations and the changes in partners' equity (capital deficiency) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, , we have also issued a report dated January 18, 2000 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control and reports dated January 18, 2000 on its compliance with specific requirements applicable to major RIHMFC programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor RIHMFC program transactions.

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

/s/ Paul Damiano CPA PC
Lincoln, Rhode Island
January 18, 2000

[Letterhead of PAUL DAMIANO]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 1998, and the related statements of loss and changes in partners' equity (capital deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Project No. HIP010 as of December 31, 1998 and the results of its operations and the changes in partners' equity (capital deficiency) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, , we have also issued a report dated January 25, 1999 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control and reports dated January 25, 1999 on its compliance with specific requirements applicable to major RIHMFC programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor RIHMFC program transactions.

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

/s/ Paul Damiano CPA PC
Lincoln, Rhode Island
January 25, 1999

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

/s/ Paul Damiano CPA
Lincoln, RI
January 23, 1998

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
RBM Associates

We have audited the accompanying balance sheets of RBM Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 15, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
RBM Associates

We have audited the accompanying balance sheets of RBM Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 15, 1999

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates
Lancaster, Pennsylvania

Rural Housing Service
Allentown, Pennsylvania

We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2000 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 17 and 20 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 19, 2000

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates
Lancaster, Pennsylvania

Rural Housing Service
Allentown, Pennsylvania

We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ McKonly & Asbury
Harrisburg, Pennsylvania
January 19, 1999

[Letterhead of J.R. LUPO, P.A. CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheet of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1999 and December 31, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 1999 and December 31, 1998,
 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ J.R. Lupo
Verona, New Jersey
February 27, 2000

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

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT

January 20, 2000

To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 20, 2000, on our consideration of Barclay Village II, Ltd.'s internal control, and reports dated January 20, 2000, on its compliance with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and Specific Requirements applicable to Fair Housing and Nondiscrimination.

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT

January 28, 1999

To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Govemment Auditing Standards the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 28, 1999, on our consideration of Barclay Village II, Ltd.'s internal control, and reports dated January 28, 1999, on its compliance with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and Specific Requirements applicable to Fair Housing and Nondiscrimination.

As described in Note 8 to the financial statements, the Partners' Capital has been restated, as of December 31, 1997, to reflect a prior period adjustment to accrued interest.

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue
 Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 8, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue
 Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 12, 1999

[Ernst & Young Letterhead]

Report of INDEPENDENT Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
March 6, 2000

Report of INDEPENDENT Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
January 26, 1999

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential II, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Chesser & Company, P.A.
Wichita, Kansas
February 17, 2000

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential II, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Chesser & Company, P.A.
Wichita, Kansas
February 23, 1999

[Letterhead of J.R. LUPO, P.A. CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheet of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 1999 and December 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ J.R. Lupo
Verona, New Jersey
February 27, 2000

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

/s/ M.L. Berger & Company
New York, New York
February 20, 1998

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 15, 1999

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 11, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 20, 1999

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 11, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 1999

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 1999, and the related statements of profit and loss (HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2000, on our consideration of the Partnership's internal controls and a report dated January 7, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana
January 7, 2000

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 1998, and the related statements of profit and loss (HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 1999, on our consideration of the Partnership's internal controls and a report dated January 7, 1999, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana
January 7, 1999

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Indianapolis, Indiana
January 6, 1998

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dunlap School Venture

We have audited the accompanying balance sheets of Dunlap School Venture (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 16, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dunlap School Venture

We have audited the accompanying balance sheets of Dunlap School Venture (a Pennsylvania Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 13, 1999

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 1999 and 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 20, 2000 on our consideration of internal controls over financial reporting of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 16 - 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 20, 2000

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

/s/ Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
January 30, 1998

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 1999 and 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 27, 2000 on our consideration of internal controls over financial reporting of Franklin Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 16 - 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 27, 2000

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

/s/ Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
January 20, 1998

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 1999 and 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the year sthen ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 22, 2000 on our consideration of internal controls over financial reporting of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 16 - 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 22, 2000

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

[Letterhead of BICK FREDMAN & CO]

Independent Auditors' Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 1999 and 1998, and the related statement of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership's as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 3, 2000 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated February 3, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

/s/ Bick Fredman & Co
Cleveland, Ohio
February 3, 2000

[Letterhead of BICK FREDMAN & CO]

Independent Auditors' Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 1998 and 1997, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership's as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 1, 1999 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated February 1, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

/s/ Bick Fredman & Co
Cleveland, Ohio
February 1, 1999

[INSERO, KASPERSKI, CIACCIA & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio

We have audited the accompanying balance sheets - regulatory basis of Northwood Associates Limited Partnership, HUD Project #042-44050-LDP, as of December 31, 1999 and 1998 and the related statements of changes in partners' equity - regultory basis, operations - regulatory basis, and cash flows regulatory basis for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the Project's policy is to prepare its financial statements on the basis of accounting practices prescribed or permitted by U.S. Department of Housing and Urban Development. These practices differ in some respects from generally accepted accounting principles. Accordingly, the accompanying financial statements are not intended to present financial position and results of operations in conformity with generally accepted accounting principles. This report is intended solely for filing with regulatory agencies and is not intended for any other purpose.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended on the basis of accounting described in Note 1.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2000, on our consideration of Northwood Associates Limited Partnership's internal control, and reports dated January 31, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 31, 2000

[INSERO, KASPERSKI, CIACCIA & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio

We have audited the accompanying balance sheets of Northwood Associates Limited Partnership, HUD Project #042-44050-LDP, as of December 31, 1998 and 1997 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1999, on our consideration of Northwood Associates Limited Partnership's internal control, and reports dated February 10, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
February 10, 1999

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheets of Brewery Renaissance Associates, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 14, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheets of Brewery Renaissance Associates, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1999

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1999 and 1998, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 19, 2000 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and reports dated January 19, 2000 on its compliance with specific requirements applicable to major HUD program, specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2000

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1998 and 1997 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 1998 and 1997, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1999 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and reports dated January 16, 1999 on its compliance with specific requirements applicable to major HUD program, specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 1999

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 1999 and 1998 and the related statements of (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 3, 2000

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 1998 and 1997 and the related statements of (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 4, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1999 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 1999 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 1998

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 16, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1999 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 16, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2000 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 12, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1999 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of SCHOONOVER BOYER GETTMAN AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements mentioned above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Schoonover Boyer Gettman & Associates
Columbus, Ohio
January 28, 2000

[Letterhead of SCHOONOVER BOYER GETTMAN AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements mentioned above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Schoonover Boyer Gettman & Associates
Columbus, Ohio
January 22, 1999

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 2, 2000, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated February 2, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 2, 2000

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 9, 1999, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated February 9, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 9, 1999

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
New York, New York

We have audited the accompanying balance sheet of Manhattan A Associates (A Limited Partnership) as of December 31, 1999 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on page nine is presented for purposes of additional analysis and is not a required part of the basic financial statements of Manhattan A Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 29, 2000

[Letterhead of LEVINE GREENBERG & COMPANY]

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
105 West 128 Street
New York, New York 10029

Gentlemen:

We have audited the accompanying balance sheet of Manhattan A Associates (A Limited Partnership) as of December 31, 1998 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES (a Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Levine, Greenberg & Company
Certified Public Accountant
Hewlett, New York
February 24, 1999

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

/s/ Levine, Greenberg & Company
Certfied Public Accountant
Hewlett, New York
February 9, 1998

[Letterhead of GREGG ASSOCIATES

INDEPENDENT AUDITORS' REPORT

To the Partners
of Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Weidler Associates Limited Partnership as of December 31, 1999, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Weidler Associates Limited Partnership as of December 31, 1998, were audited by other auditors, whose report dated February 12, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GREGG ASSOCIATES, PC

/s/ David R. Gregg
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 14, 2000

[Letterhead of GERALD V. GERRITZ, JR. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
of Weidler Associates Limited Partnership

I have audited the accompanying balance sheets of Weidler Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Gerald V. Gerritz, Jr., CPA, P.C.
Portland, Oregon
February 12, 1999

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1999 and 1998, and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1999 and 1998, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control and reports dated January 17, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 17, 2000

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1998 and 1997, and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 1998 and 1997, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 1, 1999 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control and reports dated February 1, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
February 1, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of Lake Forest Estates II, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 1999 on our consideration of Lake Forest Estates II, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, changes in Partner's capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 1999 and 1998, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Las Camelias Limited Partnership rent income from subsidies is approximately 83% of total partnership revenues. As disclosed in Note 1-A, one of the three Housing Assistance Payment (HAP) Contracts expired on February 28, 1999.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1598370 of the Puerto Rico Society of CPA's was affixed to the original. February 1, 2000

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, changes in Partner's equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 1998 and 1997, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1545213 of the Puerto Rico Society of CPA's was affixed to the original. January 29, 1999

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon
97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1999, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 15, 2000

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 1998, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 16, 1999

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITORS' REPORT

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

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 4, 1998

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated
January 19, 2000 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Robert J. Denmark
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 19, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 22, 1999 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Lester A. Kanis
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 22, 1999

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

/s/ Reznick Fedder & Silverman
Audit Principal: Lester A. Kanis
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 27, 1998

[Letterhead of HECTOR M. LOPEZ CERTIFIED PUBLIC ACCOUNTANT]

INDEPENDENT AUDITORS' REPORT

To the Partners
Puerto Rico Historic Zone Limited Dividend Partnership

I have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," I have also issued reports dated
February 18, 2000, on my consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, and fair housing and non-discrimination.

/s/ Hector M. Lopez
The Stamp No. 1623825 was adhered to the original of this report.
Taxpayer Identification Number: ###-##-####
San Juan, Puerto Rico
February 18, 2000

[Letterhead of SANTIAGO, RILEY & REZNICK]

INDEPENDENT AUDITORS' REPORT

To the Partners
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated
January 29, 1999, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, and fair housing and non-discrimination.

/s/ Santiago, Riley & Reznick
Lead Auditor: William T. Riley, Jr.
San Juan, Puerto Rico
Taxpayer Identification Number: 66-0432841
[1520212]
Seal
January 29, 1999

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

/s/ Santiago, Riley & Reznick
Audit Principal: William T. Riley, Jr.
San Juan, Puerto Rico
Federal Employer Identification Number:  66-0432841
[1481349]
Seal
March 6, 1998

[Letterhead of CABLISH, GENTILE & GAY

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1999, and the related statements of changes in partners equity (deficit), profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in August 1997. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1999 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the financial statements (shown on pages 12 through 17) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 7, 2000 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated February 7, 2000, on major HUD programs, and the nonmajor HUD program.

/s/ Cablish, Gentile & Gay, CPA
BRADENTON, FLORIDA
February 7, 2000

[Letterhead of CHRISTOPHER, SMITH, GENTILE, LEONARD & BRISTOW, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1998, and the related statements of changes in partners equity (deficit), profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in August 1997. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 1998 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the financial statements (shown on pages 12 through 17) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 1999 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated January 29, 1999, on major HUD programs, and the nonmajor HUD program.

/s/ Christopher, Smith, Gentile, Leonard & Bristow, P.A.
BRADENTON, FLORIDA
January 29, 1999

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

/s/ Christopher, Smith, Gentile, Leonard & Bristow, P.A.
BRADENTON, FLORIDA
January 27, 1998

[ZINER, KENNEDY & LEHAN. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 14, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 19, 1999

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1999 and 1998 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 14, 2000 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control and reports dated January 14, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2000

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1998 and 1997 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 1998 and 1997 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 14, 1999 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control and reports dated January 14, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2000 on our consideration of Holly Hill, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 14, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1999 on our consideration of Holly Hill, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2000 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1999 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2000 on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2000 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1999 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 25, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 27, 1999

[Letterhead of MUELLER, PROST, PURK & WILLBRAND, P.C.]

To the Partners
Jefferson Place, L.P.
Omaha, Nebraska

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (a Missouri Limited Partnership) (the "Partnership"), as of December 31, 1999, 1998 and 1997, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 1999, 1998 and 1997, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants
St. Louis, MO
January 28, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tn.

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 1999 and 1998, and the related statements of operations, partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2000 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 10, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tn.

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1999 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 1999

[Letterhead of HALBERT, KATZ & CO. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 1999 and December 31, 1998, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 16 to 23) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2000, on our consideration of Commerce Square Apartments Associates, L.P.'s internal control and reports dated January 31, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Halbert, Katz & Co. P.C.
Philadelphia, Pennsylvania
January 31, 2000

[Letterhead of HALBERT, KATZ & CO. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 1998 and December 31, 1997, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 13 to 21) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999, on our consideration of Commerce Square Apartments Associates, L.P.'s internal control and reports dated January 29, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Halbert, Katz & Co. P.C.
Philadelphia, Pennsylvania
January 29, 1999

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheets of West 132nd Development Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 3, 2000

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
May 18, 1998

[Letterhead of MUNNS AND DOBBINS]

To the Partners
Site H Development Company
(A Limited Partnership)

Independent Auditors' Report

We have audited the accompanying statement of assets, liabilities and partners' capital of Site H Development Company (a Limited Partnership) for the year ended December 31, 1999 and 1998 and the related statements of income and expenses, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of Site H Development Company (a Limited Partnership) management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements represent fairly, in all material respects, the assets, liabilities and partners' capital of Site H Development Company (a Limited Partnership) as of December 31, 1999 and 1998 and its income and expenses, changes in its partners' capital and cash flows for the years then ended.

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

/s/ Munns and Dobbins
CERTIFIED PUBLIC ACCOUNTANTS
Scarsdale, NY
February 23, 2000

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

/s/ Munns and Dobbins
CERTIFIED PUBLIC ACCOUNTANTS
Scarsdale, NY
May 7, 1998

[Letterhead of KPMG]

Independent Auditors' Report

The Partners
L.I.H. Chestnut Associates, L.P.:

We have audited the accompanying balance sheet of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 1999, and the related statements of loss, changes in Partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 1999, and the results of its operations, changes in its Partners' capital, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 3 to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the mortgage loan. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1999. The General Partner's plans regarding these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 2000, on our consideration of L.I.H. Chestnut Associates, L.P.'s (A Pennsylvania limited partnership), PHFA Project No. O-0083, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2000

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
L.I.H. Chestnut Associates, L.P.
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (A Pennsylvania Limited Partnership), PHFA Project No. O-0083, as of December 31, 1998 and 1997 and the related statements of loss, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania Limited Partnership), PHFA Project No. O-0083, as of December 31, 1998 and 1997 and the results of its operations, changes in its Partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note C to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the mortgage loan. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1998. The General Partner's plans regarding these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 26, 1999 on our consideration of L.I.H. Chestnut Associates, L.P.'s (A Pennsylvania Limited Partnership), PHFA Project No. O-0083, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 26, 1999

[Letterhead of ZINER, KENNEDY & LEHAN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Phase II Venture

We have audited the accompanying balance sheets of Diamond Phase II Venture (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 22, 2000

[Letterhead of ZINER & COMPANY, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Phase II Venture

We have audited the accompanying balance sheets of Diamond Phase II Venture (a Pennsylvania limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 16, 1999

[Letterhead of ZINER, KENNEDY & LEHAN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Bookbindery Associates

We have audited the accompanying balance sheets of Bookbindery Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan
Quincy, Massachusetts
January 16, 2000

[Letterhead of ZINER & COMPANY, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Bookbindery Associates

We have audited the accompanying balance sheets of Bookbindery Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 16, 1999

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Buchbinder Tunick & Company LLP
Boca Raton, Florida
February 1, 2000

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Buchbinder Tunick & Company LLP
Boca Raton, Florida
February 3, 1999

[Letterhead Of ISRAEL ROLON]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
1999, and the related statements of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued reports dated February 17, 2000 on my consideration of Stop 22 Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-discrimination, and laws and regulations applicable to the financial statements.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages to 22 to 30) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1621959 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.
February 17, 2000

[Letterhead Of ISRAEL ROLON]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
1998, and the related statements of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued reports dated February 19, 1999 on my consideration of Stop 22 Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-discrimination, and laws and regulations applicable to the financial statements.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages to ) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1555745 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.
February 19, 1999

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

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
FEDERAL EMPLOYER IDENTIFICATION NUMBER:  66-0392808
STAMP NUMBER 1482025 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.
February 11, 1998

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2000 on our consideration of Knob Hill Apartments, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1999 on our consideration of Knob Hill Apartments, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 1999

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C. ]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates
(A Limited Partnership)
Syracuse, New York

We have audited the accompanying balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 1999 and 1998 and the related statements of changes in partners' equity (deficiency), operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 25, 2000

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C. ]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates
(A Limited Partnership)
Syracuse, New York

We have audited the accompanying balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of changes in partners' equity (deficiency), operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 26, 1999

[Letterhead of RBG & CO.]

Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, a limited partnership, as of December 31, 1999 and 1998 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 21, 2000

[Letterhead of RBG & CO.]

Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, a limited partnership, as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 25, 1999

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                                                MARCH 31,
                                                                    -------------------------------
                                                                         2000               1999
                                                                    ------------      --------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 10)                                  $209,626,152       $220,262,429
Cash and cash equivalents (Notes 2, 3 and 10)                          5,124,712          4,261,662
Cash held in escrow (Notes 3 and 5)                                   14,457,567         15,170,739
Deferred costs - less accumulated amortization (Notes 2 and 6)         3,257,295          3,415,694
Other assets                                                           2,665,601          2,224,523
                                                                    ------------       ------------
Total assets                                                        $235,131,327       $245,335,047
                                                                    ============       ============


                         LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note 7)                                     $194,516,380       $196,503,570
Due to debt guarantor (Note 10(a))                                    34,817,045         30,855,866
Accounts payable and other liabilities                                22,395,278         21,561,937
Due to local general partners and affiliates (Note 8)                 15,489,515         13,731,640
Due to general partners and affiliates (Note 8)                        5,305,410          3,681,170
                                                                    ------------       ------------
Total liabilities                                                    272,523,628        266,334,183
                                                                    ------------       ------------
Minority interest (Note 2)                                             1,226,088          1,672,679
                                                                    ------------       -------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' deficit
Limited partners (139,101.5 BACs
  issued and outstanding) (Note 1)                                   (36,996,748)       (21,209,640)
General partners                                                      (1,621,641)        (1,462,175)
                                                                    ------------       ------------
Total partners' deficit                                              (38,618,389)       (22,671,815)
                                                                    ------------       ------------
Total liabilities and partners' deficit                             $235,131,327       $245,335,047
                                                                    ============       ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED MARCH 31,
                                                                    ----------------------------------------------------
                                                                         2000                1999                1998
                                                                    ------------        ------------        ------------
Revenues
  Rental income                                                     $ 33,780,252        $ 33,282,554        $ 32,250,396
  Other                                                                1,664,097           2,840,286           1,485,510
                                                                    ------------        ------------        ------------
                                                                      35,444,349          36,122,840          33,735,906
                                                                    ------------        ------------        ------------
Expenses
  General and administrative                                           6,124,845           6,143,062           5,843,674
  General and administrative-related parties
  (Note 8)                                                             3,511,186           3,592,742           3,742,383
  Repairs and maintenance                                              6,188,428           5,848,011           5,332,720
  Operating and other                                                  4,196,914           4,072,781           4,080,561
  Real estate taxes                                                    2,315,904           2,333,761           3,569,388
  Insurance                                                            1,275,232           1,308,342           1,429,941
  Interest                                                            15,784,559          16,121,311          15,878,695
  Depreciation and amortization                                       12,207,960          11,658,513          10,900,762
                                                                    ------------        ------------        ------------

Total expenses                                                        51,605,028          51,078,523          50,778,124
                                                                    ------------        ------------        ------------
Loss before minority interest and
  extraordinary gain                                                 (16,160,679)        (14,955,683)        (17,042,218)
Minority interest in loss of subsidiary
  partnerships                                                           214,105             259,094             154,367
                                                                    ------------        ------------        ------------

Loss before extraordinary item                                       (15,946,574)        (14,696,589)        (16,887,851)
Extraordinary item - forgiveness of
  indebtedness income (Note 7)                                                 0                   0           1,045,627
                                                                    ------------        ------------        ------------

Net loss                                                            $(15,946,574)       $(14,696,589)      $(15,842,224)
                                                                    ============        ============        ============

Loss before extraordinary item -
  limited partners                                                  $(15,787,108)       $(14,549,623)       $(16,718,973)

Extraordinary item - limited partners                                          0                   0           1,035,171
                                                                    ------------        ------------        ------------

Net loss - limited partners                                         $(15,787,108)       $(14,549,623)       $(15,683,802)
                                                                    ============        ============        ============

Number of BACs outstanding                                             139,101.5           139,101.5           139,101.5
                                                                    ============        ============        ============

Loss before extraordinary item per BAC                              $    (113.49)       $    (104.60)       $    (120.19)

Extraordinary item per BAC                                                     0                   0                7.44
                                                                    ------------        ------------        ------------

Net loss per BAC                                                    $    (113.49)       $    (104.60)       $    (112.75)
                                                                    ============        ============        ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                                          Limited             General
                                                                       Total              Partners            Partners
                                                                    ------------        ------------         -----------
Partners' capital (deficit) - April 1, 1997                         $  7,866,998        $  9,023,785         $(1,156,787)

Net loss, year ended March 31, 1998                                  (15,842,224)        (15,683,802)           (158,422)
                                                                    ------------        ------------         -----------

Partners' deficit - March 31, 1998                                    (7,975,226)         (6,660,017)         (1,315,209)

Net loss, year ended March 31, 1999                                  (14,696,589)        (14,549,623)           (146,966)
                                                                    ------------        ------------         -----------

Partners' deficit - March 31, 1999                                   (22,671,815)        (21,209,640)         (1,462,175)

Net loss, year ended March 31, 2000                                  (15,946,574)        (15,787,108)           (159,466)
                                                                    ------------        ------------         -----------

Partners' deficit - March 31, 2000                                  $(38,618,389)       $(36,996,748)        $(1,621,641)
                                                                    ============        ============         ===========


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     YEAR ENDED MARCH 31,
                                                                    ----------------------------------------------------
                                                                         2000                1999                1998
                                                                    ------------        ------------        ------------
Cash flows from operating activities:

Net loss                                                            $(15,946,574)       $(14,696,589)       $(15,842,224)
                                                                    ------------        ------------        ------------

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                         12,207,960          11,658,513          10,900,762
Forgiveness of indebtedness income                                             0                   0          (1,045,627)
Loss on sale of property and equipment                                         0                   0              18,012
Minority interest in loss of subsidiary
  partnerships                                                          (214,105)           (259,094)           (154,367)
(Increase) decrease in assets:
Cash held in escrow                                                      110,321             730,975             172,177
Other assets                                                            (441,078)            292,110             236,450
Increase (decrease) in liabilities:
Due to debt guarantor                                                  2,736,179           2,620,949           2,467,333
Accounts payable and other liabilities                                 1,595,517           1,397,788           3,494,029
Increase in due to local general partners
  and affiliates                                                       2,099,460             834,215             136,032
Decrease in due to local general partners
  and affiliates                                                        (143,309)           (725,357)           (237,443)
Due to general partners and affiliates                                 1,624,240           1,705,257            (329,617)
                                                                    ------------        ------------        ------------

Total adjustments                                                     19,575,185          18,255,356          15,657,741
                                                                    ------------        ------------        ------------

Net cash provided by (used in) operating activities                    3,628,611           3,558,767            (184,483)
                                                                    ------------        ------------        ------------

Cash flows from investing activities:

Acquisition of property and equipment                                 (1,383,823)         (1,226,009)           (890,758)
Increase in cash held in escrow                                          (54,730)            (26,095)           (402,787)
Decrease in cash held in escrow for
  real estate investments                                                657,581               2,500             130,089
Increase in due to local general partners
  and affiliates                                                          81,857              90,434             124,570
Decrease in due to local general partners
  and affiliates                                                        (144,907)           (592,148)           (217,741)
                                                                    ------------        ------------        ------------

Net cash (used in) provided by investing activities                     (844,022)         (1,751,318)         (1,256,627)
                                                                    ------------        ------------        ------------


                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (continued)
                                                                                     YEAR ENDED MARCH 31,
                                                                    ----------------------------------------------------
                                                                         2000                1999                1998
                                                                    ------------        ------------        ------------
Cash flows from financing activities:
Increase in deferred costs                                               (29,461)                  0             (25,115)
Repayments on mortgage notes                                          (2,444,366)         (1,562,799)        (13,579,877)
Borrowings on mortgage notes                                             920,000                   0          12,200,000
Advances from debt guarantor                                                   0                   0             637,531
Increase in due to local general partners
  and affiliates                                                               0              70,135                   0
Decrease in due to local general partners
  and affiliates                                                        (135,226)            (98,476)            (93,824)
(Decrease) increase in capitalization of consolidated
  subsidiaries attributable to minority interest                        (232,486)           (249,564)             78,650
                                                                    ------------        ------------        ------------

Net cash used in financing activities                                 (1,921,539)         (1,840,704)           (782,635)
                                                                    ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                     863,050             (33,255)         (2,223,745)

Cash and cash equivalents at beginning of year                         4,261,662           4,294,917           6,518,662
                                                                    ------------        ------------        ------------

Cash and cash equivalents at end of year                            $  5,124,712        $  4,261,662        $  4,294,917
                                                                    ============        ============        ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                              $ 11,086,905        $ 11,307,707        $ 11,009,605
                                                                    ============        ============        ============
Supplemental disclosures of noncash investing
  and financing activities:
Repayment of mortgage notes advanced by
  debt guarantor                                                    $    735,000        $    660,605        $    655,000
Repayment of accounts payable and other
  liabilities advanced by debt guarantor                                 490,000                   0                   0
Net increase in mortgage notes reclassified from
  accounts payable and other liabilities                                 272,176             330,735             230,984

Forgiveness of indebtedness income and debt restructuring:
Decrease (increase) in deferred costs                                          0                   0            (292,231)
Decrease in mortgage notes payable                                             0                   0            (600,000)
Decrease in accounts payable and
  other liabilities                                                            0                   0          (3,653,396)
Increase in due to local general
  partners and affiliates                                                      0                   0           3,500,000


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

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

The Partnership has acquired interests in 62 Local Partnerships as of March 31, 2000 and no further acquisitions are anticipated.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2000, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

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

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest's investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $273,000, $247,000 and $271,000 for the years ended March 31, 2000, 1999 and 1998, respectively (the 1999, 1998 and 1997 fiscal years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2000, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2000.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

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

e)  Offering Costs

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

h)  Adoption of New Accounting Standards

During April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 is effective for all fiscal quarters beginning after December 15, 1998.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
-------------------------------------------------
The carrying amount approximates fair value.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                            March 31, 2000                         March 31, 1999
                                                 -------------------------------         -------------------------------
                                                  Carrying                                 Carrying
                                                   Amount             Fair Value            Amount           Fair Value
                                                ------------          ----------         -----------         -----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value              $  84,672,608         $84,713,340        $125,498,520        $125,285,699
Not Practicable                                   109,843,772                 (*)          71,005,050                 (*)

(*) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Due to local general partners and affiliates
--------------------------------------------
The estimated fair value of the Partnership's due to local general partners and affiliates are as follows:

                                                            March 31, 2000                         March 31, 1999
                                                 -------------------------------         -------------------------------
                                                  Carrying                                 Carrying
                                                   Amount             Fair Value            Amount           Fair Value
                                                ------------          ----------         -----------         -----------
Due to local general partners
  and affiliates for which it is:
Not practicable                                  $15,489,515                 (*)         $13,731,640                 (*)

(*) Management believes it is not practical to estimate the fair value of due to local general partners and affiliates, because market information on such unique loans are not currently available to the partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                            March 31,                    Estimated
                                                --------------------------------       Useful Lives
                                                     2000                1999             (Years)
                                                ------------        ------------      --------------
Land                                            $ 12,894,634       $  12,894,634
Building and improvements                        287,014,289         286,063,924      15 to 40 years
Other                                              7,327,869           6,912,921       5 to 10 years
                                                ------------        ------------
                                                 307,236,792         305,871,479
Less:  Accumulated depreciation                  (97,610,640)        (85,609,050)
                                                ------------        ------------
                                                $209,626,152        $220,262,429
                                                ============        ============

Included in property and equipment is $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2000 and 1999. In addition, as of March 31, 2000 and 1999, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $12,020,100, $11,466,030 and $10,713,309, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developers' fees of $25,440,729 as of March 31, 2000 and 1999 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2000 and 1999 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $18,510 and $5,417, respectively, due to write-offs on dispositions.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                            March 31,
                                                 -------------------------------
                                                     2000                1999
                                                 -----------         -----------
Purchase price payments*                         $   281,727         $   939,308
Real estate taxes, insurance and other             6,920,167           7,111,227
Reserve for replacements                           5,858,694           5,803,964
Tenants' security deposits                         1,396,979           1,316,240
                                                 -----------         -----------
                                                 $14,457,567         $15,170,739
                                                 ===========         ===========

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                            March 31,
                                                 -------------------------------
                                                     2000                1999             Period
                                                 -----------         -----------      --------------
Financing expenses                               $ 4,999,880         $ 4,970,419            **
Organization expenses                                      0             660,354        60 months
                                                 -----------         -----------
                                                   4,999,880           5,630,773
Less:  Accumulated amortization                   (1,742,585)         (2,215,079)
                                                 -----------         -----------
                                                 $ 3,257,295         $ 3,415,694
                                                 ===========         ===========

*Reclassified for comparative purposes.
**Over the life of the related mortgages.

Amortization of deferred costs for the years ended March 31, 2000, 1999 and 1998 amounted to $187,860, $192,483 and $187,453, respectively. During the years ended March 31, 2000 and 1999 there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $660,354 and $73,676, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $972,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each subsidiary partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rent and leases.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

Annual principal payment requirements as of March 31, 2000 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
------------------                 ------------
2000                               $  3,590,907
2001                                  3,969,202
2002                                  4,354,825
2003                                  4,700,078
2004                                  5,026,965
Thereafter                          172,874,403
                                   ------------
                                   $194,516,380
                                   ============

No adjustment has been made in the table above for the events of default and other matters described in Note 10(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $134,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

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

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2000, 1999 and 1998 are as follows:

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

A)  Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,300,000 had expired as of March 31, 2000. As of March 31, 2000 and 1999, approximately $3,720,000 and $4,655,000, respectively, has been funded by the Local General Partners to meet such obligations. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

B)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                               Year Ended March 31,
                                                  --------------------------------------------------
                                                     2000                1999                1998
                                                  ----------          ----------          ----------
Partnership management fees (i)                   $1,434,000          $1,434,000          $1,434,000
Expense reimbursement (ii)                           257,121             239,390             258,111
Property management fees incurred to
  affiliates of the General Partners(iii)                  0              11,420             177,825
Local administrative fee (iv)                        130,699             196,796             189,966
                                                  ----------          ----------          ----------

Total general and administrative
 - General Partners                                1,821,820           1,881,606           2,059,902
                                                  ----------          ----------          ----------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners                                 1,689,366           1,711,136           1,682,481
                                                  ----------          ----------          ----------

Total general and administrative
 - related parties                                $3,511,186          $3,592,742          $3,742,383
                                                  ==========          ==========          ==========

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership man-

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

agement fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $4,192,000 and $2,758,000 were accrued and unpaid at March 31, 2000 and 1999. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The subsidiary partnerships incurred property management fees amounting to $2,214,259, $2,230,323 and $2,157,696 for the years ended March 31, 2000, 1999 and 1998, respectively, of which $1,689,366, $1,722,556 and $1,860,306, respectively, was incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners was $0, $11,420 and $177,825 for the years ended March 31, 2000, 1999 and 1998, respectively, which was also incurred to an affiliate of the Related General Partner.

(iv) Liberty Associates, a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates received cash distributions from the Local Partnerships of $1,284, $1,106 and $1,854 during the years ended March 31, 2000, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2000 and 1999 consists of the following:

                                                                                March 31,
                                                                     -------------------------------
                                                                         2000                1999
                                                                     -----------         -----------
Operating deficit advances                                           $ 2,840,683         $ 2,983,992
Development fees                                                       1,139,821           1,284,728
Operating advances                                                     3,626,221           2,565,639
Due to contractor                                                        110,431             106,155
General Partner distributions                                            405,216             470,307
Developer loans (i)                                                    1,452,879           1,435,308
Land note payable (ii)                                                 1,205,106           1,145,096
Long-term note payable (iii)                                           3,500,000           3,570,135
Management and other operating fees                                    1,209,158             170,280
                                                                     -----------         -----------
                                                                     $15,489,515         $13,731,640
                                                                     ===========         ===========

(i)  Developer loans consist of the following:

                                                                                March 31,
                                                                      ------------------------------
                                                                         2000                1999
                                                                      ----------          ----------
JEFFERSON LIMITED PARTNERSHIP -                                       $  100,000          $  100,000
This  loan  is  unsecured,   bears   interest  at  an
annually  adjusted  rate (4.94% at March 31, 2000 and
5.63% at March  31,  1999)  and has no  predetermined
due date.

This note is unsecured,  bears  interest at 9.25% per annum               75,000              75,000
and is due in the  event  of sale or  refinancing  of
the property.

NORTHWOOD ASSOCIATES LIMITED PARTNERSHIP -                               292,095             274,524
This  loan  bears  interest  at 12% per  annum and is
payable only out of available surplus cash.

CITRUS MEADOWS APARTMENTS, LTD. -                                        985,784             985,784
This loan  bears no  interest  and can only be repaid                 ----------          ----------
with the proceeds from a sale or refinancing.
                                                                      $1,452,879          $1,435,308
Interest expense incurred on developer loans amounted to              ==========          ==========
$30,139, $30,357 and $30,276 for the years ended March 31,
2000, 1999 and 1998, respectively.



                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000


(ii) Land note payable consists of the following:

CITRUS MEADOWS APARTMENTS, LTD. -                                     $1,205,106          $1,145,096
The land for this subsidiary partnership was purchased from           ==========          ==========
the local general partner for a $600,000 note which accrues
interest at 10% per annum. The principal balance, together
with the accrued interest, is payable upon the sale of the
property or in December 2004, whichever event occurs first.

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2000, 1999 and 1998.

(iii)   Long-term   note  payable   consists  of  the
following

JEFFERSON PLACE L.P.                                                  $3,500,000          $3,500,000
On July 30, 1997, the local general partner, issued a note
payable in the sum of $3,500,000 to the subsidiary partner-
ship. Interest on this note, at the rate of 8.5% annually,
is payable monthly solely out of excess cash flow generated
by the subsidiary partnership. The principal plus all
outstanding interest is due July 1, 2023. All payments under this $3,500,000 note are subordinate to payments due under
the $12,200,000 tax-exempt mortgage bonds.

For the years ended December 31, 1999, 1998 and 1997, mortgage interest included interest from this note in the amount of $336,313, $353,367 and $126,592, respectively. On the December 31, 1999, 1998 and 1997 amounts, $38,813,
$20,390 and $2,634 was interest calculated on past accrued base interest.


                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                                      Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                         1999                1998                1997
                                                                    ------------        ------------        ------------
Financial statement
Net loss                                                            $(15,946,574)       $(14,696,589)       $(15,842,224)

Difference resulting from parent company having a different
fiscal year for income tax and financial reporting purposes               (9,305)             56,193            (509,800)

Difference between depreciation and amortization expense
recorded for financial statement and income tax reporting
purposes                                                              (1,952,849)         (2,622,146)         (1,348,092)

Tax-exempt interest income                                               (12,688)            (27,455)           (133,755)

Other                                                                    815,869             672,690             (28,494)
                                                                    ------------        ------------        -------------

Net loss as shown on the Partnership's income tax return            $(17,105,547)       $(16,617,307)      $(17,862,365)
                                                                    ============        ============       =============

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

R.P.P. LIMITED DIVIDEND HOUSING ASSOCIATION LIMITED PARTNERSHIP ("RIVER PLACE") River Place's long-term debt consists of borrowings under two loan agreements with the Michigan State Housing Authority (the "Authority") with outstanding balances totaling $29,305,000 at December 31, 1999. River Place has been unable to generate sufficient cash flows to meet a majority of its required principal and interest payments under the loans. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Authority to purchase these loans upon occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $34,817,045 including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2000. However, there is no guarantee that GRS, or any other persons, will

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was $882,750 at both March 31, 2000 and 1999. The net loss after minority interest for River Place amounted to approximately $3,822,000, $3,185,000 and $3,648,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

L.I.H. CHESTNUT ASSOCIATES, L.P. ("CHESTNUT")
Chestnut has sustained recurring losses from operations. At December 31, 1999, Chestnut had not made certain payments required under the terms of the mortgage loan and, as a result, is in default. Chestnut's continued existence is dependent on its resolution of the default under the mortgage loan. These items raise substantial doubt about Chestnut's ability to continue as a going concern. The financial statements for Chestnut do not include any adjustments that might result from the outcome of this uncertainty. The General Partner of Chestnut is in discussion with the first mortgagee and Chestnut's limited partners (including the Partnership) in an attempt to resolve the default. The Partnership's investment in Chestnut has been written down to zero by prior years' losses and the minority interest balance was $1,147,092 at both March 31, 2000 and 1999. The net loss after minority interest for Chestnut amounted to approximately $470,000, $463,000 and $476,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg II and Williamsburg Residential, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At both December 31, 1999 and 1998, balances in the two entities accounts totaled $0.

The Partnership has advanced Williamsburg II the necessary funds to keep the mortgage and escrows current during 1999 and 1998 and is expected to continue to do so during 2000. As of March 31, 2000, the Partnership has advanced approximately $471,000 to Williamsburg II. The advances do not bear interest and are short-term in nature.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

The Partnership's investment in Williamsburg II had been written down to zero by prior years' losses and the minority interest balance was approximately $330,000 and $332,000 at March 31, 2000 and 1999, respectively. Williamsburg II's net loss after minority interest amounted to approximately $148,000, $213,000 and $172,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

JEFFERSON LIMITED PARTNERSHIP ("JEFFERSON")
At December 31, 1999 and 1998, Jefferson's current liabilities exceeded its current assets by over $27,000 and $25,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $14,040 and $21,220 of current liabilities at December 31, 1999 and 1998, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 1999. The Partnership's investment in Jefferson was approximately $518,000 and $668,000 at March 31, 2000 and 1999, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $149,000, $132,000, and $140,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

AFFORDABLE FLATBUSH ASSOCIATES ("AFFORDABLE FLATBUSH")
In order for Affordable Flatbush to qualify for the federal low-income tax credits, it must meet certain rental income restrictions. The rental and income restrictions must be adhered to for a 15-year compliance period. During 1996, the Department of Housing Preservation and Development ("HPD") audited Affordable Flatbush's compliance with the rental and income restrictions of section 42 of the Internal Revenue Code. HPD concluded in its audit report that Affordable Flatbush was not in compliance within the guidelines as set forth in the Internal Revenue Code for certain units of the project and, consequently, the basis of the property for purposes of computing the low income housing tax credits should be reduced by an amount which approximates 88% of such basis. Affordable Flatbush management is contesting the findings by HPD and, consequently, has computed the low income tax credits for 1999 as if there was no reduction in the basis of the property.

LEASES

Four of the subsidiary partnerships are leasing the land on which the Projects are located, for terms ranging from 28 to 99 years. At December 31, 1999, the subsidiary partnerships were committed to minimum future annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $3,944,123 in total thereafter.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2000, uninsured cash and cash equivalents approximated $2,215,000.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic

                         LIBERTY TAX CREDIT PLUS III L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2000

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

e)  Tax Credits

A portion of the low-income housing tax credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Projects, or
(3) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

During the tax years 1999, 1998 and 1997, the Partnership generated low-income housing tax credits of approximately $19,534,000, $19,584,000 and $19,632,000, respectively.

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

RELATED CREDIT PROPERTIES III, L.P.

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President and Chief Executive Officer

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer and Assistant Vice President

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

LIBERTY GP III INC.

Name                                Position
----                                --------

Alan P. Hirmes                      President and Chief Executive Officer

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

Biographical information with respect to Messrs. Hirmes, Boesky, Hopps, Schnitzer, Ms. Kiley and Ms. Wicelinski is set forth above.

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

General Partnership        Liberty GP III Inc.           $1,000 capital contribution -           50%
Interest in the            625 Madison Avenue            directly owned
Partnership                New York, NY 10022

Liberty Associates IV L.P. holds a 1% and .998% (see Item 7. with respect to River Place) limited partnership interest in 61 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs. Neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2000, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive offi-cers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership           Percent of Class
----------------------------          --------------------           ----------------
Lehigh Tax Credit Partners, Inc.      13,127.66 (2) (3)                   9.4%

J. Michael Fried                      13,127.66 (2) (3) (4)               9.4%

Alan P. Hirmes                        13,127.66 (2) (3) (4)               9.4%

Stuart J. Boesky                      13,127.66 (2) (3) (4)               9.4%

Stephen M. Ross                       -                                     -

Mark D. Schnitzer                     -                                     -

Denise L. Kiley                       -                                     -

Glenn F. Hopps                        -                                     -

Teresa Wicelinski                     -                                     -

All directors and executive officers  13,127.66 (2) (3) (4)               9.4%
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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 1, 2000, Lehigh I held 6,458.33 BACs and Lehigh II held 6,669.33 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

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

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                             Sequential
                                                                                                 Page
                                                                                             ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                             19

         Consolidated Balance Sheets at March 31, 2000 and 1999                                  162

         Consolidated  Statements  of  Operations  for the Years Ended
         March 31, 2000, 1999 and 1998                                                           163

         Consolidated  Statements  of  Changes in  Partners'  (Deficit)
         Capital for the Years Ended March 31, 2000, 19998 and 1998                              164

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 31, 2000, 1999 and 1998                                                           165

         Notes to Consolidated Financial Statements                                              167

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                                            193

         Schedule I - Condensed Financial Information of Registrant                              194

         Schedule III - Real Estate and Accumulated Depreciation                                 197

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

(3A)     Form of Amended and Restated Agreement of Limited Partnership of
         Liberty Tax Credit Plus III L.P. (attached to Prospectus as Exhibit A)**

(3B) Certificate of Limited Partnership of Liberty Tax Credit Plus III L.P., together with amendments filed on November 17, 1988**

(4)      Form of Subscription Agreement (attached to Prospectus as
         Exhibit B)

(10A)    Escrow Agreement between Registrant and Bankers Trust
         Company**

(10B)    Forms of Purchase Agreements for purchase of Local
         Partnership Interests**

(21)     Subsidiaries of the Registrant                                                          189

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                             Sequential
                                                                                                 Page
                                                                                             ----------
(27)     Financial Data Schedule (filed herewith)                                                201

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                               Jurisdiction
                                                                                             of Organization
                                                                                             ----------------
(c)      SUBSIDIARIES OF THE REGISTRANT (EXHIBIT 21)
         C.V. Bronx Associates, L.P.                                                                NY
         Michigan Rural Housing Limited Partnership                                                 MI
         Jefferson Limited Partnership                                                              LA
         Inter-Tribal Indian Village Housing Development Associates, L.P.                           RI
         RBM Associates                                                                             PA
         Glenbrook Associates                                                                       PA
         Affordable Flatbush Associates                                                             NY
         Barclay Village II, LTD.                                                                   PA
         1850 Second Avenue Associates, L.P.                                                        NY
         R.P.P. Limited Dividend Housing                                                            MI
         Williamsburg Residential II, L.P.                                                          KS
         West 104th Street Associates L.P.                                                          NY
         Meredith Apartments, LTD.                                                                  UT
         Ritz Apartments, LTD.                                                                      UT
         Ashby Apartments, LTD.                                                                     UT
         South Toledo Associates, LTD.                                                              OH
         Dunlap School Venture                                                                      PA
         Philipsburg Elderly Housing Associates                                                     PA
         Franklin Elderly Housing Associates                                                        PA
         Wade D. Mertz Elderly Housing Associates                                                   PA
         Lancashire Towers Associates Limited Partnership                                           OH
         Northwood Associates Limited Partnership                                                   OH
         Brewery Renaissance Associates                                                             NY
         Brandywine Court Associates, L.P.                                                          FL
         Art Apartments Associates                                                                  PA
         The Village at Carriage Hills, LTD.                                                        TN
         Mountainview Apartments, LTD.                                                              TN
         The Park Village, Limited                                                                  MS
         River Oaks Apartments, LTD.                                                                AL
         Forrest Ridge Apartments, LTD.                                                             AR
         The Hearthside Limited Dividend Housing Association
           Limited Partnership                                                                      MI
         Redemptorist Limited Partnership                                                           LA
         Manhattan A Associates                                                                     NY
         Broadhurst Willows, L.P.                                                                   NY
         Weidler Associates Limited Partnership                                                     OR
         Gentle Pines-West Columbia Associates, L.P.                                                SC
         Lake Forest Estates II, LTD.                                                               AL
         Las Camelias Limited Partnership                                                           PR
         WPL Associates XXIII                                                                       OR
         Broadway Townhouses L.P.                                                                   NJ
         Puerto Rico Historic Zone Limited Dividend Partnership                                     PR
         Citrus Meadows Apartments, LTD.                                                            FL
         Sartain School Venture                                                                     PA
         Driftwood Terrace Associates, LTD.                                                         FL
         Holly Hill, LTD.                                                                           TN
         Mayfair Apartments LTD.                                                                    TN
         Foxcroft Apartments LTD.                                                                   AL
         Canterbury Apartments, LTD.                                                                MS

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                               Jurisdiction
                                                                                             of Organization
                                                                                             ----------------
(c)      SUBSIDIARIES OF THE REGISTRANT (EXHIBIT 21)
         Cutler Canal III Associates, LTD.                                                          FL
         Jefferson Place L.P.                                                                       KS
         Callaway Village, LTD.                                                                     TN
         Commerce Square Apartments Associates L.P.                                                 DE
         West 132nd Development Partnership                                                         NY
         Site H Development Co.                                                                     NY
         L.I.H. Chestnut Associates, L.P.                                                           PA
         Diamond Phase II Venture                                                                   PA
         Bookbindery Associates                                                                     PA
         The Hamlet, LTD.                                                                           FL
         Stop 22 Limited Partnership                                                                PR
         Knob Hill Apartments, LTD.                                                                 TN
         Conifer James Street Associates                                                            NY
         Longfellow Heights Apartments, L.P.                                                        MO

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

                         LIBERTY TAX CREDIT PLUS III L.P.
                                   (Registrant)

                                By: RELATED CREDIT PROPERTIES III L.P.,
                                    a General Partner

                                By: Related Credit Properties III Inc.,
                                    its general partner

Date: June 28, 2000
                                    By:  /s/ Alan P. Hirmes
                                         ----------------------------------
                                         Alan P. Hirmes
                                         President and Chief Executive Officer
                                         (principal executive and financial
                                         officer)

                                By: Liberty GP III Inc.,
                                    a General Partner

Date: June 28, 2000
                                    By:   /s/ Alan P. Hirmes
                                         ----------------------------------
                                         Alan P. Hirmes
                                         President and Chief  Executive Officer
                                         (principal executive and financial
                                         officer)

                                and

                                By: LIBERTY ASSOCIATES III, L.P.,
                                    a General Partner

                                By: Related Credit Properties III L.P.,
                                    its general partner

Date: June 28, 2000
                                    By:   /s/ Alan P. Hirmes
                                         ----------------------------------
                                         Alan. P. Hirmes
                                         President and Chief Executive Officer
                                         (principal executive and financial
                                         officer)

                                By: Liberty GP III Inc.,
                                    a General Partner

Date: June 28, 2000
                                    By:   /s/ Alan P. Hirmes
                                         ----------------------------------
                                         Alan P. Hirmes
                                         President and Chief Executive Officer
                                         (principal executive and financial
                                         officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                  Title                                 Date
------------------   -------------------------------------------  --------------

                     President and Chief Executive Officer
                     (principal executive and financial officer)
                     of Related Credit Properties
                     III Inc., (general partner
                     of Related Credit Properties III L.P.
                     and Liberty Associates IV, L.P.)
/s/ Alan P. Hirmes   (a General Partner of Registrant)
------------------   and Liberty GP III, Inc.
Alan P. Hirmes       (a General Partner of Registrant)             June 28, 2000


                     Treasurer (principal accounting officer)
                     of Related Credit Properties
                     III Inc., (general partner
                     of Related Credit Properties III L.P.
                     and Liberty Associates IV, L.P.)
/s/ Glenn F. Hopps  (a General Partner of Registrant)
-------------------  and Liberty GP III, Inc.
Glenn F. Hopps       (a General Partner of Registrant)             June 28, 2000


                     Director of Related Credit Properties
                     III Inc., general partner of Related
/s/ Stephen M. Ross  Credit Properties III L.P.
-------------------  and Liberty Associates IV, L.P.
Stephen M. Ross      (General Partners of Registrant)              June 28, 2000

                           INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (a Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated
May 26, 2000 on page 19, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1999, 1998 and 1997 Fiscal Years and Schedule III at March 31, 2000. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. These subsidiary partnerships have been unable to generate sufficient cash flow to pay their mortgage obligations. The two subsidiary partnerships' net losses aggregated $4,291,565 (Fiscal 1999), $3,647,759 (Fiscal 1998) and $4,124,102 (Fiscal 1997), and their assets aggregated $22,472,739 and $23,096,175 at March 31, 2000 and 1999, respectively.
Management's plans in regard to these matters are also described in
Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 26, 2000

                         LIBERTY TAX CREDIT PLUS III L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

                             CONDENSED BALANCE SHEETS


                                      ASSETS
                                                                                 March 31,
                                                                     -------------------------------
                                                                         2000                1999
                                                                     -----------         -----------
Cash and cash equivalents                                            $   553,693         $   346,731
Cash held in escrow                                                      281,727             939,308
Investment and advances in subsidiary partnerships                    35,472,910          40,888,006
Other assets                                                             245,466             245,466
                                                                     -----------         -----------
Total assets                                                         $36,553,796         $42,419,511
                                                                     ===========         ===========

                         LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                                $ 4,774,804         $ 3,219,479
Other liabilities                                                          6,790              24,486
                                                                     -----------         -----------
Total liabilities                                                      4,781,594           3,243,965

Partners' equity                                                      31,772,202          39,175,546
                                                                     -----------         -----------
Total liabilities and partners' equity                               $36,553,796         $42,419,511
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

                         LIBERTY TAX CREDIT PLUS III L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                        CONDENSED STATEMENTS OF OPERATIONS

                                                                                   Year Ended March 31,
                                                                     --------------------------------------------------
                                                                         2000                1999               1998
                                                                     -----------         -----------        ------------
Revenues

Other income                                                         $   105,468         $    14,194        $     51,210
                                                                     -----------         -----------        ------------

Total revenues                                                           105,468              14,194              51,210
                                                                     -----------         -----------        ------------
Expenses

General and administrative                                                77,439             215,957             315,341
General and administrative-related parties                             1,691,121           1,673,390           1,692,111
                                                                     -----------         -----------        ------------

Total expenses                                                         1,768,560           1,889,347           2,007,452
                                                                     -----------         -----------        ------------

Loss from operations                                                  (1,663,092)         (1,875,153)         (1,956,242)

Distribution income of subsidiary partnerships
  in excess of investments                                                 7,024              39,203                   0

Equity in loss of subsidiary partnerships (*)                         (5,747,276)         (5,572,887)         (8,797,585)
                                                                     -----------         -----------        ------------
Net loss                                                             $(7,403,344)        $(7,408,837)       $(10,753,827)
                                                                     ===========         ===========        ============

(*) Includes suspended prior year losses of investment in accordance with equity method of accounting amounting to $0, $0 and $89,989 for the years ended March 31, 2000, 1999 and 1998.

                         LIBERTY TAX CREDIT PLUS III L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended March 31,
                                                                     --------------------------------------------------
                                                                         2000                1999               1998
                                                                     -----------         -----------        ------------
Cash flows from operating activities:

Net loss                                                             $(7,403,344)        $(7,408,837)       $(10,753,827)
                                                                     -----------         -----------        ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:

Increase (decrease) in liabilities:

Due to general partners and affiliates                                 1,555,325           1,625,068            (322,660)
Other liabilities                                                        (17,696)             24,486                   0
                                                                     -----------         -----------        ------------

Total adjustments                                                      1,537,629           1,649,554            (322,660)
                                                                     -----------         -----------        ------------

Net cash used in operating activities                                 (5,865,715)         (5,759,283)        (11,076,487)
                                                                     -----------         -----------        ------------

Cash flows from investing activities:

Equity in loss of subsidiary partnerships                              5,747,276           5,572,887           8,797,585
Distributions from subsidiary partnerships                               144,385             121,383             226,182
Investments and advances
  in subsidiary partnerships                                            (476,565)           (154,649)           (408,580)
Decrease in cash held in escrow-
  purchase price payments                                                657,581               2,500             188,170
                                                                     -----------         -----------        ------------

Net cash provided by investing activities                              6,072,677           5,542,121           8,803,357
                                                                     -----------         -----------        ------------

Net increase (decrease) in cash and cash equivalents                     206,962           (217,162)         (2,273,130)

Cash and cash equivalents, beginning of year                             346,731             563,893           2,837,023
                                                                     -----------         -----------        ------------

Cash and cash equivalents, end of year                               $   553,693         $   346,731        $    563,893
                                                                     ===========         ===========        ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000

                                                    INITIAL COST TO         COST                  GROSS AMOUNT AT WHICH
                                                     PARTNERSHIP         CAPITALIZED           CARRIED AT CLOSE OF PERIOD
                                              -------------------------  SUBSEQUENT TO  ----------------------------------------
SUBSIDIARY PARTNERSHIPS'                                  BUILDINGS AND  ACQUISITION:               BUILDINGS AND
RESIDENTIAL PROPERTY           ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS      LAND      IMPROVEMENTS      TOTAL
--------------------           ------------   -----------  ------------  ------------   -----------  ------------   ------------
C.V. Bronx Associates, L.P.
  Bronx, NY                     $         0   $ 1,705,800    $        0    $4,279,915    $1,439,504    $4,546,211    $ 5,985,715
Michigan Rural Housing
  Limited Partnership Michigan    4,660,122       141,930     4,013,207     2,108,421       148,716     6,114,842      6,263,558
Jefferson Limited Partnership
  Schreveport, LA                 1,390,139        65,000     3,289,429        48,125        71,786     3,330,768      3,402,554
Inter-Tribal Indian Village
  Housing  Development Associates,
  L.P. Providence, RI             1,632,835        36,643     3,290,524       110,464        43,429     3,394,202      3,437,631
RBM Associates
  Philadelphia, PA                  975,000             0     1,590,733        75,954         6,786     1,659,901      1,666,687
Glenbrook Associates
  Atglen, PA                      1,645,678       137,000     2,833,081       133,767       143,786     2,960,062      3,103,848
Affordable Flatbush Associates
  Brooklyn, NY                    1,550,915             0     2,551,365       200,992         6,787     2,745,570      2,752,357
Barclay Village II, LTD.
  Chambersburg, PA                2,481,843       204,825     3,249,918       676,404       211,611     3,919,536      4,131,147
1850 Second Avenue Associates,
  L.P. New York, NY                       0       920,472     6,262,968         1,165       392,457     6,792,148      7,184,605
R.P.P. Limited Dividend Housing
  Detroit, MI                    29,305,000             0    29,051,380   (12,781,137)        6,786    16,263,457     16,270,243
Williamsburg Residential II,
  L.P. Witchita, KS               1,511,112       358,305     2,713,872    (1,211,361)      362,484     1,498,332      1,860,816
West 104th Street Associates,
  L.P. New York, NY                       0             0             0     3,018,180         6,787     3,011,393      3,018,180
Meredith Apartments, LTD.
  Salt Lake City, UT                610,714        40,000     1,500,117        20,962        46,787     1,514,292      1,561,079
Ritz Apartments, LTD.
  Salt Lake City, UT                314,006        59,760       592,704        88,299        66,547       674,216        740,763
Ashby Apartments, LTD.
  Salt Lake City, UT                314,029        50,850       549,611       186,611        57,637       729,435        787,072
South Toledo Associates, LTD.
  Toledo, OH                        817,674        47,571     1,411,386        44,416        51,677     1,451,696      1,503,373
Dunlap School Venture
  Philadelphia, PA                2,465,667         5,352     4,522,721       154,722         9,458     4,673,337      4,682,795
Philipsburg Elderly Housing
  Associates Philipsburg, PA      3,061,499        45,000     4,092,500       530,970        68,101     4,600,369      4,668,470
Franklin Elderly Housing
  Associates Franklin, PA         2,204,753       165,000     2,594,447       135,748       169,106     2,726,089      2,895,195
Wade D. Mertz Elderly Housing
   Associates Sharpsville, PA     3,318,034        65,000     4,234,049       610,632        69,106     4,840,575      4,909,681
Lancashire Towers Associates
  L.P. Cleveland, OH              3,045,887       265,000     6,871,575       372,566       269,106     7,240,035      7,509,141


                                                                                             LIFE ON WHICH
                                                                                             DEPRECIATION IN
                                                            YEAR OF                          LATEST INCOME
                                       ACCUMULATED       CONSTRUCTION/       DATE            STATEMENTS IS
                                       DEPRECIATION       RENOVATION       ACQUIRED          COMPUTED(a)(b)
                                       -------------     -------------    ----------        ------------------
C.V. Bronx Associates, L.P.
  Bronx, NY                             $1,447,921           1990          June 1989          15-27.5 years
Michigan Rural Housing
  Limited Partnership Michigan           2,238,372           1989         Sept. 1989          27.5 years
Jefferson Limited Partnership
  Schreveport, LA                        1,116,682           1990          Dec. 1989          27.5 years
Inter-Tribal Indian Village
  Housing  Development Associates,
  L.P. Providence, RI                    1,240,687           1989          Oct. 1989          27.5 years
RBM Associates
  Philadelphia, PA                         388,035           1989          Dec. 1989          40 years
Glenbrook Associates
  Atglen, PA                             1,049,608           1989          Nov. 1989          3-27.5 years
Affordable Flatbush Associates
  Brooklyn, NY                           1,047,722           1989          Dec. 1989          27.5 years
Barclay Village II, LTD.
  Chambersburg, PA                       1,472,039           1989          Nov. 1989          5-27.5 years
1850 Second Avenue Associates,
  L.P. New York, NY                      2,404,187           1989          Nov. 1989          27.5 years
R.P.P. Limited Dividend Housing
  Detroit, MI                            3,495,328           1989          Nov. 1989          27-31.5 years
Williamsburg Residential II,
  L.P. Witchita, KS                        561,011           1989          Nov. 1989          40 years
West 104th Street Associates,
  L.P. New York, NY                        928,337           1990          Dec. 1989          27.5 years
Meredith Apartments, LTD.
  Salt Lake City, UT                       589,558           1989          Aug. 1989          27.5 years
Ritz Apartments, LTD.
  Salt Lake City, UT                       254,738           1989          Aug. 1989          27.5 years
Ashby Apartments, LTD.
  Salt Lake City, UT                       238,512           1989          Aug. 1989          27.5 years
South Toledo Associates, LTD.
  Toledo, OH                               366,365           1988          Jan. 1990          40 years
Dunlap School Venture
  Philadelphia, PA                       1,132,310           1989          Jan. 1990          40 years
Philipsburg Elderly Housing
  Associates Philipsburg, PA             1,839,650           1990          Feb. 1990          15-27.5 years
Franklin Elderly Housing
  Associates Franklin, PA                1,195,517           1989          Feb. 1990          7-24 years
Wade D. Mertz Elderly Housing
   Associates Sharpsville, PA            2,093,821           1989          Feb. 1990          27.5 years
Lancashire Towers Associates
  L.P. Cleveland, OH                     2,608,121           1989          Feb. 1990          27.5 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000
                                   (continued)

                                                    INITIAL COST TO         COST                  GROSS AMOUNT AT WHICH
                                                     PARTNERSHIP         CAPITALIZED           CARRIED AT CLOSE OF PERIOD
                                              -------------------------  SUBSEQUENT TO  ----------------------------------------
SUBSIDIARY PARTNERSHIPS'                                  BUILDINGS AND  ACQUISITION:               BUILDINGS AND
RESIDENTIAL PROPERTY           ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS      LAND      IMPROVEMENTS      TOTAL
--------------------           ------------   -----------  ------------  ------------   -----------  ------------   ------------
Northwood Associates Limited
  Partnership Toledo, OH          1,900,592       200,000     4,065,856       670,520       204,106     4,732,270      4,936,376
Brewery Renaissance Associates
  Middletown, NY                  3,375,000        77,220       102,780     6,227,311        81,326     6,325,985      6,407,311
Brandywine Court Associates,
  L.P. Jacksonville, FL           1,413,470        78,000     1,960,262        80,041        82,106     2,036,197      2,118,303
Art Apartments Associates
  Philadelphia, PA                1,113,686        13,695     2,713,615        56,237        17,801     2,765,746      2,783,547
The Village at Carriage Hills,
  LTD. Clinton, TN                1,463,222        86,663     1,753,799        69,777        90,769     1,819,470      1,910,239
Mountainview Apartments, LTD,
  Newport, TN                     1,038,542        49,918     1,254,182        87,195        54,024     1,337,271      1,391,295
The Park Village, Limited
  Jackson, MS                       362,547        44,102       749,940        83,183        48,208       829,017        877,225
River Oaks Apartments, LTD.
  Oneonta, AL                     1,066,029        80,340     1,221,336        67,714        84,446     1,284,944      1,369,390
Forrest Ridge Apartments, LTD.
  Forrest City, AR                  817,978        36,000     1,016,647        66,769        40,106     1,079,310      1,119,416
The Hearthside Limited Dividend
  Housing Associates Limited
  Partnership Portage, MI         2,881,436       242,550     4,667,594       108,987       246,656     4,772,475      5,019,131
Redemptorist L.P.
  New Orleans, LA                 2,725,479             0     6,497,259        56,462         4,106     6,549,615      6,553,721
Manhattan A Associates
  New York, NY                    3,848,665     1,092,959     5,991,888       361,470     1,097,065     6,349,252      7,446,317
Broadhurst Willows, L.P.
  New York, NY                            0       102,324     5,151,039        93,128       106,430     5,240,061      5,346,491
Weidler Associates Limited
  Partnership Portland, OR        1,256,104       225,000             0     2,167,766       229,106     2,163,660      2,392,766
Gentle Pines/West Columbia
  Associates, L.P. Columbia, SC   3,594,558       327,650     4,276,739       187,958       331,756     4,460,591      4,792,347
Lake Forest Estates II, LTD.
  Livingston, AL                    963,330        21,623     1,182,480        62,019        25,729     1,240,393      1,266,122
Las Camelias L.P.
  Rio Piedras, PR                 6,479,113       249,000         6,400     9,649,060       298,878     9,605,582      9,904,460
WPL Associates XIIII
  Portland, OR                    2,184,973             0     3,721,763       173,781         4,106     3,891,438      3,895,544
Broadway Townhouses L.P.
  Camden, NJ                     10,662,522       163,000     5,120,066    14,427,251       167,106    19,543,211     19,710,317
Puerto Rico Historic Zone
  Limited Dividend Partnership
  San Juan, PR                    4,025,000             0             0     6,513,460       156,842     6,356,618      6,513,460
Citrus Meadows Apartments, LTD.
  Brandenton, FL                  7,228,222       610,073             0     9,379,779       812,609     9,177,243      9,989,852
Sartain School Venture
  Philadelphia, PA                1,928,970         3,883     3,486,875       131,248         7,989     3,614,017      3,622,006


                                                                                                 LIFE ON WHICH
                                                                                                 DEPRECIATION IN
                                                                YEAR OF                          LATEST INCOME
                                           ACCUMULATED       CONSTRUCTION/      DATE            STATEMENTS IS
                                           DEPRECIATION       RENOVATION      ACQUIRED          COMPUTED(a)(b)
                                           -------------    -------------    ----------         ----------------
Northwood Associates Limited
  Partnership Toledo, OH                   1,661,484           1989          Feb. 1990          27.5 years
Brewery Renaissance Associates
  Middletown, NY                           2,028,939           1990          Feb. 1990          27.5 years
Brandywine Court Associates, L.P.
  Jacksonville, FL                           840,322           1988          Nov. 1989          7-27.5 years
Art Apartments Associates
  Philadelphia, PA                           986,448           1990          Mar. 1990          27.5 years
The Village at Carriage Hills, LTD.
  Clinton, TN                                661,802           1990          Mar. 1990          25-40 years
Mountainview Apartments, LTD,
  Newport, TN                                507,810           1990          Mar. 1990          25-40 years
The Park Village, Limited
  Jackson, MS                                311,576           1990          Mar. 1990          25-40 years
River Oaks Apartments, LTD.
  Oneonta, AL                                362,238           1990          Mar. 1990          25-40 years
Forrest Ridge Apartments, LTD.
  Forrest City, AR                           296,574           1990          Mar. 1990          25-40 years
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                              2,070,788           1990          Mar. 1990          15-27.5 years
Redemptorist L.P.
  New Orleans, LA                          2,228,262           1990          Mar. 1990          27.5 years
Manhattan A Associates
  New York, NY                             2,271,835           1990          Apr. 1990          27.5 years
Broadhurst Willows, L.P.
  New York, NY                             2,340,443           1990          Apr. 1990          10-25 years
Weidler Associates Limited
  Partnership Portland, OR                   715,701           1990          May 1990           15-27.5 years
Gentle Pines/West Columbia
  Associates, L.P. Columbia, SC            1,915,598           1990          June 1990          27.5 years
Lake Forest Estates II, LTD.
  Livingston, AL                             328,411           1990          June 1990          25-40 years
Las Camelias L.P.
  Rio Piedras, PR                          2,999,158           1990          June 1990          27.5 years
WPL Associates XIIII
  Portland, OR                             1,454,381           1990          July 1990          27.5 years
Broadway Townhouses L.P.
  Camden, NJ                               6,141,685           1990          July 1990          27.5 years
Puerto Rico Historic Zone
  Limited Dividend Partnership
  San Juan, PR                             1,952,196           1990          Aug. 1990          27.5 years
Citrus Meadows Apartments, LTD.
  Brandenton, FL                           3,208,897           1990          July 1990          27.5 years
Sartain School Venture
  Philadelphia, PA                           872,224           1990          Aug. 1990          15-40 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000
                                   (continued)

                                                    INITIAL COST TO         COST                  GROSS AMOUNT AT WHICH
                                                     PARTNERSHIP         CAPITALIZED           CARRIED AT CLOSE OF PERIOD
                                              -------------------------  SUBSEQUENT TO  ----------------------------------------
SUBSIDIARY PARTNERSHIPS'                                  BUILDINGS AND  ACQUISITION:               BUILDINGS AND
RESIDENTIAL PROPERTY           ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS      LAND      IMPROVEMENTS      TOTAL
--------------------           ------------   -----------  ------------  ------------   -----------  ------------   ------------
Driftwood Terrace Associates,
  LTD. Ft. Lauderdale, FL         6,888,740       270,000     7,753,765       345,795       274,106     8,095,454      8,369,560
Holly Hill, LTD.
  Greenville, TN                  1,384,788        50,000     1,631,820       136,568        54,106     1,764,282      1,818,388
Mayfair Apartments LTD.
  Morristown, TN                  1,369,265        50,000     1,614,861       115,684        54,106     1,726,439      1,780,545
Foxcroft Apartments
  LTD. Troy, AL                   1,240,349        75,000     1,382,973       137,462        79,106     1,516,329      1,595,435
Canterbury Apartments, LTD.
  Indianola, MS                   1,423,217        33,000     1,738,871        92,758        37,106     1,827,523      1,864,629
Cutler Canal III Associates,
  LTD. Miami, FL                  7,738,924     1,269,265             0    12,107,793     1,273,507    12,103,551     13,377,058
Jefferson Place L.P.
  Olathe, KS                     11,735,000       531,063    13,477,553        34,416       535,169    13,507,863     14,043,032
Callaway Village, LTD.
  Clinton, TN                     1,396,984        66,000     1,613,920       121,493        70,106     1,731,307      1,801,413
Commerce Square Apartments
  Associates L.P. Smyrna, DE      2,871,001       303,837             0     4,792,365       307,943     4,788,259      5,096,202
West 132nd Development
  Partnership New York, NY        1,625,221             0             0     2,641,552        13,106     2,628,446      2,641,552
Site H Development Co.
  Brooklyn, NY                      717,306             0     1,346,000        44,416         4,106     1,386,310      1,390,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                6,014,739       752,000       693,995     6,417,790       759,229     7,104,556      7,863,785
Diamond Phase II Venture
  Philadelphia, PA                1,853,080             0             0     4,010,979        22,081     3,988,898      4,010,979
Bookbindery Associates
  Philadelphia, PA                1,517,773             0             0     3,845,601        29,105     3,816,496      3,845,601
The Hamlet, LTD.
  Boynton, FL                     8,245,723     1,180,482             0    13,345,845     1,184,587    13,341,740     14,526,327
Stop 22 Limited Partnership
  Santurce, PR                    8,939,864             0     4,025,481     7,048,655       216,918    10,857,218     11,074,136
Knob Hill Apartments, LTD.
  Greenville, TN                  1,472,393        75,085             0     1,837,332        79,190     1,833,227      1,912,417
Conifer James Street Associates
  Syracuse, NY                    2,405,087        57,034             0     4,496,847        61,139     4,492,742      4,553,881
Longfellow Heights Apartments,
  L.P. Kansas City, MO            4,042,581             0     7,739,692       231,198           204     7,970,686      7,970,890
                               ------------   -----------  ------------  ------------   -----------  ------------   ------------
                               $194,516,380   $12,730,274  $183,175,038  $111,331,480   $12,894,634  $294,342,158   $307,236,792
                               ============   ===========  ============  ============   ===========  ============   ============


                                                                                            LIFE ON WHICH
                                                                                            DEPRECIATION IN
                                                           YEAR OF                          LATEST INCOME
                                      ACCUMULATED       CONSTRUCTION/       DATE            STATEMENTS IS
                                      DEPRECIATION       RENOVATION       ACQUIRED          COMPUTED(a)(b)
                                      -------------     -------------    ----------        ------------------
Driftwood Terrace Associates,
  LTD. Ft. Lauderdale, FL               3,796,064           1989         Sept. 1990          27.5 years
Holly Hill, LTD.
  Greenville, TN                          613,563           1990          Oct. 1990          25-40 years
Mayfair Apartments LTD.
  Morristown, TN                          453,839           1990          Oct. 1990          25-40 years
Foxcroft Apartments
  LTD. Troy, AL                           406,079           1990          Oct. 1990          25-40 years
Canterbury Apartments, LTD.
  Indianola, MS                           494,109           1990          Oct. 1990          25-40 years
Cutler Canal III Associates,
  LTD. Miami, FL                        2,379,238           1990          Oct. 1990          40 years
Jefferson Place L.P.
  Olathe, KS                            8,348,523           1990          Oct. 1990          19 years
Callaway Village, LTD.
  Clinton, TN                             458,977           1990          Nov. 1990          25-40 years
Commerce Square Apartments
  Associates L.P. Smyrna, DE              992,354           1990          Dec. 1990          40 years
West 132nd Development
  Partnership New York, NY                615,844           1990          Dec. 1990          40 years
Site H Development Co.
  Brooklyn, NY                            502,951           1990          Dec. 1990          27.5 years
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                      1,797,551           1990          Dec. 1990          35 years
Diamond Phase II Venture
  Philadelphia, PA                        842,079           1990          Dec. 1990          40 years
Bookbindery Associates
  Philadelphia, PA                        816,056           1990          Dec. 1990          40 years
The Hamlet, LTD.
  Boynton, FL                           4,066,498           1990          Dec. 1990          27.5 years
Stop 22 Limited Partnership
  Santurce, PR                          3,348,606           1990          Dec. 1990          27.5-31.5 years
Knob Hill Apartments, LTD.
  Greenville, TN                          458,712           1990          Dec. 1990          25-40 years
Conifer James Street Associates
  Syracuse, NY                          1,484,062           1990          Dec. 1990          15-27.5 years
Longfellow Heights Apartments,
  L.P. Kansas City, MO                  1,870,242           1991          Mar. 1991          15-40 years
                                      -----------
                                      $97,610,640
                                      ===========



(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000
                                   (continued)

                                       COST OF PROPERTY AND EQUIPMENT                  ACCUMULATED DEPRECIATION
                                --------------------------------------------    -----------------------------------------
                                                                    YEAR ENDED MARCH 31,
                                -----------------------------------------------------------------------------------------
                                    2000            1999            1998           2000           1999           1998
                                ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of period  $305,871,479    $304,650,887    $303,796,120    $85,609,050    $74,148,437    $63,453,107
Additions during period:
Improvements                       1,423,745       1,342,989         999,886
Depreciation expense                                                             12,020,100     11,466,030     10,713,309
Deductions during period:
Dispositions                         (58,432)       (122,397)       (145,119)       (18,510)        (5,417)       (17,979)
                                ------------    ------------    ------------    -----------    -----------    -----------
Balance at close of period      $307,236,792    $305,871,479    $304,650,887    $97,610,640    $85,609,050    $74,148,437
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