Form 10-Q
period 2000-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2000-08-10
CIK 843076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                         =============        =============
                                                            June 30,             March 31,
                                                              2000                 2000
                                                         -------------        -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $100,168,785 and $97,610,640,
  respectively                                           $ 207,336,976        $ 209,626,152
Cash and cash equivalents                                    5,131,985            5,124,712
Cash held in escrow                                         14,893,034           14,457,567
Deferred costs, net of accumulated
  amortization of $1,789,313
  and $1,742,585, respectively                               3,210,567            3,257,295
Other assets                                                 2,294,079            2,665,601
                                                         -------------        -------------
Total assets                                             $ 232,866,641        $ 235,131,327
                                                         =============        =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                         =============        =============
                                                            June 30,             March 31,
                                                              2000                 2000
                                                         -------------        -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                                   $ 194,118,403        $ 194,516,380
Due to debt guarantor                                       35,524,567           34,817,045
Accounts payable and other
  liabilities                                               23,596,128           22,395,278
Due to local general partners and
  affiliates                                                15,071,121           15,489,515
Due to general partners and
  affiliates                                                 5,584,519            5,305,410
                                                         -------------        -------------
Total liabilities                                          273,894,738          272,523,628
                                                         -------------        -------------

Minority interest                                            1,070,420            1,226,088
                                                         -------------        -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)                                  (40,442,075)         (36,996,748)
General Partners                                            (1,656,442)          (1,621,641)
                                                         --------------       --------------
Total partners' deficit                                    (42,098,517)         (38,618,389)
Total liabilities and partners'                          --------------       --------------
  deficit                                                $ 232,866,641        $ 235,131,327
                                                         =============        =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                         ==================================
                                                                  Three Months Ended
                                                                     June 30,
                                                         ----------------------------------
                                                              2000                 1999
                                                         ----------------------------------
Revenues
Rental income                                            $   8,408,036        $   8,189,974
Other                                                          486,970              478,002
                                                         -------------        -------------
Total revenue                                                8,895,006            8,667,976
                                                         -------------        -------------

Expenses
General and administrative                                   1,932,760            1,801,400
General and
  administrative-related
  parties (Note 2)                                             929,551              916,899
Operating                                                      995,604            1,013,508
Repairs and maintenance                                      1,208,791            1,228,459
Real estate taxes                                              586,406              587,389
Insurance                                                      317,868              317,915
Interest                                                     3,832,949            3,955,401
Depreciation and amortization                                2,604,873            2,629,129
                                                         -------------        -------------
Total expenses                                              12,408,802           12,450,100
                                                         -------------        -------------
Loss before minority interest                               (3,513,796)          (3,782,124)
Minority interest in losses of
  subsidiary partnerships                                       33,668               65,584
                                                         -------------        -------------
Net loss                                                 $  (3,480,128)       $  (3,716,540)
                                                         =============        =============
Net loss - limited
  partners                                               $  (3,445,327)       $  (3,679,375)
                                                         =============        =============


Number of BACs
  outstanding                                                139,101.5            139,101.5
                                                         =============        =============


Net loss per BAC                                         $      (24.77)       $      (26.45)
                                                         =============        =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                            =======================================================
                                                                    Limited             General
                                                 Total              Partners            Partners
                                            -------------------------------------------------------
Partners' deficit -
  April 1, 2000                             $ (38,618,389)       $ (36,996,748)       $  (1,621,641)

Net loss                                       (3,480,128)          (3,445,327)             (34,801)
                                            -------------        -------------        -------------

Partners' deficit -
  June 30, 2000                             $ (42,098,517)       $ (40,442,075)       $  (1,656,442)
                                            =============        =============        =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         ==================================
                                                                  Three Months Ended
                                                                     June 30,
                                                         ----------------------------------
                                                              2000                 1999
                                                         ----------------------------------
Cash flows from operating activities:

Net loss                                                 $  (3,480,128)       $  (3,716,540)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization                                2,604,873            2,629,129
Minority interest in loss of
  subsidiaries                                                 (33,668)             (65,584)
Increase  in accounts
  payable and other liabilities                              1,200,850            1,268,370
Increase in cash held in escrow                               (435,467)            (443,757)
Decrease (increase) in other assets                            371,522             (248,281)
Increase in due to general partners
  and affiliates                                               279,109              167,014
Increase in due to local
  general partners and affiliates                               89,947            1,363,696
Decrease in due to local general
  partners and affiliates                                     (508,341)          (1,065,620)
Increase in due to debt guarantor                              707,522              664,376
                                                         -------------        -------------
Net cash provided by operating
  activities                                                   796,219              552,803
                                                         -------------        -------------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                               (268,969)            (240,356)
                                                         -------------        -------------

Net cash used in investing activities                         (268,969)            (240,356)
                                                         --------------       --------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                         ==================================
                                                                  Three Months Ended
                                                                     June 30,
                                                         ----------------------------------
                                                              2000                 1999
                                                         ----------------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                               (397,977)            (434,807)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                           (122,000)            (104,709)
                                                         -------------        -------------
Net cash used in financing activities                         (519,977)            (539,516)
                                                         -------------        -------------

Net increase (decrease) in cash
and cash equivalents                                             7,273             (227,069)

Cash and cash equivalents at
  beginning of period                                        5,124,712            4,261,662
                                                         -------------        -------------

Cash and cash equivalents at
  end of period                                          $   5,131,985        $   4,034,593
                                                         =============        =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty G.P. III Inc., (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $59,000 and $60,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and its cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three months ended June 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                                                  Three Months Ended
                                                                     June 30,
                                                         ----------------------------------
                                                              2000                 1999
                                                         ---------------------------------
Partnership management fees (a)                          $     358,500       $     358,500
Expense reimbursement (b)                                       49,333              41,532
Property management fees incurred
  to affiliates of the General Partners (c)                     46,918              45,156
Local administrative fee (d)                                    33,000              49,000
                                                         -------------       -------------
Total general and administrative-
  General Partners                                             487,751             494,188
Property management fees incurred                        -------------       -------------
  to affiliates of the subsidiary
  partnerships' general partners (c)                           441,800             422,711
                                                         -------------       -------------
Total general and administrative-
  related parties                                        $     929,551       $     916,899
                                                         =============       =============

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $4,526,000 and $4,192,000 were accrued and unpaid at June 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $576,011 and $550,861 for the three months ended June 30, 2000 and 1999, respectively, of which $488,718 and $467,867 for the three months ended June 30, 2000 and 1999, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $46,918 and $45,156 for the three months ended June 30, 2000 and 1999, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships.

As of June 30, 2000 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $306,000 of the purchase price remains to be paid (which includes approximately $282,000 held in escrow).

During the three months ended June 30, 2000, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships increased approximately $7,000. This increase was attributable to cash provided by operating activities ($796,000) which exceeded acquisitions of property and equipment ($269,000), principal payments of mortgage notes payable ($398,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($122,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,605,000) and an increase in due to debt guarantor of ($708,000).

The Partnership has a working capital reserve of approximately $484,000 at June 30, 2000.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the three months ended June 30, 2000, the amounts received from operations of the Local Partnerships approximated $119,000.

Partnership management fees owed to the General Partners amounting to approximately $4,526,000 and $4,192,000 were accrued and unpaid at June 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2000 and 1999 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three months ended June 30, 2000 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to rental rate increases.

Total expenses remained fairly consistent with an decrease of less than 1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)

               By: RELATED CREDIT PROPERTIES III L.P.,
                   a General Partner

                   By:Related Credit Properties III Inc.,
                   General Partner

Date:  August 10, 2000

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes,
                       President and Chief Executive Officer
                       (principal executive and financial officer)

Date:  August 10, 2000

                   By: /s/ Glenn F. Hopps
                       ------------------
                       Glenn F. Hopps,
                       Treasurer
                       (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  August 10, 2000

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date:  August 10, 2000

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

               By: LIBERTY ASSOCIATES IV, L.P.,
                   a General Partner

                   By: Related Credit Properties III, L.P.,
                       its General Partner

                   By: Liberty GP III Inc.,
                       a General Partner

Date:  August 10, 2000

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes,
                       President and Chief Executive Officer
                       (principal executive and financial officer)

Date:  August 10, 2000

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (principal accounting officer)