Form 10-Q
period 2000-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2000-10-26
CIK 843076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


                         Commission File Number 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                   13-3491408
-------------------------------                         -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                               10022
----------------------------------------                         --------------
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
                                   (Unaudited)

                                                =============    =============
                                                September 30,      March 31,
                                                     2000             2000
                                                -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $102,825,468 and $97,610,640,
  respectively                                  $204,708,606      $209,626,152
Cash and cash equivalents                          5,064,345         5,124,712
Cash held in escrow                               15,193,725        14,457,567
Deferred costs, net of accumulated
  amortization of $1,838,414
  and $1,742,585, respectively                     3,657,040         3,257,295
Other assets                                       2,294,953         2,665,601
                                                ------------      ------------
Total assets                                    $230,918,669      $235,131,327
                                                ============      ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                =============    =============
                                                September 30,      March 31,
                                                     2000             2000
                                                -------------    -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                          $193,392,728      $194,516,380
Due to debt guarantor                             36,918,936        34,817,045
Accounts payable and other
  liabilities                                     24,717,882        22,395,278
Due to local general partners and
  affiliates                                      14,915,644        15,489,515
Due to general partners and
  affiliates                                       5,944,961         5,305,410
                                                ------------      ------------
Total liabilities                                275,890,151       272,523,628
                                                ------------      ------------

Minority interest                                    750,637         1,226,088
                                                ------------      ------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)                        (44,029,441)      (36,996,748)
General Partners                                  (1,692,678)       (1,621,641)
                                                ------------      ------------
Total partners' deficit                          (45,722,119)      (38,618,389)
                                                ------------      ------------
Total liabilities and partners'
  deficit                                       $230,918,669      $235,131,327
                                                ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                     ===========================    ==========================
                            Three Months Ended          Nine Months Ended
                                September 30,                September 30,
                     ---------------------------    --------------------------
                           2000            1999*        2000            1999*
                     ---------------------------    --------------------------
Revenues
Rental income        $  8,360,100   $  8,283,674    $16,768,136    $16,473,648
Other                     742,641        586,959      1,229,611      1,064,961
                     ------------   ------------    -----------    -----------
Total revenue           9,102,741      8,870,633     17,997,747     17,538,609
                     ------------   ------------    -----------    -----------
Expenses
General and
  administrative        1,760,149      1,553,832      3,692,909      3,367,550
General and
  administrative-
  related parties
  (Note 2)                995,065        935,446      1,924,616      1,852,345
Operating                 842,076        827,577      1,837,680      1,841,085
Repairs and
  maintenance           1,466,313      1,335,770      2,675,104      2,551,911
Real estate taxes         595,646        564,254      1,182,052      1,151,643
Insurance                 317,309        329,284        635,177        647,199
Interest                4,110,718      4,021,156      7,943,667      7,976,557
Depreciation and
  amortization          2,705,784      2,663,681      5,310,657      5,292,810
                     ------------   ------------    -----------    -----------
Total expenses         12,793,060     12,231,000     25,201,862     24,681,100
                     ------------   ------------    -----------    -----------
Loss before
  minority interest    (3,690,319)    (3,360,367)    (7,204,115)    (7,142,491)
Minority interest
  in losses of
  subsidiary
  partnerships             66,717         65,434        100,385        131,018
                     ------------   ------------    -----------    -----------
Net loss             $ (3,623,602)   $(3,294,933)  $ (7,103,730)   $(7,011,473)
                     ============    ===========   ============    ===========

Net loss - limited
  partners           $ (3,587,336)   $(3,261,983)  $ (7,032,693)   $(6,941,358)
                     ============    ===========   ============    ===========



Number of BACs
  outstanding           139,101.5      139,101.5      139,101.5      139,101.5
                     ============    ===========   ============    ===========



Net loss per BAC     $     (25.79)   $    (23.45)  $     (50.56)   $    (49.90)
                     ============    ===========   ============    ===========


*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                            ==================================================
                                                Limited           General
                               Total            Partners          Partners
                            --------------------------------------------------
Partners' deficit -
  April 1, 2000             $(38,618,389)       $(36,996,748)      $(1,621,641)

Net loss                      (7,103,730)         (7,032,693)          (71,037)
                            ------------        ------------       -----------

Partners' deficit -
September 30, 2000          $(45,722,119)       $(44,029,441)      $(1,692,678)
                             ===========         ===========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 =============================
                                                      Six Months Ended
                                                          September 30,
                                                 -----------------------------
                                                     2000              1999
                                                 -----------------------------
Cash flows from operating activities:

Net loss                                         $(7,103,730)      $(7,011,473)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization                      5,310,657         5,292,810
Minority interest in loss of
  subsidiaries                                      (100,385)         (131,018)
Increase  in accounts
  payable and other liabilities                    2,322,604         1,980,590
Increase in cash held in escrow                     (736,158)         (737,038)
Decrease (increase) in other assets                  370,648          (224,321)
Increase in due to general partners
  and affiliates                                     639,551           780,418
Increase in due to local
  general partners and affiliates                     73,750         1,190,691
Decrease in due to local general
  partners and affiliates                           (647,621)       (1,200,909)
Increase in due to debt guarantor                  2,101,891         2,056,879
                                                  ----------         ---------

Net cash provided by operating
  activities                                       2,231,207         1,996,629
                                                  ----------         ---------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                     (297,282)         (656,210)
                                                  ----------        ----------

Net cash used in investing activities               (297,282)         (656,210)
                                                  ----------        ----------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                 =============================
                                                      Six Months Ended
                                                          September 30,
                                                 -----------------------------
                                                     2000              1999
                                                 -----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                  (30,033,652)       (1,142,844)
Borrowings on mortgage notes                      28,910,000                 0
Increase in deferred costs                          (495,574)                0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 (375,066)         (230,811)
                                                  ----------        ----------

Net cash used in financing activities             (1,994,292)       (1,373,655)
                                                  ----------        ----------

Net decrease in cash and
  cash equivalents                                   (60,367)          (33,236)

Cash and cash equivalents at
  beginning of period                              5,124,712         4,261,662
                                                  ----------        ----------

Cash and cash equivalents at
  end of period                                  $ 5,064,345       $ 4,228,426
                                                  ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $60,000 and $55,000 and $119,000 and $115,000 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is generally equal to the respective

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and its cash flows for the six months ended September 30, 2000 and 1999. However, the operating results for the six months ended September 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:


                            Three Months Ended           Six Months Ended
                              September 30,                 September 30,
                         -----------------------     -------------------------
                           2000            1999           2000           1999
                         -----------------------     -------------------------
Partnership manage-
  ment fees (a)          $358,500      $ 358,500     $  717,000     $  717,000
Expense reimburse-
  ment (b)                 73,937         60,040        123,270        101,572
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)     45,619         45,423         92,537         90,579
Local administrative
  fee (d)                  33,000         49,000         66,000         98,000
                         --------      ---------     ----------     ----------
Total general and
  administrative-
  General Partners        511,056        512,963        998,807      1,007,151
                         --------      ---------     ----------     ----------
Property management
  fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)            484,009        422,483        925,809        845,194
                         --------      ---------     ----------     ----------
Total general and
  administrative-
  related parties        $995,065      $ 935,446     $1,924,616     $1,852,345
                         ========      =========     ==========     ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $4,884,000 and $4,192,000 were accrued and unpaid at September 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $610,678 and $542,494 and $1,186,689 and $1,093,355 for the three and six months ended September 30, 2000 and 1999, respectively, of which $529,628 and $467,906 and $1,018,346 and $935,773 for the three and six months ended September 30, 2000 and 1999, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $45,619 and $45,423 and $92,537 and $90,579 for the three and six months ended September 30, 2000 and 1999, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 3 - Mortgage Note Payable

R.P.P. LIMITED DIVIDEND HOUSING ASSOCIATION LIMITED PARTNERSHIP ("RIVER PLACE")

On May 18, 2000, River Place refinanced its existing indebtedness with the issuance of new bonds with a face value of $28,910,000 from the Michigan State Housing Development Authority (MSHDA) to provide funds to pay off the outstanding balances on the two prior bond issues ($17,205,000 and $11,705,000). The proceeds were used to pay the principal balance of $11,705,000 for the 1988 bonds on June 1, 2000. The sinking fund payment of $160,000 and accrued interest of $326,288 was paid at the same time from funds provided by The General Retirement System of the City of Detroit (GRS), as a loan to River Place. On June 23, 2000, $17,205,000 was used to pay the outstanding principal balance of the 1986 bonds. At the same time, $209,519 in accrued interest, also a loan from GRS, was paid.

The new bonds bear interest at a weekly variable rate determined by the remarketing agent, Merrill Lynch. Applicable interest rates have ranged from 3.85% to 5.05%. The bonds mature on June 1, 2018. Sinking fund payments in various increasing amounts ranging from $500,000 to $1,200,000 are due on December 1 and June 1 of each year until maturity with the first payment of $500,000 due December 1, 2000.

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

As of September 30, 2000 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $306,000 of the purchase price remains to be paid (which includes approximately $282,000 held in escrow).

During the six months ended September 30, 2000, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased approximately $60,000. This decrease was attributable to acquisitions of property and equipment ($297,000), principal payments of mortgage notes payable ($30,034,000), increase in deferred costs ($496,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($375,000) which exceeded cash provided by operating activities ($2,231,000) and borrowings on mortgage notes ($28,910,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,311,000) and an increase in due to debt guarantor of ($2,102,000).

The Partnership has a working capital reserve of approximately $422,000 at September 30, 2000.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the six months ended September 30, 2000, the amounts received from operations of the Local Partnerships approximated $214,000.

Partnership management fees owed to the General Partners amounting to approximately $4,884,000 and $4,192,000 were accrued and unpaid at September 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The

General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of Mortgage Notes Payable, see Note 3 to the financial statements.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the balance of such ten year period. If the General Partners determine that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

RESULTS OF OPERATIONS

Results of operations for the three and six months ended September 30, 2000 and 1999 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain benchmarks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and six months ended September 30, 2000 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and 2% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to rental rate increases.

Total expenses, excluding general and administrative, remained fairly consistent with increases of approximately 3% and 1% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999.

Other income increased approximately $156,000 and $165,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to a tax rebate received for real estate taxes for 1997, 1998, and 1999 at one Local Partnership and receipt of insurance proceeds for defective siding at a second Local Partnership.

General and administrative expenses increased approximately $206,000 and $325,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to the write-off of rent receivables deemed to be uncollectable at one Local Partnership, the hiring of additional personnel at a second Local Partnership and an increase in printing costs at the Partnership level.

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

Date:  October 26, 2000

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Chief Executive Officer
                              (principal executive and financial officer)

Date:  October 26, 2000

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)

                     By:  LIBERTY GP III INC.,
                          a General Partner

Date:  October 26, 2000

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Chief Executive Officer
                              (principal executive and financial officer)

Date:  October 26, 2000

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

Date:  October 26, 2000

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Chief Executive Officer
                              (principal executive and financial officer)

Date:  October 26, 2000

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)