Form 10-Q
period 2000-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2001-01-22
CIK 843076

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934



                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------

             (Exact name of registrant as specified in its charter)


                  Delaware                         13-3491408
       -------------------------------   -------------------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


       625 Madison Avenue, New York, New York               10022
       --------------------------------------          --------------
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

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               -------------      -------------
                                                December 31,        March 31,
                                                2000                  2000
                                               -------------      -------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $105,395,893 and $97,610,640,
  respectively                                 $ 202,471,237      $ 209,626,152
Cash and cash equivalents                          4,875,989          5,124,712
Cash held in escrow                               15,621,749         14,457,567
Deferred costs, net of accumulated
  amortization of $1,893,063
  and $1,742,585, respectively                     3,602,391          3,257,295
Other assets                                       2,522,233          2,665,601
                                               -------------      -------------
Total assets                                   $ 229,093,599      $ 235,131,327
                                               =============      =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                               -------------      -------------
                                                December 31,        March 31,
                                                2000                  2000
                                               -------------      -------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                         $ 192,939,975      $ 194,516,380
Due to debt guarantor                             38,086,140         34,817,045
Accounts payable and other
  liabilities                                     24,654,985         22,395,278
Due to local general partners and
  affiliates                                      15,144,697         15,489,515
Due to general partners and
  affiliates                                       6,347,543          5,305,410
                                               -------------      -------------
Total liabilities                                277,173,340        272,523,628
                                                 -----------        -----------

Minority interest                                    711,539          1,226,088
                                               -------------      -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)                        (47,067,910)       (36,996,748)
General Partners                                  (1,723,370)        (1,621,641)
                                               -------------      -------------
Total partners' deficit                          (48,791,280)       (38,618,389)
                                                ------------       ------------
Total liabilities and partners'
  deficit                                      $ 229,093,599      $ 235,131,327
                                                 ===========        ===========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ----------------------------    -----------------------------
                         Three Months Ended                Nine Months Ended
                              December 31,                    December 31,
                      ----------------------------    -----------------------------
                           2000           1999            2000            1999
                      ----------------------------    -----------------------------
Revenues

Rental income         $  8,638,262    $  8,272,638    $ 25,406,398    $ 24,746,286
Other                      583,835         640,694       1,813,446       1,705,655
                           -------         -------       ---------       ---------
Total revenue            9,222,097       8,913,332      27,219,844      26,451,941
                         ---------       ---------      ----------      ----------
Expenses
General and

  administrative         1,723,022       1,545,976       5,415,931       4,913,526
General and
  administrative-
  related parties
  (Note 2)                 922,524         964,248       2,847,140       2,816,593
Operating                  838,634         809,567       2,676,314       2,650,652
Repairs and
  maintenance            1,483,840       1,574,315       4,158,944       4,126,226
Real estate taxes          556,475         601,723       1,738,527       1,753,366
Insurance                  315,814         321,356         950,991         968,555
Interest                 3,864,705       4,083,782      11,808,372      12,060,339
Depreciation and
  amortization           2,625,074       2,675,777       7,935,731       7,968,587
                      ------------    ------------    ------------    ------------
Total expenses          12,330,088      12,576,744      37,531,950      37,257,844
                      ------------    ------------    ------------    ------------
Loss before

  minority interest     (3,107,991)     (3,663,412)    (10,312,106)    (10,805,903)
Minority interest
  in losses of
  subsidiary
  partnerships              38,830          66,734         139,215         197,752
                      ------------    ------------    ------------    ------------
Net loss              $ (3,069,161)   $ (3,596,678)   $(10,172,891)   $(10,608,151)
                      ============    ============    ============    ============

Net loss - limited

  partners            $ (3,038,469)   $ (3,560,711)   $(10,071,162)   $(10,502,069)
                      ============    ============    ============    ============


Number of BACs

  outstanding            139,101.5       139,101.5       139,101.5       139,101.5
                      ============    ============    ============    ============


Net loss per BAC      $     (21.84)   $     (25.60)   $     (72.40)   $     (75.50)
                      ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                              ---------------------------------------------
                                                 Limited        General
                                   Total         Partners       Partners
                              ---------------------------------------------
Partners' deficit -
  April 1, 2000                $(38,618,389)   $(36,996,748)   $(1,621,641)

Net loss                        (10,172,891)    (10,071,162)      (101,729)
                                ------------    ------------      ---------

Partners' deficit-
December 31, 2000              $(48,791,280)   $(47,067,910)   $(1,723,370)
                               =============   =============   ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       ------------------------------
                                                              Nine Months Ended
                                                                 December 31,
                                                       ------------------------------
                                                           2000             1999
                                                       ------------------------------
Cash flows from operating activities:

Net loss                                               $(10,172,891)   $(10,608,151)

Adjustments to reconcile net loss
to net cash provided by operating activities:

Depreciation and amortization                             7,935,731       7,968,587
Minority interest in loss of
  subsidiaries                                             (139,215)       (197,752)
Increase  in accounts
  payable and other liabilities                           2,259,707       3,015,935
Increase in cash held in escrow                          (1,164,182)       (838,569)
Decrease (increase) in other assets                         143,368        (761,774)
Increase in due to general partners
  and affiliates                                          1,042,133       1,087,816
Increase in due to local
  general partners and affiliates                           440,937       1,363,598
Decrease in due to local general
  partners and affiliates                                  (785,755)       (948,342)
Increase in due to debt guarantor                         3,269,095       2,752,390
                                                       -------------   -------------
Net cash provided by operating
  activities                                              2,828,928       2,833,738
                                                       -------------   -------------
Cash flows from investing activities:

Acquisitions of property
  and equipment                                            (630,338)       (975,524)
Decrease in cash held in escrow                                   0         300,000
                                                       -------------   -------------
Net cash used in investing activities                      (630,338)       (675,524)
                                                       -------------   -------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                       ------------------------------
                                                              Nine Months Ended
                                                                 December 31,
                                                       ------------------------------
                                                           2000             1999
                                                       ------------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                         (30,486,405)     (1,563,497)
Borrowing on mortgage notes                              28,910,000               0
Increase in deferred costs                                 (495,574)              0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                        (375,334)       (230,811)
                                                       -------------   -------------
Net cash used in financing activities                    (2,447,313)     (1,794,308)
                                                       -------------   -------------
Net (decrease) increase in cash
  and cash equivalents                                     (248,723)        363,906

Cash and cash equivalents at
  beginning of period                                     5,124,712       4,261,662
                                                       -------------   -------------
Cash and cash equivalents at
  end of period                                        $  4,875,989    $  4,625,568
                                                       =============   =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $52,000 and $40,000 and $171,000 and $155,000 for the three and nine months ended December 31, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is generally equal to the re-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

spective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and its cash flows for the nine months ended December 31, 2000 and 1999. However, the operating results for the nine months ended December 31, 2000 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:


                              Three Months Ended         Nine Months Ended
                                  December 31,              December 31,
                            ----------------------     ----------------------
                                2000         1999        2000         1999
                            ----------------------     ----------------------
Partnership manage-
  ment fees (a)             $  358,500   $  358,500   $1,075,500   $1,075,500
Expense reimburse-
  ment (b)                      70,958       70,872      194,228      172,444
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)          44,392       44,959      136,929      135,538
Local administrative
  fee (d)                       33,000       49,000       99,000      147,000
                                ------       ------       ------      -------
Total general and
  administrative-
  General Partners             506,850      523,331    1,505,657    1,530,482
                               -------      -------    ---------    ---------
Property management
  fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)                 415,674      440,917    1,341,483    1,286,111
                               -------      -------    ---------    ---------
Total general and
  administrative-
  related parties           $  922,524   $  964,248   $2,847,140   $2,816,593
                               =======      =======    =========    =========


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,243,000 and $4,192,000 were accrued and unpaid at December 31, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $544,914 and $571,823 and $1,731,603 and $1,665,178 for the three and nine months ended December 31, 2000 and 1999, respectively, of which $460,066 and $485,876 and $1,478,412 and $1,421,649 for the three and nine months ended December 31, 2000 and 1999, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $44,392 and $44,959 and $136,929 and $135,538 for the three and nine months ended December 31, 2000 and 1999, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

The new bonds bear interest at a weekly variable rate determined by the remarketing agent, Merrill Lynch. Applicable interest rates have ranged from 3.85% to 5.05%. The bonds mature on June 1, 2018. Sinking fund payments in various increasing amounts ranging from $500,000 to $1,200,000 are due on December 1 and June 1 of each year until maturity with the first payment of $500,000 paid on December 1, 2000.

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

As of December 31, 2000 the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $306,000 of the purchase price remains to be paid (which includes approximately $282,000 held in escrow).

During the nine months ended December 31, 2000, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased approximately $249,000. This decrease was attributable to acquisitions of property and equipment ($630,000), principal payments of mortgage notes payable ($30,486,000), increase in deferred costs ($496,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($375,000) which exceeded cash provided by operating activities ($2,829,000) and borrowings on mortgage notes ($28,910,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($7,936,000) and an increase in due to debt guarantor ($3,269,000).

The Partnership has a working capital reserve of approximately $359,000 at December 31, 2000.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used to meet the future operating expenses of the Partnership. During the nine months ended December 31, 2000, the amounts received from operations of the Local Partnerships approximated $215,000.

Partnership management fees owed to the General Partners amounting to approximately $5,243,000 and $4,192,000 were accrued and unpaid at December 31, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended December 31, 2000 and 1999 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve and funds not fully invested in Local Partnerships as certain bench-marks, such as occupancy levels, must be attained prior to the Partnership paying the acquisition costs in full.

Results of operations of the consolidated Local Partnerships for the three and nine months ended December 31, 2000 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 3% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to rental rate increases.

Total expenses, excluding general and administrative, remained fairly consistent with decreases of approximately 4% and 1% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999.

General and administrative expenses increased approximately $177,000 and $502,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to the write-off of rent receivables deemed to be uncollectable at two Local Partnerships, the hiring of additional personnel at two additional Local Partnerships, small increases at three additional Local Partnerships and an increase in printing costs at the Partnership level.

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

Date:  January 18, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date:  January 18, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  January 18, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date:  January 18, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

               By: LIBERTY ASSOCIATES IV, L.P.,
                   a General Partner

                   By:Related Credit Properties III, L.P.,
                      its General Partner

                   By:Liberty GP III Inc.,
                      a General Partner

Date:  January 18, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date:  January 18, 2001

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)