Form 10-K
period 2001-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2001-06-15
CIK 843076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3491408
--------------------------------------------            ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                            10022
--------------------------------------                        -----------------
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

                                                                           -

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I

Item 1.  Business.

General
-------

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates IV L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit") ("Rehabilitation Projects"; and together with the Apartment Complexes, the"Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the Partnership's interests in the Local Partnership. As of March 31, 2001, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in 62 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates IV, L.P. ("Liberty Associates") is the special limited partner in all 62 Local Partnerships. Liberty Associates has certain rights and obligations in its role as special limited partner which permit this affiliate of the registrant to exercise control over the management and policies of the Local Partnerships.

The Partnership has been formed to invest primarily in low-income Apartment Complexes that are eligible for the Housing Tax Credit. The investment objectives of the Partnership are to:

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

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Housing Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during the 15-year period (the "Compliance Period"). commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (1) the Partnership ceases to meet qualification requirements , (2) there is a decrease in the qualified basis of the property, or (3) there is a reduction in the taxpayer's interest in the property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership continues to meet its primary objective of generating Housing Tax Credits. The Partnership generated Housing Tax Credits of approximately $15,786,000, $19,534,000 and $19,584,000 during the tax years 2000, 1999 and
1998 respectively.

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

There can be no assurance that the Partnership will continue to achieve its investment objectives in the future.

Certain Subsidiary Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Subsidiary Partnerships from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence, without HUD's approval.

In order for certain Subsidiary Partnerships to qualify for the Section 421A Program and the Inclusionary Zoning Program, they must comply with certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants' incomes, the obligation to operate the property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain Subsidiary Partnerships obtain grants from local authorities to fund construction costs of the properties and in order to qualify must maintain the low-income nature of the property, among other provisions.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential properties.

Competition
-----------
The real estate business is highly competitive and substantially all of the Properties in which the Partnership has acquired an interest are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

Employees
---------
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

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


                           Local Partnership Schedule

Name and Location                                   % of Units Occupied  at  May 1,
                                                  -----------------------------------
(Number of Units)                   Date Acquired    2001   2000  1999   1998 1997
-----------------                   -------------    ----   ----  ----   ---- ----
C.V. Bronx Associates, L.P./
  Gerald Gardens
  Bronx, NY  (121)                  June 1989         95     98     98    97     97
Michigan Rural Housing
  Limited Partnership
  Michigan  (192)(*)                September 1989    96     90     94    98     97
Jefferson Limited Partnership
  Schreveport, LA  (69)             December 1989     92     96     93   100     94
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI  (36)              October 1989     100    100    100    97     94
RBM Associates/Spring Garden
  Philadelphia, PA  (8)             December 1989     89     89    100   100    100
Glenbrook Associates
  Atglen, PA  (35)                  November 1989    100    100     97   100    100
Affordable Flatbush Associates
  Brooklyn, NY  (30)                December 1989     93    100     93   100     97
Barclay Village II, LTD.
  Chambersburg, PA  (87)            November 1989     99     97     98    95    100
1850 Second Avenue Associates, L.P.
  New York, NY  (48)                October 1989     100    100    100   100    100
R.P.P. Limited Dividend Housing/
  River Place
  Detroit, MI  (301)                November 1989     97     98     98    98     95
Williamsburg Residential II, L.P.
  Wichita, KS  (50)                 November 1989     93     64     90    76     74
West 104th Street Associates L.P.
  New York, NY  (56)                December 1989    100    100    100   100     98
Meredith Apartments, LTD.
  Salt Lake City, UT  (22)          August 1989      100     91    100   100    100
Ritz Apartments, LTD.
  Salt Lake City, UT  (30)          August 1989       83     90    100   100     93
Ashby Apartments, LTD.
  Salt Lake City, UT  (27)          August 1989       89     85     96    93     96
South Toledo Associates, LTD.
  Toledo, OH  (18)                  January 1990     100    100     94    94     94
Dunlap School Venture
  Philadelphia, PA  (35)            January 1990     100    100     97    97    100
Philipsburg Elderly Housing
  Associates
  Philipsburg, PA  (103)            February 1990     95     96     97    97     98
Franklin Elderly Housing
  Associates
  Franklin, PA  (89)                February 1990    100    100    100    99     99
Wade D. Mertz Elderly Housing
  Associates
  Sharpsville, PA  (103)            February 1990     99     98    100    98     98
Lancashire Towers Associates
  Limited Partnership
  Cleveland, OH  (240)              February 1990     92     92     96   100     98
Northwood Associates Limited
  Partnership
  Toledo, OH  (176)                 February 1990     85     97     94    95     96
Brewery Renaissance Associates
  Middletown, NY  (53)              February 1990    100     96     98    94     98
Brandywine Court Associates, L.P.
  Jacksonville, FL  (52)            November 1989     87     90     92    94     98
Art Apartments Associates
  Philadelphia, PA  (30)            March 1990       100     90    100   100     97
The Village at Carriage Hills, LTD.
  Clinton, TN  (48)                 March 1990       100    100     96   100    100
Mountainview Apartments, LTD.
  Newport, TN  (34)                 March 1990       100    100     97   100    100
The Park Village, Limited
  Jackson, MS  (24)                 March 1990       100    100    100   100    100
River Oaks Apartments, LTD.
  Oneonta, AL  (35)                 March 1990       100     97     97    94    100
Forrest Ridge Apartments, LTD.
  Forrest City, AR  (25)            March 1990       100    100    100   100    100
The Hearthside Limited Dividend
  Housing Association Limited
  Partnership
  Portage, MI  (101)                March 1990        97     91    100    97     99
Redemptorist Limited Partnership
  New Orleans, LA  (126)            March 1990        94     91     94    95     95
Manhattan A Associates
  New York,  NY  (99)               April 1990        97     98     98    99     97
Broadhurst Willows, L.P.
  New York, NY  (129)               April 1990        98     95     97    97     92
Weidler Associates Limited
  Partnership
  Portland, OR  (52)                May 1990          94     98    100   100    100
Gentle Pines-West Columbia
  Associates, L.P.
  Columbia, SC  (150)               June 1990         99     89     98    97    100
Lake Forest Estates II, LTD.
  Livingston, AL  (32)              June 1990        100    100    100    97    100
Las Camelias Limited Partnership
  Rio Piedras, PR  (166)            June 1990         99     92     97    97    100
WPL Associates XXIII
  Portland, OR  (48)                July 1990         98     90     97    96     92
Broadway Townhouses L.P.
  Camden, NJ  (175)                 July 1990         99    100    100   100    100
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR  (67)                August 1990       99     97    100    96    100
Citrus Meadows Apartments, LTD.
  Brandenton, FL  (200)             July 1990         96     92     88    94     96
Sartain School Venture
  Philadelphia, PA  (35)            August 1990       97    100     91   100     98
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL  (176)         September 1990    99     99    100   100    100
Holly Hill, LTD.
  Greenville, TN  (46)              October 1990      98    100     98   100    100
Mayfair Apartments LTD.
  Morristown, TN  (48)              October 1990     100    100     96   100    100
Foxcroft Apartments LTD.
  Troy, AL  (48)                    October 1990      94    100     98   100     98
Canterbury Apartments, LTD.
  Indianola, MS  (48)               October 1990      94    100     98    90     90
Cutler Canal III Associates, LTD.
  Miami, FL  (262)                  October 1990      99     99     98    96     94
Jefferson Place L.P.
  Olathe, KS  (352)                 October 1990      96     98     97    95     96
Callaway Village, LTD.
  Clinton, TN  (46)                 November 1990     96    100     93   100    100
Commerce Square Apartments
  Associates L.P.
  Smyrna, DE  (80)                  December 1990     98     96     96    95    100
West 132nd Development
  Partnership
  New York, NY  (40)                December 1990    100     97    100   100     95
Site H Development Co.
  Brooklyn, NY  (11)                December 1990     93    100     93   100    100
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA  (78)            December 1990     86     94     97    96     94
Diamond Phase II Venture
  Philadelphia, PA  (32)            December 1990     96     91    100   100     97
Bookbindery Associates
  Philadelphia, PA  (41)            December 1990     98     95    100    93     98
The Hamlet, LTD.
  Boynton Beach, FL  (240)          December 1990     96     95     89    97     93
Stop 22 Limited Partnership
  Santurce, PR  (153)               December 1990     98     99     99    99    100
Knob Hill Apartments, LTD.
  Greenville, TN  (48)              December 1990    100    100    100   100    100
Conifer James Street Associates
  Syracuse, NY  (73)                December 1990     92     97     79    91     92
Longfellow Heights Apartments, L.P.
  Kansas City, MO  (104)            March 1991        96     99     94    95     98

(*) Consists of five apartment complexes located throughout Michigan.


Generally, the General Partners required, in connection with the Partnership's investments in Local Partnerships, that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization ("Guarantee Period"). In each case, the operating deficits have been funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $17,300,000 had expired as of March 31, 2001. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

The Housing Tax Credits are available for a ten-year period which commences when the property is occupied by qualified tenants. However, the annual Housing Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants must be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Housing Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Housing Tax Credits only beginning in the month following the month in which the Partnership acquired its interest. In addition, Housing Tax Credits allocated in any prior period may not be claimed by the Partnership. The Partnership has also acquired Local Partnership Interests in which some of the Local Partnerships owning historic complexes qualify for the Historic Rehabilitation Tax Credit. The amount of the Historic Rehabilitation Tax Credit is generally 20% of qualified rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure is made.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rent from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indexes in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

Management annually reviews the physical state of the properties and suggests to the respective Local General Partner budget improvements, which improvements are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

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

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of these restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 15, 2001, the Partnership has approximately 9,055 registered holders of an aggregate of 139,101.5 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

Certain Subsidiary Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Subsidiary Partnerships from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence without HUD's approval.

Pursuant to the terms of the Partnership Agreement there are no material restrictions that restrict the ability of the Partnership to make distributions.

However, the Partnership has made no distributions to BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                           Year Ended March 31,
OPERATIONS
----------              ------      --------     --------     -------    --------
                        2001        2000         1999         1998        1997
                        ----------  ----------   ----------   ----------  --------

Revenues                $37,266,093   $35,444,349   $36,122,840   $33,735,906   $33,542,935
Operating expenses      (51,522,177) (51,605,028)  (51,078,523)  (50,778,124)  (48,902,130)
Loss on impairment
  of assets                      0           0            0            0     (20,083,101)
                         -----------   ---------     --------    ---------    ------------
Loss before minority    (14,256,084)(16,160,679) (14,955,683) (17,042,218)   (35,442,296)
  interest and
  extraordinary gain
Minority interest in       208,775     214,105      259,094      154,367          156,523
  loss of subsidiary
  partnerships
Extraordinary
  item-forgiveness               0           0            0    1,045,627               0
                         ---------  ----------   ----------    ---------      ----------
  on indebtedness
  income
Net loss                $(14,047,309 $(15,946,574) $(14,696,589) $(15,842,224 $(35,285,773)
                         ===========  =========== ===========  ===========   ==============
Net loss - limited      $(13,906,836 $(15,787,108) $(14,549,623) $(15,683,802 $(34,932,915)
                         ===========  ===========  ===========   ===========   ============
  partners
Net loss per BAC
                           $  (99.98) $   (113.49) $    (104.60)  $   (112.75)   $  (251.13)
                               ======     ========     =======      =======      =======



                                       Year Ended March 31,
FINANCIAL POSITION
------------------      ------      --------     --------     ----------  -------
                        2001        2000         1999         1998        1997
                        ----------  ----------   ----------   ----------  ------

Total assets            $224,963,913 $235,131,327 $245,335,047 $256,800,296 $268,870,640
                         =========== ===========  ===========  =========== ===========

Total liabilities       $277,376,359 $272,523,628 $266,334,183 $262,594,185 $258,746,588
                         =========== ===========  ===========  =========== ===========

Minority interest        $  253,252  $1,226,088  $ 1,672,679   $2,181,337  $ 2,257,054
                           =======   =========    =========    =========    =========

Total partners'         $(52,665,698 $(38,618,389) $(22,671,815) $(7,975,226) $ 7,866,998
                         ===========  =========== ===========  ============    ==========
  (deficit) capital

During the years ended March 31, 1997 through 2001, total assets decreased primarily due to depreciation and loss on impairment of assets (for the year ended March 31, 1997), partially offset by net addition to property and equipment. During the years ended March 31, 1997 through 2001, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Through March 31, 2001, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships, of which approximately $306,000 remains to be paid including approximately $282,000 held in escrow.

During the year ended March 31, 2001, the Partnership's primary source of funds included (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

For the year ended March 31, 2001, cash and cash equivalents of the Partnership and its 62 consolidated subsidiary partnerships decreased by approximately $219,000. This decrease was attributable to an increase in cash held in escrow for investing ($568,000), acquisition of property and equipment ($973,000), net repayments on mortgage notes ($2,669,000), a net decrease in due to local general partners and affiliates ($129,000), an increase in deferred costs ($496,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($764,000) which exceeded cash provided by operating activities ($4,206,000) and advances from debt guarantor ($1,174,000)). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of $10,972,000 and an increase in due to debt guarantor in the amount of $2,944,000.

The Partnership has an unconsolidated working capital reserve of approximately $309,000 at March 31, 2001.

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to assess BACs holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partnership to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be additional third party debt financing (which may not be available if, as expected, the property owned by the Local Partnership is already substantially leveraged or, as in the case of the New York program properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the property and result in adverse tax consequences to the BACs holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a property is uncertain. If sources are not available, such Local Partnership would risk foreclosure on its property if it was unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of such Local Partnership to refinance its underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the compliance period with respect to such Local Partnership's property.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2001, 2000 and 1999, the amounts received from operations of the Local Partnerships were approximately $239,000, $151,000 and $161,000, respectively.

Partnership management fees owed to the General Partners amounted to approximately $5,601,000 and $4,192,000 were accrued and unpaid at March 31, 2001 and 2000. Without the General Partners' continued accrual and without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market which is not included in the financial statement carrying amount.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2001, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2001.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2001, 2000 and 1999 ("Fiscal 2000", "Fiscal 1999" and "Fiscal 1998", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation, and mortgage interest.

The net loss for the 2000, 1999 and 1998 Fiscal Years totaled $14,047,309, $15,946,574 and $14,696,589, respectively.

2000 vs. 1999
-------------

Rental income increased approximately 3% for the year ended March 31, 2001 as compared to the corresponding period ended March 31, 2000, primarily due to rental rate increases.

Other income increased approximately $687,000 for the year ended March 31, 2001 as compared to the corresponding period ended March 31, 2000, primarily due to a mortgage refinancing at one Local Partnership, a tax refund at a second Local Partnership, write off of old receivables at a third Local Partnership and water and sewer reimbursements from the tenants at a fourth and fifth Local Partnership.

Total expenses, excluding general and administrative-related parties and depreciation and amortization, remained fairly consistent with an increase of approximately 2% for the year ended March 31, 2001 as compared to the corresponding period ended March 31, 2000.

General and administrative-related parties increased approximately $300,000 for the year ended March 31, 2001 as compared to the corresponding period ended March 31, 2000, primarily due to an increase in property management fees incurred to affiliates of the Local General Partners.

Depreciation and amortization decreased approximately $1,236,000 for the year ended March 31, 2001 as compared to the corresponding period ended March 31, 2000, primarily due to auditors adjustment at one Local Partnership.

1999 vs. 1998
-------------

Rental income increased approximately 2% for the year ended March 31, 2000 as compared to the corresponding period ended March 31, 1999, primarily due to rental rate increases.

Other income decreased approximately $1,176,000 for the year ended March 31, 2000 as compared to the corresponding period ended March 31, 1999, primarily due to a decrease at one Local Partnership due to a real estate settlement in the prior year which reduced the accrued interest owed on prior year delinquent taxes and a decrease at a second Local Partnership due to the reversal, in the prior year, of the excess reserve established to cover the maximum exposure of the disputed property tax assessments.

Total expenses remained fairly consistent with an increase of approximately 1% for the year ended March 31, 2000 as compared to the corresponding period ended March 31, 1999.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $38,934,738 including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2001. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2001 and 2000. The net loss after minority interest for River Place amounted to approximately $3,795,000, $3,822,000 and $3,185,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2000 and 1999, Jefferson's current liabilities exceeded its current assets by over $7,000 and $27,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $17,918 and $14,040 of current liabilities at December 31, 2000 and 1999, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2000. The Partnership's investment in Jefferson was approximately $413,000 and $518,000 at March 31, 2001 and 2000, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $105,000, $149,000, and $132,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Affordable Flatbush Associates ("Affordable Flatbush")
------------------------------------------------------
In order for Affordable Flatbush to qualify for the Housing Tax Credits, it must meet certain rental income restrictions. The rental and income restrictions must be adhered to for a 15-year compliance period. During 1996, the Department of Housing Preservation and Development ("HPD") audited Affordable Flatbush's compliance with the rental and income restrictions of Section 42 of the Internal Revenue Code. HPD concluded in its audit report that Affordable Flatbush was not in compliance within the guidelines as set forth in the Internal Revenue Code for certain units of the project and, consequently, the basis of the property for purposes of computing the Housing Tax Credits should be reduced by an amount which approximates 88% of such basis. Affordable Flatbush management is contesting the findings by HPD and, consequently, has computed the low-income tax credits for 1999 as if there was no reduction in the basis of the property.

Other Subsidiary Partnerships
-----------------------------

Four of the SubsidiaryPartnerships are leasing the land on which the properties are located for terms ranging from 28 to 99 years. At December 31, 2000, the Subsidiary Partnerships were committed to minimum annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $3,788,993 in total, thereafter.

Other
-----

The Partnership's investment in the Local Partnerships is subject to the risks incident to management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                     Sequential
                                                                        Page
                                                                       ---------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         19

         Consolidated Balance Sheets at March 31, 2001 and 2000              179

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                       180

         Consolidated Statements of Changes in Partners'
         Deficit for the Years Ended March 31, 2001, 2000 and 1999           181

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2001, 2000 and 1999                                 182

         Notes to Consolidated Financial Statements                          184

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 2000, 1999 and 1998) subsidiary partnerships whose losses aggregated $12,004,389, $12,717,054 and $11,808,044 of the Partnership's net loss for the 2000, 1999 and 1998 Fiscal Years, respectively, and whose assets constituted 96% of the Partnership's assets at March 31, 2001 and 2000, respectively, presented in the accompanying consolidated financial statements. The financial statements of these 61 subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of one subsidiary partnership with significant contingencies and uncertainties. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. This subsidiary partnership has been unable to generate sufficient cash flow to pay its mortgage obligations. The subsidiary partnership's net loss aggregated $3,795,415 (Fiscal 2000), $3,821,713 (Fiscal 1999) and $3,185,181 (Fiscal 1998),
and its assets aggregated $13,242,087 and $13,951,782 at March 31, 2001 and 2000, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 11, 2001

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 2, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 1, 2000

[Letterhead of THEO CARSON & ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan
February 3, 2001

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

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan
February 14, 2000

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 2000 and December 31, 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2000 and December 31, 1999 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 6, 2001

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 8, 2000

[Letterhead of PAUL DAMIANO]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2000, and the related statements of loss and changes in partners' equity (capital deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Project No. HIP010 as of December 31, 2000 and the results of its operations and the changes in partners' equity (capital deficiency) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, , we have also issued a report dated January 18, 2001 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control and reports dated January 18, 2001 on its compliance with specific requirements applicable to non-major HUD programs. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken an a whole. The supporting information included in the report shown on pages 12-18 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project No. HIP010. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Paul Damiano CPA PC
Lincoln, Rhode Island
January 18, 2001

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

/s/ Paul Damiano CPA PC
Lincoln, Rhode Island
January 25, 1999

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
RBM Associates

We have audited the accompanying balance sheets of RBM Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 25, 2001

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

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates
Lancaster, Pennsylvania

Rural Housing Service
Allentown, Pennsylvania

We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2001 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 16, 2001

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

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 19, 2000

[Letterhead of J.R. LUPO, P.A. CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheets of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 2000 and December 31, 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ J.R. Lupo
Verona, New Jersey
March 1, 2001

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

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT


To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States and Pennsylvania Housing Finance Agency regulations. Those standards and regulations require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated February 27, 2001, on our consideration of Barclay Village II, Ltd.'s internal control, and reports dated February 27, 2001, on its compliance with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and Specific Requirements applicable to Fair Housing and Nondiscrimination.

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

February 27, 2001

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

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue
 Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
January 25, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 8, 2000

[Ernst & Young Letterhead]

Report of INDEPENDENT Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
  Association Limited Partnership

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
January 31, 2001

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
March 6, 2000

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential II, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential II, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Chesser & Company, P.A.
Wichita, Kansas
March 16, 2001

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

/s/ Chesser & Company, P.A.
Wichita, Kansas
February 17, 2000

[Letterhead of J.R. LUPO, P.A. CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2000 and December 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ J.R. Lupo
Verona, New Jersey
March 1, 2001

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

/s/ J.R. Lupo
Verona, New Jersey
February 27, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 24, 2001

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 19, 2001

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 11, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 19, 2001

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 11, 2000

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2000, and the related statements of profit and loss (HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 5, 2001, on our consideration of the Partnership's internal controls and a report dated January 5, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana
January 5, 2001

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana
January 7, 1999

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dunlap School Venture

We have audited the accompanying balance sheets of Dunlap School Venture (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 13, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 16, 2000

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 18, 2001 on our consideration of internal controls over financial reporting of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 16 - 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 18, 2001

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 1999 adn 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 1999 an d 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 20, 2000

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 25, 2001 on our consideration of internal controls over financial reporting of Franklin Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 25, 2001

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 27, 2000

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To The Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 26, 2001 on our consideration of internal controls over financial reporting of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 26, 2001

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 22, 2000

[Letterhead of BICK FREDMAN & CO]

Independent Auditors' Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 2000 and 1999, and the related statement of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership's as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2001 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated January 13, 2001 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Bick Fredman & Co
Cleveland, Ohio
January 13, 2001

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

/s/ Bick Fredman & Co
Cleveland, Ohio
February 3, 2000

[INSERO, KASPERSKI, CIACCIA & CO. LETTERHEAD]





INDEPENDENT AUDITORS' REPORT


To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio


We have audited the accompanying balance sheets - regulatory basis of Northwood Associates Limited Partnership, HUD Project #042-44050-LDP, as of December 31, 2000 and 1999 and the related statements of changes in partners' equity - regultory basis, operations - regulatory basis, and cash flows - regulatory basis for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended on the basis of accounting described in Note 1.








In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 7, 2001, on our consideration of Northwood Associates Limited Partnership's internal control, and reports dated February 7, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
February 7, 2001

[INSERO, KASPERSKI, CIACCIA & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio

We have audited the accompanying balance sheets - regulatory basis of Northwood Associates Limited Partnership, HUD Project #042-44050-LDP, as of
December 31, 1999 and 1998 and the related statements of changes in partners' equity - regultory basis, operations - regulatory basis, and cash flows - regulatory basis for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 31, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheets of Brewery Renaissance Associates, L.P. as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2000, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 22, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 14, 2000

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2000 and 1999 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2000 and 1999, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2001 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and reports dated January 17, 2001 on its compliance with specific requirements applicable to major HUD program, specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to fair housing and non-discrimination. These reports are an integral part of an auditing performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 17, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2000

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards. generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted accounting principles in the United States of America.

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 31, 2001

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

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 3, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2001 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 1998

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2001 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 16, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2001 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 12, 2000

[Letterhead of SCHOONOVER BOYER GETTMAN AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Schoonover Boyer Gettman & Associates
Columbus, Ohio
January 26, 2001

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

/s/ Schoonover Boyer Gettman & Associates
Columbus, Ohio
January 28, 2000

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 19, 2001, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated February 19, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 19, 2001

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 2, 2000

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners MANHATTAN A ASSOCIATES (A LIMITED PARTNERSHIP) New York, New
York

We have audited the accompanying balance sheet of Manhattan A Associates (A Limited Partnership) as of December 31, 2000 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANHATTAN A ASSOCIATES as of December 31, 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 19, 2001

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

[Letterhead of GREGG ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

To the Partners
of Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Weidler Associates Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GREGG ASSOCIATES, PC

/s/ David R. Gregg
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 26, 2001

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

/s/ Gerald V. Gerritz, Jr., CPA, P.C.
Portland, Oregon
February 12, 1999

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 2000 and 1999, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 2000 and 1999, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control and reports dated January 24, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 24, 2001

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

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 17, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001 on our consideration of Lake Forest Estates II, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2000

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, changes in Partner's capital/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2000 and 1999, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1598370 of the Puerto Rico Society of CPA's was affixed to the original. February 2, 2001

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

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1598370 of the Puerto Rico Society of CPA's was affixed to the original. February 1, 2000

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
WPL Associates XXIII Limited Partnership 522 NW 23rd, Suite 200 Portland, Oregon 97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 2000, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
March 2, 2001

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

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 16, 1999

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 2001 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Lead Auditor: Robert J. Denmark
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 24, 2001

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Lester A. Kanis
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 22, 1999

[Letterhead of HECTOR M. LOPEZ CERTIFIED PUBLIC ACCOUNTANT]



INDEPENDENT AUDITORS' REPORT


To the Partners
Puerto Rico Historic Zone Limited Dividend Partnership

I have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2000, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, I have also issued reports dated January 31, 2001, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and reports dated January 31, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to fair housing and non-discrimination, specific requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.









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

/s/ Hector M. Lopez
The Stamp No. 1703003 was adhered to the original of this report.
Taxpayer Identification Number: ###-##-####
San Juan, Puerto Rico
January 31, 2001

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

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 2000, and the related statements of changes in partners equity (deficit), profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2000 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the financial statements (shown on pages 12 through 16) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 5, 2001 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated February 5, 2001, on major HUD programs, and the nonmajor HUD program.

/s/ Cablish, Gentile & Gay, CPA
BRADENTON, FLORIDA
February 5, 2001

[Letterhead of CABLISH, GENTILE & GAY]

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

/s/ Christopher, Smith, Gentile, Leonard & Bristow, P.A.
BRADENTON, FLORIDA
January 29, 1999

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 13, 2001

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

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 14, 2000

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 2000 and 1999 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 2000 and 1999 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2001on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control and reports dated January 16, 2001on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 16, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001on our consideration of Holly Hill, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 16, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 14, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2001on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2001 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 2001

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 25, 2000

[Letterhead of MUELLER, PROST, PURK & WILLBRAND, P.C.]

To the Partners
Jefferson Place, L.P.
Omaha, Nebraska

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (a Missouri Limited Partnership) (the "Partnership"), as of December 31, 2000, 1999 nd 1998, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants
St. Louis, MO
January 26, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tn.

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2001 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 10, 2000

[Letterhead of HALBERT, KATZ & CO. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 2000 and December 31, 1999, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 13 to 23) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2001, on our consideration of Commerce Square Apartments Associates, L.P.'s internal control and reports dated January 31, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Halbert, Katz & Co. P.C.
Philadelphia, Pennsylvania
January 31, 2001

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

/s/ Halbert, Katz & Co. P.C.
Philadelphia, Pennsylvania
January 31, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheets of West 132nd Development Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 17, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 3, 2000

[Letterhead of MUNNS AND DOBBINS]

To the Partners
Site H Development Company
(A Limited Partnership)

Independent Auditors' Report

We have audited the accompanying statement of assets, liabilities and partners' capital of Site H Development Company (a Limited Partnership) for the years ended December 31, 2000 and 1999 and the related statements of income and expenses, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of Site H Development Company (a Limited Partnership) management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements represent fairly, in all material respects, the assets, liabilities and partners' capital of Site H Development Company (a Limited Partnership) as of December 31, 2000 and 1999 and its income and expenses, changes in its partners' capital accounts and cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America.

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

/s/ Munns and Dobbins
CERTIFIED PUBLIC ACCOUNTANTS
Scarsdale, NY
February 28, 2001

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

/s/ Munns and Dobbins
CERTIFIED PUBLIC ACCOUNTANTS
Scarsdale, NY
February 23, 2000

[Letterhead of Koch Geringer & Co., LLP]
Independent Auditors' Report

The Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying statement of financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2000, and the related statements of operations, changes in Partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2000, and the changes in its net assets and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 16, 2001, on our consideration of L.I.H. Chestnut Associates, L.P.'s (A Pennsylvania limited partnership), PHFA Project No. O-0083, and internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulators, contracts and grants.

/s/ Koch Geringer & Co., LLP
New York, New York
March 16, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 26, 1999

[Letterhead of ZINER, KENNEDY & LEHAN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Phase II Venture

We have audited the accompanying balance sheets of Diamond Phase II Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 27, 2001

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

[Letterhead of ZINER, KENNEDY & LEHAN LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Bookbindery Associates

We have audited the accompanying balance sheets of Bookbindery Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan
Boston, Massachusetts
January 11, 2001

[Letterhead of ZINER, KENNEDY & LEHAN LLP

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

/s/ Ziner, Kennedy & Lehan
Quincy, Massachusetts
January 16, 2000

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Buchbinder Tunick & Company LLP
Boca Raton, Florida
January 26, 2001

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

/s/ Buchbinder Tunick & Company LLP
Boca Raton, Florida
February 1, 2000

[Letterhead Of ISRAEL ROLON]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2000, and the related statements of loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2000, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued reports dated February 14, 2001 on my consideration of Stop 22 Limited Partnership's internal control and reports dated February 14, 2001 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-discrimination, and laws and regulations applicable to the financial statements.

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

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1698748 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.
February 14, 2001

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

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of Knob Hill Apartments, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2000

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C. ]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates
(A Limited Partnership)
Syracuse, New York

We have audited the accompanying balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 2000 and 1999 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 23, 2001

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

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 25, 2000

[Letterhead of RBG & CO.]

Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
February 5, 2001

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

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 21, 2000

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          March 31,
                                               ------------------------------
                                                  2001                2000
                                               ------------       -----------

Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 10)                   $199,835,729  $209,626,152
Cash and cash equivalents (Notes 2, 3 and 10)           4,905,819     5,124,712
Cash held in escrow (Notes 3 and 5)                    14,366,977    14,457,567
Deferred costs - less accumulated amortization
 (Notes 2 and 6)                                          3,544,473   3,257,295
Other assets                                            2,310,915     2,665,601
                                                    ------------- -------------

Total assets                                         $224,963,913  $235,131,327
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note 7)                      $192,128,019  $194,516,380
Due to debt guarantor (Note 10(a))                     38,934,738    34,817,045
Accounts payable and other liabilities                 23,884,364    22,395,278
Due to local general partners and affiliates (Note 8)  15,559,602    15,489,515
Due to general partners and affiliates (Note 8)         6,869,636     5,305,410
                                                    ------------- -------------

Total liabilities                                    277,376,359   272,523,628
                                                      -----------   -----------

Minority interest (Note 2)                               253,252     1,226,088
                                                   -------------- -------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' deficit
Limited partners (139,101.5 BACs
  issued and outstanding) (Note 1)                   (50,903,584)  (36,996,748)
General partners                                      (1,762,114)   (1,621,641)
                                                    ------------- -------------

Total partners' deficit                              (52,665,698)  (38,618,389)
                                                     ------------  ------------

Total liabilities and partners' deficit              $224,963,913  $235,131,327
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended March 31,
                                      -----------------------------------------
                                         2001            2000            1999
                                     -------------   ------------  -------------

Revenues
  Rental income                       $  34,915,025 $  33,780,252 $  33,282,554
  Other                                   2,351,068     1,664,097     2,840,286
                                      ------------- ------------- -------------
                                         37,266,093    35,444,349    36,122,840
                                       ------------  ------------  ------------
Expenses
  General and administrative              6,385,090     6,124,845     6,143,062
  General and administrative-related parties
  (Note 8)                                3,811,150     3,511,186     3,592,742
  Repairs and maintenance                 6,447,218     6,188,428     5,848,011
  Operating and other                     4,327,197     4,196,914     4,072,781
  Real estate taxes                       2,357,066     2,315,904     2,333,761
  Insurance                               1,400,613     1,275,232     1,308,342
  Interest                               15,821,681    15,784,559    16,121,311
  Depreciation and amortization          10,972,162    12,207,960    11,658,513
                                       ------------  ------------  ------------

Total expenses                           51,522,177    51,605,028    51,078,523
                                       ------------  ------------  ------------
Loss before minority interest and
  extraordinary gain                    (14,256,084)  (16,160,679)  (14,955,683)
Minority interest in loss of subsidiary
  partnerships                              208,775       214,105       259,094
                                      ------------- ---------------------------

Net loss                              $ (14,047,309)$ (15,946,574)$ (14,696,589)
                                       ============  ============  ============

Net loss - limited partners           $ (13,906,836)$ (15,787,108)$ (14,549,623)
                                       ============  ============  ============

Number of BACs outstanding                 139,101.5     139,101.5     139,101.5
                                       =========================================

Net loss per BAC                   $          (99.98  )$     (113.49) $ (104.60)
                                    ================  ==============  =========

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                         Limited      General
                                          Total         Partners     Partners
                                          -----         --------     --------

Partners' deficit - April 1, 1998     $  (7,975,226)$  (6,660,017)  $(1,315,209)

Net loss, year ended March 31, 1999     (14,696,589)  (14,549,623)     (146,966)
                                        -----------   -----------   -----------

Partners' deficit - March 31, 1999      (22,671,815)  (21,209,640)   (1,462,175)

Net loss, year ended March 31, 2000     (15,946,574)  (15,787,108)     (159,466)
                                        -----------   -----------   -----------

Partners' deficit - March 31, 2000      (38,618,389)  (36,996,748)   (1,621,641)

Net loss, year ended March 31, 2001     (14,047,309)  (13,906,836)     (140,473)
                                        -----------   -----------   -----------

Partners' deficit - March 31, 2001     $(52,665,698) $(50,903,584)  $(1,762,114)
                                        ===========   ===========    ==========

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Year Ended March 31,
                                   --------------------------------------------
                                         2001          2000           1999
                                     ------------   -----------   -------------

Cash flows from operating activities:

Net loss                               $(14,047,309) $(15,946,574) $(14,696,589)
                                        -----------   -----------   -----------

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization            10,972,162    12,207,960    11,658,513
Interest added to mortgage note payable     280,504             0             0
Minority interest in loss of subsidiary
  partnerships                             (208,775)     (214,105)     (259,094)
(Increase) decrease in assets:
Cash held in escrow                         658,693       110,321       730,975
Other assets                                354,686      (441,078)      292,110
Increase (decrease) in liabilities:
Due to debt guarantor                     2,943,901     2,736,179     2,620,949
Accounts payable and other liabilities    1,489,086     1,595,517     1,397,788
Increase in due to local general partners
  and affiliates                            638,443     2,099,460       834,215
Decrease in due to local general partners
  and affiliates                           (439,321)     (143,309)     (725,357)
Due to general partners and affiliates    1,564,226     1,624,240     1,705,257
                                        -----------   -----------   -----------

Total adjustments                        18,253,605    19,575,185    18,255,356
                                         ----------    ----------    ----------

Net cash provided by operating activities  4,206,296     3,628,611     3,558,767
                                         -----------   -----------   -----------

Cash flows from investing activities:

Acquisition of property and equipment      (973,343)   (1,383,823)   (1,226,009)
Increase in cash held in escrow            (568,103)      (54,730)      (26,095)
Decrease in cash held in escrow for
  real estate investments                         0       657,581         2,500
Increase in due to local general partners
  and affiliates                             77,570        81,857        90,434
Decrease in due to local general partners
  and affiliates                           (203,420)     (144,907)     (592,148)
                                        ------------  ------------  ------------

Net cash used in investing activities    (1,667,296)     (844,022)   (1,751,318)
                                        ------------  -----------   -----------

Cash flows from financing activities:
Increase in deferred costs                 (495,574)      (29,461)            0
Repayments on mortgage notes            (31,578,865)   (2,444,366)   (1,562,799)
Borrowings on mortgage notes             28,910,000       920,000             0
Advances from debt guarantor               1,173,792
Increase in due to local general partners
  and affiliates                                  0             0        70,135
Decrease in due to local general partners
  and affiliates                             (3,185)     (135,226)      (98,476)
(Decrease) increase in capitalization of consolidated
  subsidiaries attributable to minority interest(764,061)  (232,486)   (249,564)
                                            ------------ ------------ ----------

Net cash used in financing activities    (2,757,893)   (1,921,539)   (1,840,704)
                                        -----------   -----------   -----------

Net increase (decrease) in cash and
 cash equivalents                          (218,893)      863,050       (33,255)

Cash and cash equivalents at beginning of year 5,124,712  4,261,662    4,294,917
                                            ---------- -----------   -----------

Cash and cash equivalents at end of year  $  4,905,819  $ 5,124,712  $ 4,261,662
                                            ===========  =========== ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest    $11,074,725   $11,086,905  $11,307,707
                                         ==========    ==========    ==========

Supplemental disclosures of noncash investing and financing activities:
Repayment of mortgage notes advanced by
  debt guarantor                      $            0  $    735,000 $     660,605
Repayment of accounts payable and other
  liabilities advanced by debt guarantor           0       490,000             0
Net increase in mortgage notes reclassified from
  accounts payable and other liabilities           0       272,176       330,735



See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

The Partnership has acquired interests in 62 Local Partnerships as of March 31, 2001 and no further acquisitions are anticipated.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2001, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 62 Subsidiary Partnerships in which the Partnership is the principal limited partner. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the Subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the Subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles "GAAP").

All intercompany accounts and transactions with the Subsidiary Partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $244,000, $273,000 and $247,000 for the years ended March 31, 2001, 2000 and 1999, respectively (the 2000, 1999 and 1998 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2001, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2001.

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

g)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:


                                     March 31, 2001               March 31, 2000
                                    ----------------------      -------------------
                                      Carrying                 Carrying
                                       Amount     Fair Value    Amount    Fair Value
                                       ------     ----------    ------    ----------

Mortgage notes payable for which it is:
Practicable to estimate fair value   $114,512,044   $115,802,239   $  84,672,608   $84,713,340
Not practicable                     $  77,615,975            (*)    $109,843,772          (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.


Due to Local General Partners and Affiliates
--------------------------------------------

The estimated fair value of the Partnership's due to local general partners and affiliates are as follows:


                                               March 31, 2001         March 31, 2000
                                      -------------------------    ------------------------
                                          Carrying                  Carrying
                                           Amount     Fair Value     Amount     Fair Value
                                           ------     ----------     ------     ----------

Due to local general partners and affiliates for which it is:
Not practicable to estimate fair value     $15,559,602    (*)   $15,489,515          (*)

(*) Management believes it is not practicable to estimate the fair value of due to local general partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                       Estimated
                                                 March 31,          Useful Lives
                                  --------------------------------
                                       2001              2000            (Years)
                                   --------------    --------------   ----------

Land                              $  12,894,634    $  12,894,634
Building and improvements           287,647,681      287,014,289  15 to 40 years
Other                                7,656,504        7,327,869    5 to 10 years
                                    -------------    -------------
                                      308,198,819      307,236,792
Less:  Accumulated depreciation      (108,363,090)     (97,610,640)
                                     ------------     ------------

                                     $199,835,729     $209,626,152
                                      ===========      ===========

Included in property and equipment are $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2001 and 2000. In addition, as of March 31, 2001 and 2000, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $10,763,766, $12,020,100 and $11,466,030, respectively.

In connection with the rehabilitation of the properties, the Subsidiary Partnerships have incurred developers' fees of $25,440,729 as of both March 31, 2001 and 2000 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2001 and 2000 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $11,316 and $18,510, respectively, due to write-offs on dispositions.


NOTE 5 - Cash Held in Escrow

The components of cash held in escrow are as follows:

                                                               March 31,
                                                     --------------------------
                                                        2001           2000
                                                    -------------   ----------

Purchase price payments*                            $     281,727 $     281,727
Real estate taxes, insurance and other                  6,229,428     6,920,167
Reserve for replacements                                6,426,797     5,858,694
Tenants' security deposits                              1,429,025     1,396,979
                                                      -----------   -----------

                                                      $14,366,977   $14,457,567
                                                       ==========    ==========

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                March 31,
                                      --------------------------------
                                          2001             2000         Period
                                      ----------      -------------  ----------

Financing expenses                    $ 5,482,219      $ 4,999,880          *
Less:  Accumulated amortization        (1,937,746)      (1,742,585)
                                       ----------        ---------

                                      $ 3,544,473      $ 3,257,295
                                       ==========       ==========
*Over the life of the related mortgages.

Amortization of deferred costs for the years ended March 31, 2001, 2000 and 1999 amounted to $208,396, $187,860 and $192,483, respectively. During the years ended March 31, 2001 and 2000, there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $13,235 and $660,354, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $974,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each subsidiary partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rent and leases.

Annual principal payment requirements as of March 31, 2001 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
----------------------------------------------

2001                             $    4,216,311
2002                                  4,633,886
2003                                  5,008,269
2004                                  5,321,660
2005                                  8,824,797
Thereafter                          164,123,096
                                    -----------
                                  $192,128,019
                                  ============

No adjustment has been made in the table above for the events of default and other matters described in Note 10(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $122,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
On May 18, 2000, River Place refinanced its existing indebtedness with the issuance of new bonds with a face value of $28,910,000 from the Michigan State Housing Development Authority (MSHDA) to provide funds to pay off the outstanding balances on the two prior bond issues ($17,205,000 and $11,705,000). The proceeds were used to pay the principal balance of $11,705,000 for the 1988 bonds on June 1, 2000. The sinking fund payment of $160,000 and accrued interest of $326,288 was paid at the same time from funds provided by The General Retirement System of the City of Detroit ("GRS"), as a loan to River Place. On June 23, 2000, $17,205,000 was used to pay the outstanding principal balance of the 1986 bonds. At the same time, $209,519 in accrued interest was paid, also from a loan from GRS.

The new bonds bear interest at a weekly variable rate determined by the remarketing agent. Applicable interest rates have ranged from 3.85% to 5.05%. The bonds mature on June 1, 2018. Sinking fund payments in various increasing amounts ranging from $500,000 to $1,200,000 are due on December 1 and June 1 of each year until maturity with the first payment of $500,000 paid on December 1, 2000.

L.I.H Chestnut Associates, L.P. ("Chestnut")
--------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2000, Chestnut was in violation of such covenants. As of March 15, 2001, Pennsylvania Housing Finance Agency ("PHFA") has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the property.
NOTE 8 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 10 with respect to River Place) interest as a special limited partner in 61 and 1 of the Local Partnerships, respectively.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2001, 2000 and 1999 are as follows:

A)  Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000 of which approximately $17,100,000 had expired as of March 31, 2001. As of March 31, 2001 and 2000, approximately $4,464,000 and $3,720,000, respectively, has been funded by the Local General Partners to meet such obligations. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

B)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                                   Year Ended March 31,
                                        --------------------------------------
                                             2001         2000           1999
                                        -----------    ---------    -----------

Partnership management fees (i)          $1,434,000    $1,434,000    $1,434,000
Expense reimbursement (ii)                  279,509       257,121       239,390
Property management fees incurred to
  affiliates of the General Partners(iii)         0             0        11,420
Local administrative fee (iv)               195,801       130,699       196,796
                                         ----------    ----------    ----------

Total general and administrative
 - General Partners                       1,909,310     1,821,820     1,881,606
                                          ---------     ---------     ---------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners                        1,901,840     1,689,366     1,711,136
                                          ---------     ---------     ---------

Total general and administrative
 - related parties                       $3,811,150    $3,511,186    $3,592,742
                                          =========     =========     =========

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,601,000 and $4,192,000 were accrued and unpaid at March 31, 2001 and 2000. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The Subsidiary Partnerships incurred property management fees amounting to $2,365,130, $2,214,259 and $2,230,323 for the years ended March 31, 2001, 2000 and 1999, respectively, of which $1,901,840, $1,689,366 and $1,722,556, respectively, was incurred to affiliates of the Subsidiary Partnerships' general partners. Included in amounts incurred to affiliates of the Subsidiary Partnerships ' general partners was $0, $0 and $11,420 for the years ended March 31, 2001, 2000 and 1999, respectively, which was also incurred to an affiliate of the Related General Partner.

(iv) Liberty Associates, a special limited partner of the Subsidiary Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Liberty Associates received cash distributions from the Local Partnerships of $1,882, $1,284 and $1,106 during the years ended March 31, 2001, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2001 and 2000 consists of the following:

                                                                 March 31,
                                                    --------------------------
                                                         2001            2000
                                                     ----------     -----------

Operating deficit advances                           $  2,401,362  $  2,840,683
Development fees                                        1,000,543     1,139,821
Operating advances                                      4,227,642     3,626,221
Due to contractor                                          46,289       110,431
General Partner distributions                             402,031       405,216
Developer loans (i)                                     1,470,449     1,452,879
Land note payable (ii)                                  1,265,106     1,205,106
Long-term note payable (iii)                            3,500,000     3,500,000
Management and other operating fees                     1,246,180     1,209,158
                                                     -----------  ------------

                                                      $15,559,602   $15,489,515
                                                       ==========    ==========

(i)  Developer loans consist of the following:
                                                                March 31,
                                                    --------------------------
                                                         2001            2000
                                                    --------------   ----------

Jefferson Limited Partnership -                       $   100,000   $   100,000
-----------------------------
This loan is unsecured, bears interest
at an annually adjusted rate (4.94% at
December 31, 2000 and 5.63% at
December 31, 1999) and has no
predetermined due
date.

This note is unsecured, bears interest
at 9.25% per annum 75,000 75,000 and is
due in the event of sale or refinancing
of the property.

Northwood Associates Limited Partnership -                 309,665     292,095
This loan bears
interest at 12% per annum and is
payable only out of available surplus cash.

Citrus Meadows Apartments, Ltd. -                         985,784       985,784
-------------------------------                        ----------    ----------
This loan bears no interest and can only be
repaid with the proceeds from a sale or refinancing.
                                                        $1,470,449    $1,452,879
                                                        =========     =========
Interest expense incurred on developer loans amounted to $30,139, $30,139 and
$30,357 for the years ended March 31,
2001, 2000 and 1999, respectively.

(ii)  Land note payable consists of the following:

Citrus Meadows Apartments, Ltd. -                      $1,265,106    $1,205,106
-------------------------------                         =========     =========
The land for this Subsidiary Partnership was purchased from the Local General Partner for a $600,000 note which accrues interest at 10% per annum. The principal balance, together with the accrued interest, is payable upon the sale of the property or in December 2004, whichever event occurs first.

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2001, 2000 and 1999.

(iii)  Long-term note payable consists of the following

                                                             March 31,
                                                      -----------------------
                                                       2001            2000
                                                     ----------    ----------

Jefferson Place L.P.                                   $3,500,000    $3,500,000
--------------------                                    =========     =========
On July 30, 1997, the Local General Partner, issued a note payable in the sum of $3,500,000 to the Subsidiary Partnership. Interest on this note, at the rate of 8.5% annually, is payable monthly solely out of excess cash flow generated by the Subsidiary Partnership. The principal plus all outstanding interest is due July 1, 2023. All payments under this $3,500,000 note are subordinate to payments due under the $12,200,000 tax-exempt mortgage bonds.

For the years ended December 31, 2000, 1999 and 1998, interest on this note amounted to $348,528, $336,313 and $353,367, respectively. At December 31, 2000, 1999 and 1998, $51,028, $38,813 and $20,390 was interest calculated on past accrued base interest.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated Subsidiaries follows:

                                                  Year Ended December 31,
                                      ----------------------------------------
                                           2000          1999           1998
                                       -----------    ----------   ------------

Financial statement
Net loss                               $(14,047,309) $(15,946,574) $(14,696,589)

Difference  resulting  from parent  company
having a  different  fiscal year
for income tax and
financial reporting purposes                 32,112        (9,305)       56,193

Difference between  depreciation and
amortization  expense recorded for
financial  statement and
income  tax reporting purposes           (3,531,003)   (1,952,849)   (2,622,146)

Tax-exempt interest income                  (14,661)      (12,688)      (27,455)

Other                                       451,076       815,869       672,690
                                         -----------   -----------  ------------

Net loss as shown on the Partnership's
income tax return                     $(17,109,785) $(17,105,547)  $(16,617,307)
                                          =========   ===========   ===========


NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns

Results of Operations of Certain Local Partnerships
---------------------------------------------------

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $38,934,738 including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2001. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2001 and 2000. The net loss after minority interest for River Place amounted to approximately $3,795,000, $3,822,000 and $3,185,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

b)  Subsidiary Partnerships - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2000 and 1999, Jefferson's current liabilities exceeded its current assets by over $7,000 and $27,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $17,918 and $14,040 of current liabilities at December 31, 2000 and 1999, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2000. The Partnership's investment in Jefferson was approximately $413,000 and $518,000 at March 31, 2001 and 2000, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $105,000, $149,000, and $132,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Affordable Flatbush Associates ("Affordable Flatbush")
------------------------------------------------------
In order for Affordable Flatbush to qualify for the Housing Tax Credits, it must meet certain rental income restrictions. The rental and income restrictions must be adhered to for a 15-year compliance period. During 1996, the Department of Housing Preservation and Development ("HPD") audited Affordable Flatbush's compliance with the rental and income restrictions of Section 42 of the Internal Revenue Code. HPD concluded in its audit report that Affordable Flatbush was not in compliance within the guidelines as set forth in the Internal Revenue Code for certain units of the project and, consequently, the basis of the property for purposes of computing the Housing Tax Credits should be reduced by an amount which approximates 88% of such basis. Affordable Flatbush management is contesting the findings by HPD and, consequently, has computed the low-income tax credits for 1999 as if there was no reduction in the basis of the property.

Leases
------

Four of the subsidiary partnerships are leasing the land on which the properties are located, for terms ranging from 28 to 99 years. At December 31, 2000, the Subsidiary Partnerships were committed to minimum future annual rentals on the noncancelable leases aggregating $155,130 for each of the next five years, and $3,788,933 in total thereafter.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2001, uninsured cash and cash equivalents approximated $1,825,000.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

In order for certain Subsidiaries to qualify for the Section 421A Program and the Inclusionary Zoning Program, they are subject to certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants' incomes, the obligation to operate the property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain Subsidiary Partnerships obtain grants from local authorities to fund construction costs of the properties and in order to qualify must maintain the low-income nature of the property, among other provisions.

e)  Tax Credits

A portion of Housing Tax Credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Projects, or (3) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

During the tax years 2000, 1999 and 1998, the Partnership generated Housing Tax Credits of approximately $15,786,000, $19,534,000 and $19,584,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates IV L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.

Related Credit Properties III, L.P.
-----------------------------------

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

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer and Assistant Vice President

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, is the President, and a Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.


MARC D. SCHNITZER, 40, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Liberty GP III Inc.
-------------------

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President and Chief Executive Officer

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 55, is a Director of Aegis Reality, Inc., and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    Name and Address of     Amount and Nature of     Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership      of Class
--------------      --------------------    --------------------     -----------

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs. Neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2001, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership      Percent of Class
------------------------              --------------------         ------------

Lehigh Tax Credit Partners, Inc.      13,127.66 (2) (3)                   9.4%

J. Michael Fried                      13,127.66 (2) (3) (4)               9.4%

Alan P. Hirmes                        13,127.66 (2) (3) (4)               9.4%

Stuart J. Boesky                      13,127.66 (2) (3) (4)               9.4%

Stephen M. Ross                       -                                     -

Mark D. Schnitzer                     -                                     -

Denise L. Kiley                       -                                     -

Glenn F. Hopps                        -                                     -

Teresa Wicelinski                     -                                     -

All directors and executive officers  13,127.66 (2) (3) (4)               9.4%
of the general partner of the
Related General Partner as a group
(eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in the Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to April 4, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh II) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BAC's, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that, until the Standstill Expiration Date, it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, that Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, that Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the Related General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Related General Partner or its affiliates. The address of each of the Partnership, Lehigh I and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 1, 2001, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except for J. Michael Fried, who owns only an economic interest.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and its affiliates, as discussed in Item 11 and in Note 8 to the Financial Statements in Item 8, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the Liberty General Partner or the directors and executive officers of the general partner of the Related General Partner.

                                                                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                     Sequential
                                                                          Page
                                                                     ----------

(a) 1.   Financial Statements

         Independent Auditors' Report                                         19

         Consolidated Balance Sheets at March 31, 2001 and 2000              179

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                       180

         Consolidated Statements of Changes in Partners'
         Deficit for the Years Ended March 31, 2001, 2000 and 1999           181

         Consolidated Statements of Cash Flows for the
         Years Ended March 31, 2001, 2000 and 1999                           182

         Notes to Consolidated Financial Statements                          184

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                        210

         Schedule I - Condensed Financial Information of Registrant          211

         Schedule III - Real Estate and Accumulated Depreciation             214

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)

                                        By: RELATED CREDIT PROPERTIES III L.P.,
                                            a General Partner

                                       By:  Related Credit Properties III Inc.,
                                             its general partner

Date: June 14, 2001
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                               Alan P. Hirmes
                                           President and Chief Executive Officer
                                        (principal
                                      executive and financial
                                                      officer)

                                        By: LIBERTY GP III INC.,
                                            a General Partner

Date: June 14, 2001
                                     By:  /s/ Alan P. Hirmes     Alan P. Hirmes
                                                 ------------------
                                         President and Chief Executive Officer
                                        (principal    executive   and
                                         financial
                                                  officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                         Title                       Date
------------------     ----------------------------         --------------


                             President and Chief Executive Officer
                             (principal executive and financial officer)
                             of Related Credit Properties
                             III Inc., (a general partner
                             of Related Credit Properties III L.P.)
                             (a General Partner of Registrant))
/s/ Alan P. Hirmes           and Liberty GP III, Inc.
------------------
Alan P. Hirmes               (a General Partner of Registrant)   June 14, 2001


                             Treasurer (principal accounting officer)
                             of Related Credit Properties
                             III Inc., (a general partner
                             of Related Credit Properties III L.P.)
                             (a General Partner of Registrant))
/s/ Glenn F. Hopps           and Liberty GP III, Inc.
------------------
Glenn F. Hopps               (a General Partner of Registrant)   June 14, 2001


                             Director of Related Credit Properties
                            III Inc., general partner
/s/ Stephen M. Ross          of Related Credit Properties III L.P.
-------------------
Stephen M. Ross              (a General Partner of Registrant)   June 14, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 11, 2001 on page 19, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2000, 1999 and 1998 Fiscal Years and
Schedule III at March 31, 2001. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of one subsidiary partnership with significant contingencies and uncertainties. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. This subsidiary partnership has been unable to generate sufficient cash flow to pay its mortgage obligations. The subsidiary partnership's net loss aggregated $3,795,415 (Fiscal 2000), $3,821,713 (Fiscal 1999) and $3,185,181 (Fiscal 1998),
and its assets aggregated $13,242,087 and $13,951,782 at March 31, 2001 and 2000, respectively. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 11, 2001

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                             March 31,
                                                     -------------------------
                                                      2001              2000
                                                    -------------   ----------

Cash and cash equivalents                           $     333,514 $     553,693
Cash held in escrow                                       281,727       281,727
Investment and advances in subsidiary partnerships     31,218,124    35,472,910
Other assets                                              245,466       245,466
                                                     ------------  ------------

Total assets                                          $32,078,831   $36,553,796
                                                       ==========    ==========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                $  6,331,830  $  4,774,804
Other liabilities                                           6,344         6,790
                                                   -------------- -------------

Total liabilities                                       6,338,174     4,781,594

Partners' equity                                       25,740,657    31,772,202
                                                       ----------    ----------

Total liabilities and partners' equity                $32,078,831   $36,553,796
                                                       ==========    ==========



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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS


                                                  Year Ended March 31,
                                   --------------------------------------------
                                         2001            2000           1999
                                     -------------   -------------- -----------

Revenues

Other income                           $     14,286  $    105,468 $      14,194
                                        -----------   -----------  ------------

Total revenues                               14,286       105,468        14,194
                                        -----------   -----------  ------------


Expenses

General and administrative                  165,227        77,439       215,957
General and administrative-related parties 1,713,509     1,691,121     1,673,390
                                         ----------    ----------    ----------

Total expenses                            1,878,736     1,768,560     1,889,347
                                         ----------    ----------    ----------

Loss from operations                     (1,864,450)   (1,663,092)   (1,875,153)

Distribution income of subsidiary partnerships
  in excess of investments                   22,448         7,024        39,203

Equity in loss of subsidiary partnerships (4,189,543)   (5,747,276)  (5,572,887)
                                          ----------   -----------   -----------

Net loss                               $(6,031,545)  $(7,403,344)  $(7,408,837)
                                         ==========    ==========    ==========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Year Ended March 31,
                                    -------------------------------------------
                                         2001           2000           1999
                                     ------------ ------------  ------------

Cash flows from operating activities:

Net loss                                $(6,031,545)  $(7,403,344)  $(7,408,837)
                                         ----------    ----------    ----------
Adjustments to reconcile net loss to net cash used in operating activities:

Increase (decrease) in liabilities:

Due to general partners and affiliates    1,557,026     1,555,325     1,625,068
Other liabilities                              (446)      (17,696)       24,486
                                      -------------   -----------  ------------

Total adjustments                         1,556,580     1,537,629     1,649,554
                                         ----------    ----------    ----------

Net cash used in operating activities    (4,474,965)   (5,865,715)   (5,759,283)
                                         ----------    ----------    ----------

Cash flows from investing activities:

Equity in loss of subsidiary partnerships  4,189,453     5,747,276     5,572,887
Distributions from subsidiary partnerships   216,920       144,385       121,383
Investments and advances
  in subsidiary partnerships               (151,587)     (476,565)     (154,649)
Decrease in cash held in escrow-
  purchase price payments                         0       657,581         2,500
                                     -------------   ----------- -------------

Net cash provided by investing activities  4,254,786   6,072,677     5,542,121
                                         ----------    ----------    ----------

Net increase (decrease) in cash and
 cash equivalents                          (220,179)     206,962      (217,162)

Cash and cash equivalents, beginning of year  553,693     346,731       563,893
                                         ----------   -----------   -----------

Cash and cash equivalents, end of year  $   333,514  $    553,693  $    346,731
                                          ==========   ===========   ===========


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2001




                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
Subsidiary Partnerships' Residential Property  Encumbrances    Land     Improvements   Improvements
---------------------------------------------  ------------    ----     ------------   ------------

C.V. Bronx Associates, L.P.
  Bronx, NY                                     $       0    $ 1,705,800   $      0    $  4,279,915
Michigan Rural Housing Limited Partnership
  Michigan                                      4,639,214    141,930        4,013,207   2,141,557
Jefferson Limited Partnership
  Schreveport, LA                               1,372,849     65,000        3,289,429      48,125
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                               1,625,710     36,643          3,290,524     141,568
RBM Associates
  Philadelphia, PA                              975,000          0           1,590,733      78,136
Glenbrook Associates
  Atglen, PA                                  1,641,781    137,000          2,833,081     133,767
Affordable Flatbush Associates
  Brooklyn, NY                               1,508,113          0          2,551,365     208,986
Barclay Village II, LTD.
  Chambersburg, PA                            2,434,564    204,825         3,249,918     690,532
1850 Second Avenue Associates, L.P.
  New York, NY                                       0    920,472         6,262,968       1,165
R.P.P. Limited Dividend Housing
  Detroit, MI                               28,410,000          0         29,051,380   (12,314,272)
Williamsburg Residential II, L.P.
  Witchita, KS                               1,500,277    358,305          2,713,872  (1,211,361)
West 104th Street Associates, L.P.
  New York, NY                                      0          0                   0   3,033,202
Meredith Apartments, LTD.
  Salt Lake City, UT                           595,191     40,000           1,500,117      20,962
Ritz Apartments, LTD.
  Salt Lake City, UT                           311,662     59,760             592,704      90,563
Ashby Apartments, LTD.
  Salt Lake City, UT                           311,662     50,850              549,611     186,611
South Toledo Associates, LTD.
  Toledo, OH                                    808,300     47,571             1,411,386      44,416
Dunlap School Venture
  Philadelphia, PA                             2,455,851      5,352            4,522,721     159,386
Philipsburg Elderly Housing Associates
  Philipsburg, PA                               2,977,281     45,000            4,092,500     530,970
Franklin Elderly Housing Associates
  Franklin, PA                                   2,145,857    165,000           2,594,447     184,465
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                  3,232,227     65,000          4,234,049     668,151
Lancashire Towers Associates L.P.
  Cleveland, OH                                   2,930,967    265,000           6,871,575     372,566

Northwood Associates Limited Partnership
  Toledo, OH                                      1,806,706    200,000            4,065,856     712,854
Brewery Renaissance Associates
  Middletown, NY                                   3,375,000     77,220              102,780   6,227,311
Brandywine Court Associates, L.P.
  Jacksonville, FL                                  1,405,181     78,000           1,960,262      90,905
Art Apartments Associates
  Philadelphia, PA                                  1,099,493     13,695            2,713,615      81,600
The Village at Carriage Hills, LTD.
  Clinton, TN                                       1,459,349     86,663             1,753,799      73,040
Mountainview Apartments, LTD,
  Newport, TN                                       1,036,063     49,918              1,254,182      90,457
The Park Village, Limited
  Jackson, MS                                         355,430     44,102                749,940      83,183
River Oaks Apartments, LTD.
  Oneonta, AL                                       1,063,011     80,340              1,221,336      67,714
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                    815,584     36,000              1,016,647      66,769
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                        2,857,594    242,550             4,667,594     111,479
Redemptorist L.P.
  New Orleans, LA                                    2,684,863          0            6,497,259      56,462
Manhattan A Associates
  New York, NY                                        3,731,274  1,092,959           5,991,888     361,470
Broadhurst Willows, L.P.
  New York, NY                                              0    102,324             5,151,039      93,128
Weidler Associates Limited Partnership
  Portland, OR                                        1,250,667    225,000                   0   2,171,109
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                        3,571,432    327,650            4,276,739     187,958
Lake Forest Estates II, LTD.
  Livingston, AL                                       960,761     21,623             1,182,480      62,019
Las Camelias L.P.
  Rio Piedras, PR                                       6,526,813    249,000              6,400   9,691,020
WPL Associates XIIII
  Portland, OR                                           2,154,625          0         3,721,763     173,781
Broadway Townhouses L.P.
  Camden, NJ                                             10,625,945    163,000         5,120,066  14,430,086
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                             4,025,000          0               0   6,515,965
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                           7,191,027    610,073               0   9,392,721
Sartain School Venture
  Philadelphia, PA                                         1,922,706      3,883      3,486,875     135,012
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                        6,836,778    270,000     7,753,765     345,795
Holly Hill, LTD.
  Greenville, TN                                            1,381,241     50,000       1,631,820     136,568
Mayfair Apartments LTD.
  Morristown, TN                                             1,365,758     50,000      1,614,861     115,684
Foxcroft Apartments
  LTD. Troy, AL                                              1,236,513     75,000      1,382,973     137,462
Canterbury Apartments, LTD.
  Indianola, MS                                               1,419,127     33,000     1,738,871     105,152
Cutler Canal III Associates, LTD.
  Miami, FL                                                   7,677,590  1,269,265             0  12,171,177
Jefferson Place L.P.
  Olathe, KS                                                 11,475,000    531,063    13,477,553      34,416
Callaway Village, LTD.
  Clinton, TN                                                  1,392,762     66,000     1,613,920     121,493
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                                   2,859,346    303,837             0   4,792,365
West 132nd Development Partnership
  New York, NY                                                 1,585,313          0             0   2,641,552
Site H Development Co.
  Brooklyn, NY                                                  695,182          0      1,346,000      44,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                             5,907,405    752,000       693,995   6,417,790
Diamond Phase II Venture
  Philadelphia, PA                                             1,839,349          0             0   4,015,933
Bookbindery Associates
  Philadelphia, PA                                             1,513,396          0             0   3,846,957
The Hamlet, LTD.
  Boynton, FL                                                    8,203,584  1,180,482           0  13,345,845
Stop 22 Limited Partnership
  Santurce, PR                                                   9,100,880          0    4,025,481   7,064,701
Knob Hill Apartments, LTD.
  Greenville, TN                                                    1,469,119     75,085        0   1,837,332
Conifer James Street Associates
  Syracuse, NY                                                    2,364,025     57,034         0   4,522,218
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                                4,010,621         0      7,739,692     231,198
                                                                 --------------------------------------------------------


                                                            $192,128,019  $12,730,274  $183,175,038  $112,293,507
                                                            ===========    ==========    ===========    ===========


                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------  Year of             Latest Income
                                                       Buildings and              Accumulated   Construction/   Date  Statements are
Subsidiary Partnerships' Residential Property   Land    Improvements     Total    Depreciation    Renovation  AcquiredComputed(a)(b)
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------


C.V. Bronx Associates, L.P.             $  1,439,504    $    4,546,211   $ 5,985,715   $ 1,623,598   1990  June 1989   15-27.5 years
  Bronx, NY
Michigan Rural Housing Limited Partnership   148,716   6,147,978     6,296,694      2,478,146       1989   Sept. 1989     27.5 years
  Michigan
Jefferson Limited Partnership                71,786   3,330,768     3,402,554      1,236,384        1990    Dec. 1989    27.5 years
  Schreveport, LA
Inter-Tribal Indian Village Housing
  Development Associates, L.P.                43,429   3,425,306     3,468,735      1,363,336      1989    Oct. 1989     27.5 years
  Providence, RI
RBM Associates                                6,786   1,662,083     1,668,869        430,481       1989    Dec. 1989     40 years
  Philadelphia, PA
Glenbrook Associates                         143,786   2,960,062     3,103,848      1,158,879      1989    Nov. 1989   3-27.5 years
  Atglen, PA
Affordable Flatbush Associates                6,787   2,753,564     2,760,351      1,165,937       1989   Dec. 1989     27.5 years
  Brooklyn, NY
Barclay Village II, LTD.                    211,611   3,933,664     4,145,275      1,631,620       1989    Nov. 1989    5-27.5 years
  Chambersburg, PA
1850 Second Avenue Associates, L.P.         392,457   6,792,148     7,184,605      2,660,649       1989    Nov. 1989     27.5 years
  New York, NY
R.P.P. Limited Dividend Housing              6,786  16,730,322    16,737,108      4,526,804        1989    Nov. 1989   27-31.5 years
  Detroit, MI
Williamsburg Residential II, L.P.          362,484   1,498,332     1,860,816        602,570        1989    Nov. 1989      40 years
  Witchita, KS
West 104th Street Associates, L.P.          6,787   3,026,415     3,033,202      1,035,345         1990   Dec. 1989     27.5 years
  New York, NY
Meredith Apartments, LTD.                  46,787   1,514,292     1,561,079        642,584         1989   Aug. 1989      27.5 years
  Salt Lake City, UT
Ritz Apartments, LTD.                      66,547     676,480       743,027        275,566         1989   Aug. 1989      27.5 years
  Salt Lake City, UT
Ashby Apartments, LTD.                     57,637     729,435       787,072        263,720         1989  Aug. 1989      27.5 years
  Salt Lake City, UT
South Toledo Associates, LTD.              51,677   1,451,696     1,503,373        403,057         1988  Jan. 1990       40 years
  Toledo, OH
Dunlap School Venture                       9,458   4,678,001     4,687,459      1,254,446         1989   Jan. 1990      40 years
  Philadelphia, PA
Philipsburg Elderly Housing Associates      68,101   4,600,369     4,668,470      2,019,742        1990   Feb. 1990   15-27.5 years
  Philipsburg, PA
Franklin Elderly Housing Associates        169,106   2,774,806     2,943,912      1,312,164        1989   Feb. 1990       7-24 years
  Franklin, PA
Wade D. Mertz Elderly Housing Associates    69,106   4,898,094     4,967,200      2,292,432        1989   Feb. 1990     27.5 years
  Sharpsville, PA
Lancashire Towers Associates L.P.          269,106   7,240,035     7,509,141      2,869,014        1989   Feb. 1990      27.5 years
  Cleveland, OH

Northwood Associates Limited Partnership   204,106   4,774,604     4,978,710      1,876,460        1989   Feb. 1990     27.5 years
  Toledo, OH
Brewery Renaissance Associates              81,326   6,325,985     6,407,311      2,256,053        1990   Feb. 1990     27.5 years
  Middletown, NY
Brandywine Court Associates, L.P.           82,106   2,047,061     2,129,167        915,336        1988   Nov. 1989    7-27.5 years
  Jacksonville, FL
Art Apartments Associates                   17,801   2,791,109     2,808,910      1,099,310        1990  Mar. 1990      27.5 years
  Philadelphia, PA
The Village at Carriage Hills, LTD.         90,769   1,822,733     1,913,502        729,138        1990   Mar. 1990     25-40 years
  Clinton, TN
Mountainview Apartments, LTD,               54,024   1,340,533     1,394,557        558,928        1990   Mar. 1990     25-40 years
  Newport, TN
The Park Village, Limited                   48,208     829,017       877,225        343,933        1990   Mar. 1990     25-40 years
  Jackson, MS
River Oaks Apartments, LTD.                 84,446   1,284,944     1,369,390        397,947        1990   Mar. 1990     25-40 years
  Oneonta, AL
Forrest Ridge Apartments, LTD.              40,106   1,079,310     1,119,416        327,042        1990    Mar. 1990    25-40 years
  Forrest City, AR
The Hearthside Limited Dividend Housing
  Associates Limited Partnership           246,656   4,774,967     5,021,623      2,253,122        1990    Mar. 1990   15-27.5 years
  Portage, MI
Redemptorist L.P.                            4,106   6,549,615     6,553,721      2,463,562        1990    Mar. 1990     27.5 years
  New Orleans, LA
Manhattan A Associates                   1,097,065   6,349,252     7,446,317      2,514,434        1990    Apr. 1990     27.5 years
  New York, NY
Broadhurst Willows, L.P.                   106,430   5,240,061     5,346,491      2,522,957        1990    Apr. 1990     10-25 years
  New York, NY
Weidler Associates Limited Partnership     229,106   2,167,003     2,396,109        795,965        1990     May 1990   15-27.5 years
  Portland, OR
Gentle Pines/West Columbia Associates, L.P. 331,756   4,460,591     4,792,347      2,068,023       1990    June 1990     27.5 years
  Columbia, SC
Lake Forest Estates II, LTD.                 25,729   1,240,393     1,266,122        364,232       1990    June 1990    25-40 years
  Livingston, AL
Las Camelias L.P.                           298,878   9,647,542     9,946,420      3,350,017       1990    June 1990    27.5 years
  Rio Piedras, PR
WPL Associates XIIII                          4,106   3,891,438     3,895,544      1,594,173       1990    July 1990    27.5 years
  Portland, OR
Broadway Townhouses L.P.                   167,106  19,546,046    19,713,152      6,592,109        1990    July 1990   27.5 years
  Camden, NJ
Puerto Rico Historic Zone Limited
  Dividend Partnership                     156,842   6,359,123     6,515,965      2,180,252        1990    Aug. 1990  27.5 years
  San Juan, PR
Citrus Meadows Apartments, LTD.            812,609   9,190,185    10,002,794      3,540,429        1990   July 1990    27.5 years
  Brandenton, FL
Sartain School Venture                      7,989   3,617,781     3,625,770        969,711         1990    Aug. 1990   15-40 years
  Philadelphia, PA
Driftwood Terrace Associates, LTD.         274,106   8,095,454     8,369,560      4,057,954        1989   Sept. 1990    27.5 years
  Ft. Lauderdale, FL
Holly Hill, LTD.                            54,106   1,764,282     1,818,388        679,616        1990     Oct. 1990   25-40 years
  Greenville, TN
Mayfair Apartments LTD.                     54,106   1,726,439     1,780,545        500,857        1990    Oct. 1990    25-40 years
  Morristown, TN
Foxcroft Apartments                         79,106   1,516,329     1,595,435        454,406        1990   Oct. 1990     25-40 years
  LTD. Troy, AL
Canterbury Apartments, LTD.                 37,106   1,839,917     1,877,023        547,273        1990   Oct. 1990     25-40 years
  Indianola, MS
Cutler Canal III Associates, LTD.        1,273,507  12,166,935    13,440,442      2,770,727       1990    Oct. 1990     40 years
  Miami, FL
Jefferson Place L.P.                       535,169  13,507,863    14,043,032      9,104,339      1990     Oct. 1990     19 years
  Olathe, KS
Callaway Village, LTD.                     70,106   1,731,307     1,801,413        509,147        1990    Nov. 1990   25-40 years
  Clinton, TN
Commerce Square Apartments Associates L.P. 307,943   4,788,259     5,096,202      1,112,819       1990    Dec. 1990      40 years
  Smyrna, DE
West 132nd Development Partnership          13,106   2,628,446     2,641,552        681,686       1990    Dec. 1990      40 years
  New York, NY
Site H Development Co.                       4,106   1,386,310     1,390,416        553,304       1990    Dec. 1990     27.5 years
  Brooklyn, NY
L.I.H. Chestnut Associates, L.P.           759,229   7,104,556     7,863,785      2,029,730      1990     Dec. 1990      35 years
  Philadelphia, PA
Diamond Phase II Venture                    22,081   3,993,852     4,015,933        941,322      1990     Dec. 1990     40 years
  Philadelphia, PA
Bookbindery Associates                      29,105   3,817,852     3,846,957        915,298     1990      Dec. 1990      40 years
  Philadelphia, PA
The Hamlet, LTD.                         1,184,587  13,341,740    14,526,327      4,547,304     1990     Dec. 1990      27.5 years
  Boynton, FL
Stop 22 Limited Partnership                216,918  10,873,264    11,090,182      3,749,343     1990     Dec. 1990   27.5-31.5 years
  Santurce, PR
Knob Hill Apartments, LTD.                  79,190   1,833,227     1,912,417        512,014     1990  Dec. 1990         25-40 years
  Greenville, TN
Conifer James Street Associates             61,139   4,518,113     4,579,252      1,657,115     1990   Dec. 1990       15-27.5 years
  Syracuse, NY
Longfellow Heights Apartments, L.P.            204    7,970,686    7,970,890      2,079,229     1991    Mar. 1991       15-40 years
  Kansas City, MO                              ----------------------------------------------------------


                                          $12,894,634  $295,304,185 $308,198,819 $108,363,090
                                           ========== ===========   ===========    ===========




(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.



                                              LIBERTY TAX CREDIT PLUS III L.P.
                                                      AND SUBSIDIARIES
                                                        SCHEDULE III
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         Partnership Property Pledged as Collateral
                                                       MARCH 31, 2001
                                                        (continued)



                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                    Year Ended  March 31,
                                   2001             2000               1999            2001               2000              1999
      ----------------------------------------------------------------------------------------------------------------------------


Balance at beginning of period  $307,236,792      $305,871,479      $304,650,887      $97,610,640       $85,609,050      $74,148,437
Additions during period:
Improvements                         980,015         1,423,745         1,342,989
Depreciation expense                                                                   10,763,766        12,020,100       11,466,030
Deductions during period:
Dispositions                         (17,988)          (58,432)         (122,397)         (11,316)          (18,510)         (5,417)
                             ---------------    --------------     -------------   --------------     -------------   --------------
Balance at close of period      $308,198,819      $307,236,792      $305,871,479     $108,363,090       $97,610,640      $85,609,050
                                 ===========       ===========       ===========      ===========        ==========       ==========

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