Form 10-Q
period 2001-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2001-07-23
CIK 843076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        13-3491408
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------            ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212)421-5333

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                ============      ============
                                                  JUNE 30,         MARCH 31,
                                                    2001              2001
                                                ------------      ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $110,990,557 and $108,363,090,
  respectively                                  $197,341,782      $199,835,729
Cash and cash equivalents                          3,765,214         4,905,819
Cash held in escrow                               15,074,013        14,366,977
Deferred costs, net of accumulated
  amortization of $1,998,227
  and $1,937,746, respectively                     3,483,992         3,544,473
Other assets                                       2,441,997         2,310,915
                                                ------------      ------------
Total assets                                    $222,106,998      $224,963,913
                                                ============      ============

                                                ============      ============
                                                  JUNE 30,         MARCH 31,
                                                    2001              2001
                                                ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                          $191,839,269      $192,128,019
Due to debt guarantor                             39,670,103        38,934,738
Accounts payable and other
  liabilities                                     23,865,212        23,884,364
Due to local general partners and
  affiliates                                      16,029,515        15,559,602
Due to general partners and
  affiliates                                       7,168,745         6,869,636
                                                ------------      ------------
Total liabilities                                278,572,844       277,376,359
                                                ------------      ------------

Minority interest                                     38,900           253,252
                                                ------------      ------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
Limited partners (139,101.5 BACs
  issued and outstanding)                        (54,704,242)      (50,903,584)
General Partners                                  (1,800,504)       (1,762,114)
                                                ------------      ------------
Total partners' deficit                          (56,504,746)      (52,665,698)
                                                ------------      ------------
Total liabilities and partners'
  deficit                                       $222,106,998      $224,963,913
                                                ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            ============================
                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                            ---------------------------
                                              2001              2000
                                            ---------------------------
Revenues
Rental income                               $  8,712,605   $  8,408,036
Other                                            490,437        486,970
                                            ------------   ------------
Total revenue                                  9,203,042      8,895,006
                                            ------------   ------------

Expenses
General and administrative                     2,051,174      1,932,760
General and administrative-
  related parties (Note 2)                       916,204        929,551
Operating                                      1,271,223        995,604
Repairs and maintenance                        1,426,531      1,208,791
Real estate taxes                                594,265        586,406
Insurance                                        349,037        317,868
Interest                                       3,803,643      3,832,949
Depreciation and amortization                  2,687,948      2,604,873
                                            ------------   ------------
Total expenses                                13,100,025     12,408,802
                                            ------------   ------------
Loss before minority interest                 (3,896,983)    (3,513,796)
Minority interest in losses of
  subsidiary partnerships                         57,935         33,668
                                            ------------   ------------
Net loss                                     $(3,839,048)   $(3,480,128)
                                            ============   ============

Net loss - limited partners                  $(3,800,658)   $(3,445,327)
                                            ============   ============


Number of BACs outstanding                     139,101.5      139,101.5
                                            ============   ============


Net loss per BAC                            $     (27.32)  $     (24.77)
                                            ============   ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                            ===================================================
                                                LIMITED           GENERAL
                               TOTAL            PARTNERS          PARTNERS
                            ---------------------------------------------------
Partners' deficit -
  April 1, 2001             $(52,665,698)       $(50,903,584)      $(1,762,114)

Net loss                      (3,839,048)         (3,800,658)          (38,390)
                            -------------       -------------      ------------

Partners' deficit -
June 30, 2001               $(56,504,746)       $(54,704,242)      $(1,800,504)
                            =============       =============      ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 =============================
                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                 -----------------------------
                                                     2001             2000
                                                 -----------------------------
Cash flows from operating activities:

Net loss                                         $(3,839,048)      $(3,480,128)

Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:

Depreciation and amortization                      2,687,948         2,604,873
Minority interest in loss of
  subsidiaries                                       (57,935)          (33,668)
(Decrease) increase in accounts
  payable and other liabilities                      (19,152)        1,200,850
Increase in cash held in escrow                     (707,036)         (435,467)
(Increase) decrease in other assets                 (131,082)          371,522
Increase in due to general partners
  and affiliates                                     299,109           279,109
Increase in due to local
  general partners and affiliates                    497,407            89,947
Decrease in due to local general
  partners and affiliates                            (27,494)         (508,341)
Increase in due to debt guarantor                    735,365           707,522
                                                 -----------       -----------

Net cash (used in) provided by
  operating activities                              (561,918)          796,219
                                                 -----------       -----------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                     (133,520)         (268,969)
                                                 -----------       -----------

Net cash used in investing activities               (133,520)         (268,969)
                                                 -----------       -----------

                                                 =============================
                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                 -----------------------------
                                                     2001             2000
                                                 -----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                     (288,750)         (397,977)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 (156,417)         (122,000)
                                                 -----------       -----------

Net cash used in financing activities               (445,167)         (519,977)
                                                 -----------       -----------

Net (decrease) increase in cash
  and cash equivalents                            (1,140,605)            7,273

Cash and cash equivalents at
  beginning of period                              4,905,819         5,124,712
                                                 -----------       -----------

Cash and cash equivalents at
  end of period                                  $ 3,765,214       $ 5,131,985
                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $64,000 and $59,000 for the three months ended June 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partner-ship losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000. However, the operating results for the three months ended June 30, 2001 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                                 ----------------------------
                                                     2001             2000
                                                 ----------------------------
Partnership management fees (a)                  $  358,500        $  358,500
Expense reimbursement (b)                            46,500            49,333
Property management fees incurred
  to affiliates of the General Partners (c)               0            46,918
Local administrative fee (d)                         49,000            33,000
                                                 ----------        ----------
Total general and administrative-
  General Partners                                  454,000           487,751
                                                 ----------        ----------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)                462,204           441,800
                                                 ----------        ----------

Total general and administrative-
  related parties                                $  916,204        $  929,551
                                                 ==========        ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Part-nership management fees owed to the General Partners amounting to approximately $5,960,000 and $5,601,000 were accrued and unpaid at June 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $576,559 and $576,011 for the three months ended June 30, 2001 and 2000, respectively, of which $462,204 and $488,718 for the three months ended June 30, 2001 and 2000, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $0 and $46,918 for the three months ended June 30, 2001 and 2000, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

Through June 30, 2001, the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $306,000 of the purchase price remains to be paid (which includes approximately $282,000 held in escrow).

During the three months ended June 30, 2001, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased approximately $1,141,000. This decrease was attributable to cash used in operating activities (562,000), acquisitions of property and equipment ($134,000), principal payments of mortgage notes payable ($289,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($156,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($2,688,000) and an increase in due to debt guarantor ($735,000).

The Partnership has a working capital reserve of approximately $183,000 at June 30, 2001.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the three months ended June 30, 2001, the amounts received from operations of the Local Partnerships approximated $90,000.

Partnership management fees owed to the General Partners amounting to approximately $5,960,000 and $5,601,000 were accrued and unpaid at June 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2001 and 2000 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve.

Results of operations of the consolidated Local Partnerships for the three months ended June 30, 2001 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to rental rate increases.

Total expenses, excluding operating and repairs and maintenance, remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

Operating increased approximately $276,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to an increase in fuel costs at several Local Partnerships.

Repairs and maintenance increased approximately $218,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to exterior painting at two Local Partnerships, carpet replacement at a third Local Partnership, an increase in snow removal expenses at a fourth Local Partnership and small increases at a fifth and sixth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about
Market Risk

None.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

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

Date:  July 20, 2001

                              By:   /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)

Date:  July 20, 2001

                             By:    /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                     By:  LIBERTY GP III INC.,
                          a General Partner

Date:  July 20, 2001

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Chief Executive Officer
                              (principal executive and financial officer)

Date:  July 20, 2001

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)