Form 10-Q
period 2001-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2001-10-24
CIK 843076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13
-----  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             13-3491408
---------------------------                              -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                        10022
--------------------------------------                   --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    ----

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                      ------------    ------------
                                      SEPTEMBER 30,     MARCH 31,
                                         2001             2001
                                      ------------    ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $113,607,125 and $108,363,090,
  respectively                        $ 194,988,818    $ 199,835,729
Cash and cash equivalents                 3,385,493        4,905,819
Cash held in escrow                      15,771,323       14,366,977
Deferred costs, net of accumulated
  amortization of $2,042,670
  and $1,937,746, respectively            3,439,549        3,544,473
Other assets                              2,407,644        2,310,915
                                      -------------    -------------
Total assets                          $ 219,992,827    $ 224,963,913
                                      =============    =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                       ------------  ------------
                                      SEPTEMBER 30,    MARCH 31,
                                           2001          2001
                                       ------------  ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable              $ 191,011,440    $ 192,128,019
  Due to debt guarantor                  40,940,263       38,934,738
  Accounts payable and other
   liabilities                           25,210,623       23,884,364
  Due to local general partners and
   affiliates                            15,700,385       15,559,602
  Due to general partners and
   affiliates                             7,570,479        6,869,636
                                      -------------    -------------
Total liabilities                       280,433,190      277,376,359
                                      -------------    -------------

Minority interest                          (186,585)         253,252
                                      -------------    -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)              (58,415,783)     (50,903,584)
  General Partners                       (1,837,995)      (1,762,114)
                                      -------------    -------------
Total partners' deficit                 (60,253,778)     (52,665,698)
                                      -------------    -------------
Total liabilities and partners'
  deficit                             $ 219,992,827    $ 224,963,913
                                      =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                 --------------------------------         ----------------------
                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                            SEPTEMBER 30,                      SEPTEMBER 30,
                 --------------------------------         ----------------------
                         2001              2000           2001            2000
                 ---------------------------------------------------------------
Revenues
Rental income         $  8,666,126    $  8,360,100    $ 17,378,731    $ 16,768,136
Other                      621,378         742,641       1,111,815       1,229,611
                      ------------    ------------    ------------    ------------
Total revenue            9,287,504       9,102,741      18,490,546      17,997,747
                      ------------    ------------    ------------    ------------

Expenses
General and
  administrative         1,848,694       1,760,149       3,899,868       3,692,909
General and
  administrative-
  related parties
  (Note 2)                 964,362         995,065       1,880,566       1,924,616
Operating                1,064,746         842,076       2,335,969       1,837,680
Repairs and
  maintenance            1,789,670       1,466,313       3,216,201       2,675,104
Real estate taxes          601,379         595,646       1,195,644       1,182,052
Insurance                  332,949         317,309         681,986         635,177
Interest                 3,852,028       4,110,718       7,655,671       7,943,667
Depreciation and
  amortization           2,661,011       2,705,784       5,348,959       5,310,657
                      ------------    ------------    ------------    ------------
Total expenses          13,114,839      12,793,060      26,214,864      25,201,862
                      ------------    ------------    ------------    ------------

Loss before
  minority interest     (3,827,335)     (3,690,319)     (7,724,318)     (7,204,115)

Minority interest
  in losses of
  subsidiary
  partnerships              78,303          66,717         136,238         100,385
                      ------------    ------------    ------------    ------------
Net loss              $ (3,749,032)   $ (3,623,602)   $ (7,588,080)   $ (7,103,730)
                      ============    ============    ============    ============
Net loss - limited
  partners            $ (3,711,541)   $ (3,587,366)   $ (7,572,199)   $ (7,032,693)
                      ============    ============    ============    ============
Number of BACs
  outstanding            139,101.5       139,101.5       139,101.5       139,101.5
                      ============    ============    ============    ============
Net loss per BAC      $     (26.68)   $     (25.79)   $     (54.00)   $     (50.56)
                      ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                   ------------------------------------------------
                                        LIMITED          GENERAL
                          TOTAL         PARTNERS        PARTNERS
                   ------------------------------------------------
Partners' deficit -
  April 1, 2001       $(52,665,698)   $(50,903,584)   $ (1,762,114)

Net loss                (7,588,080)     (7,512,199)        (75,881)
                      ------------    ------------    ------------

Partners' deficit -
September 30, 2001    $(60,253,778)   $(58,415,783)   $ (1,837,995)
                      ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                        -----------------------------
                                             SIX MONTHS ENDED
                                               SEPTEMBER 30,
                                        -----------------------------
                                             2001            2000
                                        -----------------------------
Cash flows from operating activities:

Net loss                                $ (7,588,080)   $ (7,103,730)

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:

Depreciation and amortization              5,348,959       5,310,657
Minority interest in loss of
  subsidiaries                              (136,238)       (100,385)
Increase  in accounts
  payable and other liabilities            1,326,259       2,322,604
Increase in cash held in escrow           (1,404,346)       (736,158)
(Increase) decrease in other assets          (96,729)        370,648
Increase in due to general partners
  and affiliates                             700,843         639,551
Increase in due to local
  general partners and affiliates            223,555          73,750
Decrease in due to local general
  partners and affiliates                    (82,772)       (647,621)
Increase in due to debt guarantor          2,005,525       2,101,891
                                        ------------    ------------

Net cash provided by operating
  activities                                 296,976       2,231,207
                                        ------------    ------------

Cash flows from investing activities:

Acquisitions of property
  and equipment                             (397,124)       (297,282)
                                        ------------    ------------

Net cash used in investing activities       (397,124)       (297,282)
                                        ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                        -----------------------------
                                             SIX MONTHS ENDED
                                               SEPTEMBER 30,
                                        -----------------------------
                                             2001            2000
                                        -----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                           (1,116,579)    (30,033,652)
Borrowings on mortgage notes                       0      28,910,000
Increase in deferred costs                         0        (495,574)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest         (303,599)       (375,066)
                                        ------------    ------------

Net cash used in financing activities     (1,420,178)     (1,994,292)
                                        ------------    ------------

Net decrease in cash and
  cash equivalents                        (1,520,326)        (60,367)

Cash and cash equivalents at
  beginning of period                      4,905,819       5,124,712
                                        ------------    ------------

Cash and cash equivalents at
  end of period                         $  3,385,493    $  5,064,345
                                        ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $61,000 and $60,000 and $126,000 and $119,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is generally equal to the re-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

spective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and its cash flows for the six months ended September 30, 2001 and 2000. However, the operating results for the six months ended September 30, 2001 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2001 and 2000 were as follows:


                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER  30
                             -----------------------   -----------------------
                                 2001          2000       2001           2000
                             -----------------------   -----------------------
Partnership management
  fees (a)                   $  358,500   $  358,500   $  717,000   $  717,000
Expense reimburse-
  ment (b)                       60,809       73,937      107,309      123,270
Property management
  fees incurred to affili-
  ates of the General
  Partners (c)                        0       45,619            0       92,537
Local administrative
  fee (d)                        49,000       33,000       98,000       66,000
                             ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                      468,309      511,056      922,309      998,807
                             ----------   ----------   ----------   ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)          496,053      484,009      958,257      925,809
                             ----------   ----------   ----------   ----------

Total general and ad-
  ministrative-related
  parties                    $  964,362   $  995,065   $1,880,566   $1,924,616
                             ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $6,318,000 and $5,601,000 were accrued and unpaid at September 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $626,580 and $610,678 and $1,203,139 and $1,186,689 for the three and six months ended September 30, 2001 and 2000, respectively, of which $496,053 and $529,628 and $958,257 and $1,018,346 for the three and six months ended September 30, 2001 and 2000, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $0 and $45,619 and $0 and $92,537 for the three and six months ended September 30, 2001 and 2000, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual report on Form 10-K for the period ended March 31, 2001.

Note 4 - Subsequent Event

On October 4, 2001, the Partnership's Limited Partnership Interest in Northwood Associates Limited Partnership ("Northwood") was sold to an unaffiliated third party purchaser for $180,000, resulting in a loss in the amount of approximately $78,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

Through September 30, 2001, the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $306,000 of the purchase price remains to be paid (which includes approximately $282,000 held in escrow).

During the six months ended September 30, 2001, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased approximately $1,520,000. This decrease was attributable to acquisitions of property and equipment ($397,000), principal payments of mortgage notes payable ($1,117,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($304,000) which exceeded cash provided by operating activities ($297,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,349,000) and an increase in due to debt guarantor ($2,006,000).

The Partnership had working capital reserves of approximately $160,000 at September 30, 2001.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2001, the amounts received from operations of the Local Partnerships approximated $124,000.

Partnership management fees owed to the General Partners amounting to approximately $6,318,000 and $5,601,000 were accrued and unpaid at September 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three and six months ended September 30, 2001 and 2000 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve.

Results of operations of the consolidated Local Partnerships for the three and six months ended September 30, 2001 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for both the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000 primarily due to rental rate increases.

Other income decreased approximately $121,000 and $118,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to a tax rebate received in 2000 for real estate taxes for 1997, 1998, 1999 at one Local Partnership and receipt of insurance proceeds in 2000 for defective siding at a second Local Partnership.

Total expenses, excluding operating and repairs and maintenance, remained fairly consistent with decreases of approximately 2% and less than 1% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

Operating increased approximately $223,000 and $498,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in fuel costs at several Local Partnerships.

Repairs and maintenance increased approximately $323,000 and $541,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to exterior painting at three Local Partnerships, carpet replacement at a fourth Local Partnership, an increase in snow removal expenses at a fifth Local Partnership and interior painting and floor repairs at a sixth Local Partnership.

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

Date:  October 23, 2001

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President and Chief Executive Officer
                          (principal executive and financial officer)

Date:  October 23, 2001

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  October 23, 2001

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President and Chief Executive Officer
                          (principal executive and financial officer)

Date:  October 23, 2001

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)