Form 10-Q
period 2001-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2002-01-28
CIK 843076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


                         Commission File Number 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-3491408
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                               10022
- ----------------------------------------                        --------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                DECEMBER 31,    MARCH 31,
                                                    2001          2001
                                                ------------  ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $116,210,641 and $108,363,090,
  respectively                                  $192,494,289  $199,835,729
Cash and cash equivalents                          4,815,092     4,905,819
Cash held in escrow                               15,313,673    14,366,977
Deferred costs, net of accumulated
  amortization of $2,099,119
  and $1,937,746, respectively                     3,383,100     3,544,473
Other assets                                       2,435,031     2,310,915
                                                 -----------   -----------
Total assets                                    $218,441,185  $224,963,913
                                                 ===========   ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (Continued)

                                                DECEMBER 31,    MARCH 31,
                                                    2001          2001
                                                ------------  ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                        $190,634,777  $192,128,019
  Due to debt guarantor                           41,816,910    38,934,738
  Accounts payable and other
   liabilities                                    25,533,996    23,884,364
  Due to local general partners and
   affiliates                                     15,748,087    15,559,602
  Due to general partners and
   affiliates                                      8,006,100     6,869,636
                                                 -----------   -----------
Total liabilities                                281,739,870   277,376,359
                                                 -----------   -----------

Minority interest                                   (234,577)      253,252
                                                 -----------   -----------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (61,198,010)  (50,903,584)
  General Partners                                (1,866,098)   (1,762,114)
                                                 -----------   -----------
Total partners' deficit                          (63,064,108)  (52,665,698)
                                                 -----------   -----------
Total liabilities and partners'
  deficit                                       $218,441,185  $224,963,913
                                                 ===========   ===========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                    DECEMBER 31,                    DECEMBER 31,
                             ---------------------------    ----------------------------
                                 2001           2000            2001            2000
                             ---------------------------    ----------------------------
Revenues
Rental income                $ 8,704,061    $ 8,638,262     $ 26,082,792     $ 25,406,398
Other                            655,006        583,835        1,766,821        1,813,446
                              ----------     -----------     -----------     -----------
Total revenue                  9,359,067      9,222,097       27,849,613       27,219,844
                              ----------     -----------     -----------     -----------

Expenses
General and
  administrative               1,762,808      1,723,022        5,662,676        5,415,931
General and
  administrative-
  related parties
  (Note 2)                       918,585        922,524        2,799,151       2,847,140
Operating                        882,455        838,634        3,218,424       2,676,314
Repairs and
  maintenance                  1,382,307      1,483,840        4,598,508       4,158,944
Real estate taxes                575,559        556,475        1,771,203       1,738,527
Insurance                        294,012        315,814          975,998         950,991
Interest                       3,725,021      3,864,705       11,380,692      11,808,372
Depreciation and
  amortization                 2,675,611      2,625,074        8,024,570       7,935,731
                              ----------     -----------     -----------     -----------
Total expenses                12,216,358     12,330,088       38,431,222      37,531,950
                              ----------     -----------     -----------     -----------
Loss before
  minority interest           (2,857,291)    (3,107,991)     (10,581,609)    (10,312,106)
Minority interest
  in losses of
  subsidiary
  partnerships                    46,961         38,830          183,199         139,215
                              ----------     -----------     -----------     -----------
Net loss                     $(2,810,330)   $ (3,069,161)   $(10,398,410)   $(10,172,891)
                              ==========     ===========     ===========     ===========

Net loss - limited
  partners                   $(2,782,227)   $ (3,038,469)   $(10,294,426)   $(10,071,162)
                              ==========     ===========     ===========     ===========

Number of BACs
  outstanding                  139,101.5       139,101.5      139,101,.5       139,101.5
                              ==========     ===========     ===========     ===========

Net loss per BAC             $    (20.01)   $     (21.84)   $     (74.01)   $     (72.40)
                              ==========     ===========     ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                               LIMITED          GENERAL
                               TOTAL          PARTNERS         PARTNERS
                           ----------------------------------------------
Partners' deficit -
  April 1, 2001            $(52,665,698)    $(50,903,584)    $(1,762,114)

Net loss -
 nine months ended
 December 31, 2001          (10,398,410)     (10,294,426)       (103,984)
                            -----------      -----------      ----------

Partners' deficit -
December 31, 2001          $(63,064,108)    $(61,198,010)    $(1,866,098)
                            ===========      ===========      ==========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     NINE MONTHS ENDED
                                                        DECEMBER 31,
                                              --------------------------------
                                                   2001              2000
                                              --------------------------------
Cash flows from operating activities:

Net loss                                      $(10,398,410)      $(10,172,891)

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:

Depreciation and amortization                    8,024,570          7,935,731
Minority interest in loss of
  subsidiaries                                    (183,199)          (139,215)
Increase  in accounts
  payable and other liabilities                  1,649,632          2,259,707
Increase in cash held in escrow                   (986,494)        (1,164,182)
(Increase) decrease in other assets               (124,116)           143,368
Increase in due to general partners
  and affiliates                                 1,136,464          1,042,133
Increase in due to local
  general partners and affiliates                  289,423            440,937
Decrease in due to local general
  partners and affiliates                         (100,938)          (785,755)
Increase in due to debt guarantor                2,882,172          3,269,095
                                                ----------         ----------

Net cash provided by operating
  activities                                     2,189,104          2,828,928
                                                ----------         ----------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                   (521,757)          (630,338)
Decrease in cash held in escrow for
  real estate investments                           39,798                  0
                                                ----------         ----------

Net cash used in investing activities             (481,959)          (630,338)
                                                ----------         ----------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                      NINE MONTHS ENDED
                                                         DECEMBER 31,
                                               -------------------------------
                                                   2001              2000
                                               -------------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                 (1,493,242)       (30,486,405)
Borrowings on mortgage notes                             0         28,910,000
Increase in deferred costs                               0           (495,574)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest               (304,630)          (375,334)
                                                ----------         ----------

Net cash used in financing activities           (1,797,872)        (2,447,313)
                                                ----------         ----------

Net decrease in cash and
  cash equivalents                                 (90,727)          (248,723)

Cash and cash equivalents at
  beginning of period                            4,905,819          5,124,712
                                                ----------         ----------

Cash and cash equivalents at
  end of period                                $ 4,815,092        $ 4,875,989
                                                ==========         ==========

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries") in which the Partnership holds a 98% limited partnership interest and 1 subsidiary partnership in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $47,000 and $52,000 and $173,000 and $171,000 for the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is generally equal to the re-

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001
                                  (Unaudited)


spective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and its cash flows for the nine months ended December 31, 2001 and 2000. However, the operating results for the nine months ended December 31, 2001 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001
                                  (Unaudited)


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 61 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                      DECEMBER 31,               DECEMBER 31,
                                 ---------------------    -------------------------
                                    2001        2000         2001         2000
                                 ---------------------    -------------------------
Partnership management
  fees (a)                        $358,500    $358,500    $1,075,500    $1,075,500
Expense reimburse-
  ment (b)                          57,500      70,958       164,809       194,228
Property management
  fees incurred to affili-
  ates of the General
  Partners (c)                           0      44,392             0       136,929
Local administrative
  fee (d)                           49,000      33,000       147,000        99,000
                                   -------     -------     ---------     ---------
Total general and ad-
  ministrative-General
  Partners                         465,000     506,850     1,387,309     1,505,657
                                   -------     -------     ---------     ---------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)             453,585     415,674     1,411,842     1,341,483
                                   -------     -------     ---------     ---------

Total general and ad-
  ministrative-related
  parties                         $918,585    $922,524    $2,799,151    $2,847,140
                                   =======     =======     =========     =========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001
                                  (Unaudited)


their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $6,677,000 and $5,601,000 were accrued and unpaid at December 31, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $570,209 and $544,914 and $1,773,348 and $1,731,603 for the three and nine months ended December 31, 2001 and 2000, respectively, of which $453,585 and $460,066 and $1,411,842 and $1,478,412 for the three and nine months ended December 31, 2001 and 2000, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners were $0 and $44,392 and $0 and $136,929 for the three and nine months ended December 31, 2001 and 2000, respectively, which were also incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001
                                  (Unaudited)


Note 3 - Sale of Property

On October 4, 2001, the Partnership's limited partnership interest in Northwood Associates Limited Partnership ("Northwood") was sold to an unaffiliated third party purchaser for $180,000 and the assumption of the mortgage note, resulting in a gain in the amount of approximately $40,000 which the Partnership will recognize in the fiscal quarter ending March 31, 2002.

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

Through December 31, 2001, the Partnership has invested all of the net proceeds in 62 Local Partnerships. Approximately $260,000 of the purchase price remains to be paid (which includes approximately $242,000 held in escrow). Approximately $46,000 ($40,000 from escrow) was released during the quarter.

During the nine months ended December 31, 2001, cash and cash equivalents of the Partnership and its 62 consolidated Local Partnerships decreased approximately $91,000. This decrease was attributable to acquisitions of property and equipment ($522,000), principal payments of mortgage notes payable ($1,493,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($305,000) which exceeded cash provided by operating activities ($2,189,000) and a decrease of cash held in escrow for real estate investments ($40,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($8,025,000) and an increase in due to debt guarantor ($2,882,000).

The Partnership had working capital reserves of approximately $122,000 at December 31, 2001.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2001, the amounts received from operations of the Local Partnerships approximated $136,000.

Partnership management fees owed to the General Partners amounting to approximately $6,677,000 and $5,601,000 were accrued and unpaid at December 31, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The

General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of the Partnership's sale of property see Note 3 to the financial statements.

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

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended December 31, 2001 and 2000 consisted primarily of (i) the results of the Partnership's investment in the consolidated Local Partnerships and (ii) interest income earned on the working capital reserve.

Results of operations of the consolidated Local Partnerships for the three and nine months ended December 31, 2001 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and 3% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000 primarily due to rental rate increases.

Other income increased approximately $71,000 for the three months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to the receipt of escrow interest at a one Local Partnership.

Total expenses, excluding operating and repairs and maintenance, remained fairly consistent with decreases of less than 1% for both the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

Operating expenses increased approximately $542,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to an increase in fuel costs at several Local Partnerships.

Repairs and maintenance expenses increased approximately $440,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to interior and exterior painting at three Local Partnerships.

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

        (a) Exhibits - None

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

Date: January 28, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President and Chief Executive Officer
                          (principal executive and financial officer)

Date: January 28, 2002

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date: January 28, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date: January 28, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)