Form 10-K
period 2002-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2002-06-27
CIK 843076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             13-3491408
---------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

625 Madison Avenue, New York, New York                         10022
----------------------------------------                     ----------
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

                                     PART I

Item 1.  Business.

General
-------

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates IV, L.P. ("Liberty Associates"), the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit") ("Rehabilitation Projects"; and together with the Apartment Complexes, the"Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the Partnership interests in the Local Partnership. As of March 31, 2002 the Partnership has disposed of one of its 62 original properties. As of March 31, 2002, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in the remaining 61 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates is the special limited partner in all of the Local Partnerships. Liberty Associates has certain rights and obligations in its role as special limited partner which permit this affiliate of the registrant to exercise control over the management and policies of the Local Partnerships.

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

3. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposition of Properties.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Housing Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during the 15-year period (the "Compliance Period") commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (1) the Partnership ceases to meet qualification requirements , (2) there is a decrease in the qualified basis of the property, or (3) there is a reduction in the taxpayer's interest in the property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership continues to meet its primary objective of generating Housing Tax Credits. The Partnership generated Housing Tax Credits of approximately $8,019,000, $15,786,000 and $19,534,000 during the tax years 2001, 2000 and 1999 respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

Cash distributions received from the Local Partnerships have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

There can be no assurance that the Partnership will continue to achieve its investment objectives in the future.

Certain Subsidiary Partnerships are the beneficiaries of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development ("HUD") subsidizes the amount of rent that the Subsidiary Partnership earns. Pursuant to those subsidy agree-ments, the Subsidiary Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Subsidiary Partnerships from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence without HUD's approval.

In order for certain Subsidiary Partnerships to qualify for the section 421A program ("Section 421A Program") and the inclusionary zoning program ("Inclusionary Zoning Program"), they must comply with certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants' incomes, the obligation to operate the property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain Subsidiary Partnerships obtain grants from local authorities to fund construction costs of the properties and in order to qualify must maintain the low-income nature of the property, among other provisions.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 20% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2.  Properties.

As of March 31, 2002 the Partnership held a 98% limited partnership interest in 60 Local Partnerships and a 26.46% limited partnership interest in 1 Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 61 Local Partnerships own 65 apartment complexes. During the year ended March 31, 2002, the Partnership sold its Limited Partnership Interest in one Local Partnership, Northwood Associates Limited Partnership (the "Sold Asset"). Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the properties, may be found in Item 14. Schedule III.

                           Local Partnership Schedule
                           --------------------------

Name and Location                                                                      % of Units Occupied  at  May 1,
                                                                                       -------------------------------
(Number of Units)                                Date Acquired            2002          2001         2000          1999       1998
-----------------                                -------------            ----          ----         ----          ----       ----
C.V. Bronx Associates, L.P./
   Gerald Gardens
   Bronx, NY  (121)                              June 1989                 98            95           98            98           97
Michigan Rural Housing
   Limited Partnership
   Michigan  (192)(a)                            September 1989            86            96           90            94           98
Jefferson Limited Partnership
   Schreveport, LA  (69)                         December 1989             99            92           96            93          100
Inter-Tribal Indian Village Housing
   Development Associates, L.P.
   Providence, RI  (36)                          October 1989             100           100          100           100           97
RBM Associates/Spring Garden
   Philadelphia, PA  (8)                         December 1989            100            89           89           100          100
Glenbrook Associates
   Atglen, PA  (35)                              November 1989            100           100          100            97          100
Affordable Flatbush Associates
   Brooklyn, NY  (30)                            December 1989             97            93          100            93          100
Barclay Village II, LTD.
   Chambersburg, PA  (87)                        November 1989             99            99           97            98           95
1850 Second Avenue Associates, L.P.
   New York, NY  (48)                            October 1989              98           100          100           100          100
R.P.P. Limited Dividend Housing/
   River Place
   Detroit, MI  (301)                            November 1989             94            97           98            98           98
Williamsburg Residential II, L.P.
   Wichita, KS  (50)                             November 1989             91            93           64            90           76
West 104th Street Associates L.P.
   New York, NY  (56)                            December 1989            100           100          100           100          100
Meredith Apartments, LTD.
   Salt Lake City, UT  (22)                      August 1989               86           100           91           100          100
Ritz Apartments, LTD.
   Salt Lake City, UT  (30)                      August 1989               97            83           90           100          100
Ashby Apartments, LTD.
   Salt Lake City, UT  (27)                      August 1989               89            89           85            96           93
South Toledo Associates, LTD.
   Toledo, OH  (18)                              January 1990              89           100          100            94           94
Dunlap School Venture
   Philadelphia, PA  (35)                        January 1990              91           100          100            97           97
Philipsburg Elderly Housing
   Associates
   Philipsburg, PA  (103)                        February 1990             98            95           96            97           97

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

Name and Location                                                                      % of Units Occupied  at  May 1,
                                                                                       -------------------------------
(Number of Units)                                Date Acquired            2002          2001         2000          1999       1998
-----------------                                -------------            ----          ----         ----          ----       ----
Franklin Elderly Housing
   Associates
   Franklin, PA  (89)                            February 1990             100           100          100           100           99
Wade D. Mertz Elderly Housing
   Associates
   Sharpsville, PA  (103)                        February 1990              98            99           98           100           98
Lancashire Towers Associates
   Limited Partnership
   Cleveland, OH  (240)                          February 1990             100            92           92            96          100
Northwood Associates Limited
   Partnership
   Toledo, OH  (176)                             February 1990             (b)            85           97            94           95
Brewery Renaissance Associates
   Middletown, NY  (53)                          February 1990             100           100           96            98           94
Brandywine Court Associates, L.P.
   Jacksonville, FL  (52)                        November 1989              96            87           90            92           94
Art Apartments Associates
   Philadelphia, PA  (30)                        March 1990                100           100           90           100          100
The Village at Carriage Hills, LTD.
   Clinton, TN  (48)                             March 1990                100           100          100            96          100
Mountainview Apartments, LTD.
   Newport, TN  (34)                             March 1990                100           100          100            97          100
The Park Village, Limited
   Jackson, MS  (24)                             March 1990                100           100          100           100          100
River Oaks Apartments, LTD.
   Oneonta, AL  (35)                             March 1990                100           100           97            97           94
Forrest Ridge Apartments, LTD.
   Forrest City, AR  (25)                        March 1990                100           100          100           100          100
The Hearthside Limited Dividend
   Housing Association Limited
   Partnership
   Portage, MI  (101)                            March 1990                 98            97           91           100           97
Redemptorist Limited Partnership
   New Orleans, LA  (126)                        March 1990                 88            94           91            94           95
Manhattan A Associates
   New York,  NY  (99)                           April 1990                 98            97           98            98           99
Broadhurst Willows, L.P.
   New York, NY  (129)                           April 1990                 99            98           95            97           97
Weidler Associates Limited
   Partnership
   Portland, OR  (52)                            May 1990                   98            94           98           100          100
Gentle Pines-West Columbia
   Associates, L.P.
   Columbia, SC  (150)                           June 1990                  95            99           89            98           97
Lake Forest Estates II, LTD.
   Livingston, AL  (32)                          June 1990                  87           100          100           100           97
Las Camelias Limited Partnership
   Rio Piedras, PR  (166)                        June 1990                 100            99           92            97           97

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

Name and Location                                                                      % of Units Occupied  at  May 1,
                                                                                       -------------------------------
(Number of Units)                                Date Acquired            2002          2001         2000          1999       1998
-----------------                                -------------            ----          ----         ----          ----       ----
WPL Associates XXIII
   Portland, OR  (48)                            July 1990                  97            98           90            97           96
Broadway Townhouses L.P.
   Camden, NJ  (175)                             July 1990                  99            99          100           100          100
Puerto Rico Historic Zone Limited
   Dividend Partnership
   San Juan, PR  (67)                            August 1990                99            99           97           100           96
Citrus Meadows Apartments, LTD.
   Brandenton, FL  (200)                         July 1990                  95            96           92            88           94
Sartain School Venture
   Philadelphia, PA  (35)                        August 1990                97            97          100            91          100
Driftwood Terrace Associates, LTD.
   Ft. Lauderdale, FL  (176)                     September 1990             98            99           99           100          100
Holly Hill, LTD.
   Greenville, TN  (46)                          October 1990               98            98          100            98          100
Mayfair Apartments LTD.
   Morristown, TN  (48)                          October 1990               89           100          100            96          100
Foxcroft Apartments LTD.
   Troy, AL  (48)                                October 1990               77            94          100            98          100
Canterbury Apartments, LTD.
   Indianola, MS  (48)                           October 1990               96            94          100            98           90
Cutler Canal III Associates, LTD.
   Miami, FL  (262)                              October 1990               98            99           99            98           96
Jefferson Place L.P.
   Olathe, KS  (352)                             October 1990               90            96           98            97           95
Callaway Village, LTD.
   Clinton, TN  (46)                             November 1990              89            96          100            93          100
Commerce Square Apartments
   Associates L.P.
   Smyrna, DE  (80)                              December 1990              95            98           96            96           95
West 132nd Development
   Partnership
   New York, NY  (40)                            December 1990             100           100           97           100          100
Site H Development Co.
   Brooklyn, NY  (11)                            December 1990             100            93          100            93          100
L.I.H. Chestnut Associates, L.P.
   Philadelphia, PA  (78)                        December 1990              95            86           94            97           96
Diamond Phase II Venture
   Philadelphia, PA  (32)                        December 1990              97            96           91           100          100
Bookbindery Associates
   Philadelphia, PA  (41)                        December 1990              95            98           95           100           93
The Hamlet, LTD.
   Boynton Beach, FL  (240)                      December 1990              90            96           95            89           97
Stop 22 Limited Partnership
   Santurce, PR  (153)                           December 1990              99            98           99            99           99
Knob Hill Apartments, LTD.
   Greenville, TN  (48)                          December 1990              98           100          100           100          100

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

Name and Location                                                                      % of Units Occupied  at  May 1,
                                                                                       -------------------------------
(Number of Units)                                Date Acquired            2002          2001         2000          1999       1998
-----------------                                -------------            ----          ----         ----          ----       ----
Conifer James Street Associates
   Syracuse, NY  (73)                            December 1990              94            92           97            79           91
Longfellow Heights Apartments, L.P.
   Kansas City, MO  (104)                        March 1991                 92            96           99            94           95

(a)  Consists of five apartment complexes located throughout Michigan.

(b) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002 (see Note 10 in Item 8. Financial Statements and Supplemental Data).


The General Partners have generally required, in connection with the Partnership's investments in the Local Partnerships, that the general partners of each Local Partnership (the "Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization ("Guarantee Period"). In each case, the operating deficits have been funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $17,600,000 had expired as of March 31, 2002. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees are secured by letters of credit and/or cash escrow deposits.

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

As of May 15, 2002, the Partnership has approximately 9,078 registered holders of an aggregate of 139,101.5 BACs.

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

However, the Partnership has made no distributions to BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                        Year Ended March 31,
                                           ----------------------------------------------------------------------------
OPERATIONS                                     2002            2001            2000            1999            1998
----------                                 ----------------------------------------------------------------------------
Revenues                                   $36,841,341     $37,266,093     $35,444,349     $36,122,840     $33,735,906
Operating expenses                         (51,253,195)    (51,522,177)    (51,605,028)    (51,078,523)    (50,778,124)
                                          ------------    ------------    ------------    ------------    ------------
Loss before minority interest and
   extraordinary gain                      (14,411,854)    (14,256,084)    (16,160,679)    (14,955,683)    (17,042,218)
Minority interest in loss of subsidiary
   partnerships                                218,421         208,775         214,105         259,094         154,367
Extraordinary item-forgiveness on
   indebtedness income                       2,156,560               0               0               0       1,045,627
                                          ------------    ------------    ------------    ------------    ------------
Net loss                                  $(12,036,873)   $(14,047,309)   $(15,946,574)   $(14,696,589)   $(15,842,224)
                                          ============    ============    ============    ============    ============
Net loss - limited partners               $(11,916,504)   $(13,906,836)   $(15,787,108)   $(14,549,623)   $(15,683,802)
                                          ============    ============    ============    ============    ============
Net loss per BAC                          $     (85.67)   $     (99.98)   $    (113.49)   $    (104.60)   $    (112.75)
                                          ============    ============    ============    ============    ============

                                                                        Year Ended March 31,
                                           ----------------------------------------------------------------------------
FINANCIAL POSITION                             2002            2001            2000            1999            1998
------------------                         ----------------------------------------------------------------------------
Total assets                              $212,833,322    $224,963,913    $235,131,327    $245,335,047    $256,800,296
                                          ============    ============    ============    ============    ============
Total liabilities                         $277,364,748    $277,376,359    $272,523,628    $266,334,183    $262,594,185
                                          ============    ============    ============    ============    ============
Minority interest                         $    171,145    $    253,252    $  1,226,088    $  1,672,679    $  2,181,337
                                          ============    ============    ============    ============    ============
Total partners' deficit                   $(64,702,571)   $(52,665,698)   $(38,618,389)   $(22,671,815)    $(7,975,226)
                                          ============    ============    ============    ============    ============

During the years ended March 31, 1998 through 2002, total assets decreased primarily due to depreciation, partially offset by net addition to property and equipment. During the years ended March 31, 1998 through 2002, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

                  Selected Quarterly Financial Date (Unaudited)

                                              June 30,     September 30,   December 31,      March 31,
                                                2001           2001           2001             2002
                                             ----------   --------------- --------------    ------------
Revenues                                  $  9,203,042    $  9,287,504    $  9,359,067    $  8,991,728
Operating expenses                          13,100,025      13,114,839      12,216,358      12,821,973
                                          ------------    ------------    ------------    ------------
Loss before minority interest and
   extraordinary gain                       (3,896,983)     (3,827,335)     (2,857,291)     (3,830,245)

Minority interest in loss of subsidiary
   partnerships                                 57,935          78,303          46,961          35,222
Extraordinary item - forgiveness of
   indebtedness income                               0               0               0       2,156,560
                                          ------------    ------------    ------------    ------------
Net loss                                  $ (3,839,048)   $ (3,749,032)   $ (2,810,330)   $ (1,638,463)
                                          ============    ============    ============    ============
Net loss - limited partnership
                                          $ (3,800,658)   $ (3,711,541)   $ (2,782,227)   $ (1,622,078)
                                          ============    ============    ============    ============
Net loss per BAC                          $     (27.32)   $     (26.68)   $     (20.01)   $     (11.66)
                                          ============    ============    ============    ============

                                              June 30,     September 30,   December 31,      March 31,
                                                2000           2000           2000             2001
                                             ----------   --------------- --------------    ------------
Revenues                                  $  8,895,006    $  9,102,741    $  9,222,097    $ 10,046,249
Operating expenses                          12,408,802      12,793,060      12,330,088      13,990,227
                                          ------------    ------------    ------------    ------------
Loss before minority interest and
   extraordinary gain                       (3,513,796)     (3,690,319)     (3,107,991)     (3,943,978)

Minority interest in loss of subsidiary
   partnerships                                 33,668          66,717          38,830          69,560
                                          ------------    ------------    ------------    ------------
Net loss                                  $ (3,480,128)   $ (3,623,602)   $ (3,069,161)   $ (3,874,418)
                                          ============    ============    ============    ============
Net loss - limited partnership            $ (3,445,327)   $ (3,587,366)   $ (3,038,469)   $ (3,835,674)
                                          ============    ============    ============    ============
Net loss per BAC                          $     (24.77)   $     (25.79)   $     (21.84)   $     (27.58)
                                          ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Through March 31, 2002, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships, of which approximately $260,000 remains to be paid including approximately $242,000 held in escrow. During the year ended March 31, 2002, the Partnership sold its Limited Partnership Interest in one Local Partnership.

During the year ended March 31, 2002, the Partnership's primary source of funds included (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

For the year ended March 31, 2002, cash and cash equivalents of the Partnership and its 62 consolidated Subsidiary Partnerships increased by approximately $1,199,000. This increase was attributable to an increase in cash provided by operating activities ($4,003,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($136,000), proceeds from sale of property in excess of costs related to sale ($26,000), a net increase in due to Local General Partners and affiliates relating to investing and financing activities ($294,000), an increase in advances from debt guarantor ($895,000) and a decrease in cash held in escrow for real estate investments relating to investing activities ($40,000) which exceeded acquisition of property and equipment ($1,260,000), repayments on mortgage notes ($2,758,000), a decrease in cash held in escrow for investing activities ($176,000) and an increase in deferred costs ($2,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of $10,839,000, loss on sale of property ($84,000), forgiveness of debt ($2,157,000) and an increase in due to debt guarantor in the amount of $3,029,000.

The Partnership has an unconsolidated working capital reserve of approximately $60,000 at March 31, 2002.

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to assess BACs holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partnership to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be additional third party debt financing (which may not be available if, as expected, the Property owned by the Local Partnership is already substantially leveraged or, as in the case of the New York program properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Property and result in adverse tax consequences to the BACs holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a Property is uncertain. If such sources are not available, such Local Partnership would risk foreclosure on its Property if it was unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of such Local Partnership to refinance its underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the Compliance Period with respect to such Local Partnership's Property.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2002, 2001 and 2000, the amounts received from operations of the Local Partnerships were approximately $216,000, $239,000 and $151,000, respectively.

Partnership management fees owed to the General Partners amounted to approximately $7,035,000 and $5,601,000 were accrued and unpaid at March 31, 2002 and 2001. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of the offering in 62 Local Partnerships, one of which has been sold and twenty-four of which have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the Property during the remainder of the Credit Period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the Property on the market which is not included in the financial statement carrying amount.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2002, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2002.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2002, 2001 and 2000 ("Fiscal 2001", "Fiscal 2000" and "Fiscal 1999", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The net loss for the 2001, 2000 and 1999 Fiscal Years totaled $12,036,873, $14,047,309 and $15,946,574, respectively.

2001 vs. 2000
-------------

Rental income increased approximately 2% for Fiscal 2001 as compared to Fiscal 2000. Excluding the Sold Asset, rental income increased approximately 3%, primarily due to rental rate increases.

Other income decreased approximately $1,003,000 for Fiscal 2001 as compared to Fiscal 2000, primarily due to a mortgage refinancing in 2000 at one Local Partnership, a tax refund in 2000 at a second Local Partnership, and the write-off of old receivables in 2000 at a third Local Partnership.

Total expenses, remained fairly consistent with a decrease of approximately 1% for Fiscal 2001 as compared to Fiscal 2000. Excluding the Sold Asset, total expenses increased less than 1%.

2000 vs. 1999
-------------

Rental income increased approximately 3% for Fiscal 2000 as compared to Fiscal 1999, primarily due to rental rate increases.

Other income increased approximately $687,000 for Fiscal 2000 as compared to Fiscal 1999, primarily due to a mortgage refinancing at one Local Partnership, a tax refund at a second Local Partnership, write off of old receivables at a third Local Partnership and water and sewer reimbursements from the tenants at a fourth and fifth Local Partnership.

Total expenses, excluding general and administrative-related parties and depreciation and amortization, remained fairly consistent with an increase of approximately 2% for Fiscal 2000 as compared to Fiscal 1999.

General and administrative-related parties increased approximately $300,000 for Fiscal, 2000 as compared to Fiscal 1999, primarily due to an increase in property management fees incurred to affiliates of the Local General Partners.

Depreciation and amortization decreased approximately $1,236,000 for Fiscal 2000 as compared to Fiscal 1999, primarily due to auditors adjustment at one Local Partnership.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------

River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $42,858,984, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2002. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2002 and 2001. The net loss after minority interest for River Place amounted to approximately $3,190,000, $3,795,000 and $3,822,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------

The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and has a working capital deficit that increased approximately $90,000 during the year ended December 31, 2001. Furthermore, Brandywine's management anticipates that the property will need a new roof in the near future, the cost of which is expected to exceed $100,000. Brandywine's management plans to meet with Jacksonville Housing Authority Housing Assistance Division and United States Department of Housing and Urban Development in an effort to obtain financial relief for Brandywine. There can be no assurance that such relief will be obtained. In view of these matters, there is substantial doubt as to Brandywine's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2002 and 2001. The net loss after minority interest for Brandywine amounted to approximately $161,000, $143,000 and $105,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------

At December 31, 2001 and 2000, Jefferson's current liabilities exceeded its current assets by over $18,000 and $7,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $17,763 and $17,918 of current liabilities at December 31, 2001 and 2000, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2001. The Partnership's investment in Jefferson was approximately $263,000 and $413,000 at March 31, 2002 and 2001, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $150,000, $105,000, and $149,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------

The financial statements for Manhattan A have not been audited for the 2001 Fiscal Year. In August 2001 the Local General Partner of Manhattan A was replaced as the managing agent. The auditors for Manhattan A have been unable to obtain all the books and records to complete the audit. The Partnership is in the process of replacing the Local General Partner.

Other Subsidiary Partnerships
-----------------------------

Four of the Subsidiary Partnerships are leasing the land on which the Properties are located for terms ranging from 28 to 99 years. The leases for these Properties are noncancelable. At December 31, 2001, those Subsidiary Partnerships were committed to minimum annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,633,863 in total thereafter.

Other
-----

The Partnership's investments in the Local Partnerships are subject to the risks incident to management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

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

Item 8. Financial Statements and Supplementary Data.
                                                                     Sequential
                                                                        Page
                                                                     ----------

(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                     19

        Consolidated Balance Sheets at March 31, 2002 and 2001          148

        Consolidated Statements of Operations for the Years
        Ended March 31, 2002, 2001 and 2000                             149

        Consolidated Statements of Changes in Partners'
        Deficit for the Years Ended March 31, 2002, 2001 and 2000       150

        Consolidated Statements of Cash Flows for the Years
        Ended March 31, 2002, 2001 and 2000                             151

        Notes to Consolidated Financial Statements                      153

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 2001, 2000 and 1999) subsidiary partnerships whose losses aggregated $10,083,257, $12,004,389 and $12,717,054 of the Partnership's net loss for the 2001, 2000 and 1999 Fiscal Years, respectively, and whose assets constituted 96% of the Partnership's assets at March 31, 2002 and 2001, respectively, presented in the accompanying consolidated financial statements. The financial statements of 60 (Fiscal 2001) and 61 (Fiscal 2000 and 1999) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 2001) subsidiary partnership was unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships' net losses aggregated $3,351,069 (Fiscal
2001), $3,938,903 (Fiscal 2000) and $3,926,774 (Fiscal 1999), and their assets aggregated $14,257,189 and $14,543,105 at March 31, 2002 and 2001, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 25, 2002

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of C.V. Bronx Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of C.V. Bronx Associates, L.P., as of December 31, 2000, were audited by other auditors whose report dated February 2, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.

February 1, 2002

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

February 2, 2001

[Letterhead of THEO CARSON & ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I have conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan

January 28, 2002

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

February 3, 2001

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 2001 and December 31, 2000, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2001 and December 31, 2000 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
February 6, 2002
Shreveport, Louisiana

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

[Letterhead of DAMIANO & BURK]

INDEPENDENT AUDITORS' REPORT

To the Partners

Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2001, and the related statements of operations and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2001 and the results of its operations and the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control and reports dated January 15, 2002 on its compliance with specific requirements applicable to non-major HUD programs. These reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 13-19 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Inter-Tribal Indian Village Housing Development Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island

January 15, 2002

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

/s/ Paul Damiano CPA PC
Lincoln, Rhode Island

January 18, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
RBM Associates

We have audited the accompanying balance sheets of RBM Associates as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RBM Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 25, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report for the year ended December 31, 2001, dated January 25, 2002, on our consideration of RBM Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland

January 25, 2002

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

January 25, 2001

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates
Lancaster, Pennsylvania

Rural Development
Allentown, Pennsylvania

We have audited the accompanying balance sheets of Glenbrook Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2002 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 16 through 19 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania

January 14, 2002

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

January 16, 2001

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheets of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 2001 and December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey

March 1, 2002

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

/s/ J.R. Lupo
Verona, New Jersey
March 1, 2001

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated February 6, 2002, on our consideration of Barclay Village II, Ltd.'s internal control, and reports dated February 6, 2002, on its compliance with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and specific requirements applicable to Fair Housing and Nondiscrimination.

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

February 6, 2002

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

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of 1850 Second Avenue Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2000, were audited by other auditors whose report, dated January 25, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants
New York, N.Y.

January 26, 2002

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

January 25, 2001

[Ernst & Young Letterhead]

Report of Independent Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheets of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6, the Partnership has been unable to generate sufficient cash flow to meet its debt service requirements and is in default under those obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
West Palm Beach, Florida

January 31, 2002

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

/s/ Ernst & Young LLP
West Palm Beach, Florida

January 31, 2001

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheet of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2001, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 13, 2002

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

March 16, 2001

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2001 and December 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
March 1, 2002

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

/s/ J.R. Lupo
Verona, New Jersey
March 1, 2001

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 14, 2002

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 24, 2001

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 14, 2002

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 19, 2001

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 14, 2002

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 19, 2001

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2001, and the related statements of profit and loss (HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 8, 2002, on our consideration of the Partnership's internal controls and a report dated January 8, 2002, on its compliance with laws and regulations.

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

January 8, 2002
Carmel, Indiana

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana

January 7, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dunlap School Venture

We have audited the accompanying balance sheet of Dunlap School Venture as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dunlap School Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated January 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits CONTAINED IN GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report for the year ended December 31, 2001, dated February 1, 2002, on our consideration of Dunlap School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland

February 1, 2002

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

January 13, 2001

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 18, 2002 on our consideration of internal controls over financial reporting of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 15-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company

Portland, Maine
January 18, 2002

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

January 18, 2001

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 18, 2002 on our consideration of internal controls over financial reporting of Franklin Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 15-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine

January 18, 2002

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

January 25, 2001

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 18, 2002 on our consideration of internal controls over financial reporting of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 15-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine

January 18, 2002

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

January 26, 2001

[Letterhead of BICK FREDMAN & CO]

Independent Auditor's Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 2001 and 2000, and the related statement of income, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2002 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated January 11, 2002 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Bick Fredman & Co
Cleveland, Ohio
January 11, 2002

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

/s/ Bick Fredman & Co
Cleveland, Ohio
January 13, 2001

[INSERO, KASPERSKI, CIACCIA & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio

We have audited the accompanying balance sheets of Northwood Associates Limited Partnership, HUD Project #042-44050-LDP, as of October 4, 2001 and December 31, 2000 and the related statements of changes in partners' equity, operations, and cash flows for the period ended October 4, 2001 and the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Associates Limited Partnership as of October 4, 2001 and December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the period ended October 4, 2001 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 8, 2002, on our consideration of Northwood Associates Limited Partnership's internal control, and reports dated February 8, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants

Rochester, New York
February 8, 2002

[INSERO, KASPERSKI, CIACCIA & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Northwood Associates Limited Partnership
Toledo, Ohio

We have audited the accompanying balance sheets - regulatory basis of Northwood Associates Limited Partnership, HUD Project #042-44050-LDP, as of December 31, 2000 and 1999 and the related statements of changes in partners' equity - regulatory basis, operations - regulatory basis, and cash flows - regulatory basis for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York

February 7, 2001

[Letterhead of FASMAN, KLEIN & FELDSTEIN]

INDEPENDENT AUDITOR'S REPORT

To the Partners,
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. (the Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
March 12, 2002

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

January 14, 2000

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2001 and 2000, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Brandywine Court Associates, L.P. (A Limited Partnership) will continue as a going concern. As described in Note B and reported in the accompanying financial statements, Brandywine Court Associates, L.P. (A Limited Partnership) has had recurring net losses and has an increasing working capital deficit in recent years. These conditions raise substantial doubt about Brandywine Court Associates, L.P. (A Limited Partnership) ability to continue as a going concern. Management's plans in regard to those matters are described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in existence.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2002 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and reports dated January 17, 2002 on its compliance with specific requirements applicable to major HUD program, specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to fair housing and non-discrimination. These reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania

January 17, 2002

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania

January 17, 2001

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 1, 2002 on our consideration of Art Apartments Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting data on pages 16 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Art Apartments Associates (a Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 1, 2002

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

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 31, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2002 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2002 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2002 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2002 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

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

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
   (a Michigan Limited Partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio

January 25, 2002

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

January 26, 2001

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 20, 2002, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated February 20, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 17 to 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Redemptorist Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana

February 20, 2002

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana

February 19, 2001

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
New York, New York

We have audited the accompanying balance sheet of Manhattan A Associates (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York

February 19, 2001

[Letterhead of GREGG ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners/Owners
Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Weidler Associates Limited Partnership, HUD Project No. 126-35209, as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 20, 2002, on our consideration of Weidler Associates Limited Partnership's internal control, and reports dated February 20, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. These reports are an integral report of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14-21 is presented for the purpose of additional analysis, and is not a required part of the basic financial statements of Weidler Associates Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

GREGG ASSOCIATES, PC

/s/ David R. Gregg
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 20, 2002

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

/s/ David R. Gregg
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 26, 2001

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 2001 and 2000, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2002 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control and reports dated January 21, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania

January 21, 2002

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

January 24, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2002 on our consideration of Lake Forest Estates II, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2001

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2001 and 2000, and the related statements of loss, changes in Partner's capital/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1652576 of the Puerto Rico Society of CPA's was affixed to the original. February 2, 2002

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

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1598370 of the Puerto Rico Society of CPA's was affixed to the original. February 2, 2001

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 2001, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 22, 2002

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

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 15, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 31, 2002 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland

January 31, 2002
Taxpayer Identification Number: 52-1088612
Lead Auditor: James P. Martinko

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Robert J. Denmark
Bethesda, Maryland

Taxpayer Identification Number: 52-1088612
January 19, 2000

[Letterhead of JUAN P. SANTIAGO & ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2001, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated February 19, 2002, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and reports dated February 19, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 23 is presented for the purpose of additional analysis and is not required as part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Juan P. Santiago
Lic. No. 692, In force
I.D. No. 66-0528810
Stamp No. 1777085 was affixed to the original of this report.

San Juan, Puerto Rico
February 19, 2002

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

The Stamp No. 1623825 was adhered to the original of this report.
Taxpayer Identification Number: ###-##-####
San Juan, Puerto Rico
February 18, 2000

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2001 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules included in the financial statements (shown on pages 11 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued reports dated February 9, 2002 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated February 9, 2002 on major HUD programs, and the nonmajor HUD program.

/s/ Cablish, Gentile & Gay, CPA

BRADENTON, FLORIDA
February 9, 2002

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 2000, and the related statements of changes in profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

BRADENTON, FLORIDA
February 5, 2001

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 1999, and the related statements of changes in profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Cablish, Gentile & Gay, CPA

BRADENTON, FLORIDA
February 7, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of December 31, 2001 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sartain School Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated January 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 2001, and the results of its operations, changes in partners' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report for the year ended December 31, 2001, dated January 25, 2002, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland

January 25, 2002

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

January 13, 2001

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 2001 and 2000, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 14, 2002 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control and reports dated January 14, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania

January 14, 2002

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania

January 16, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.

Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2002 on our consideration of Holly Hill, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2002

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

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001on our consideration of Holly Hill, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 16, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with auditing standards generally accepted in the United States of America, we have also issued a report dated February 20, 2002 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2002 on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2002 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 2, 2002

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

[Letterhead from KPMG/Greenville, SC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheet of Cutler Canal III Associates, Ltd., as of December 31, 2001, and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2001 and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the Schedule of Certain Expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP
Greenville, South Carolina
February 13, 2002

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia

January 28, 2001

[Letterhead of MUELLER, PROST, PURK & WILLBRAND, P.C.]

To the Partners
Jefferson Place, L.P.
Omaha, Nebraska

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (A Missouri Limited Partnership) (the "Partnership"), as of December 31, 2001, 2000 and 1999, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 2001, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/  Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants

St. Louis, MO
February 1, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2002 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2002

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

[Letterhead of HALBERT, KATZ & CO. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners

Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 2001 and December 31, 2000, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2001 and December 31, 2000, and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 13 to 15) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Halbert, Katz & Co. P.C.
January 31, 2002
Philadelphia, Pennsylvania

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

/s/ Halbert, Katz & Co. P.C.
Philadelphia, Pennsylvania
January 31, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheets of West 132nd Development Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland

January 9, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland

January 17, 2001

[Letterhead of O'CONNOR DAVIES MUNNS & DOBBINS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Site H Development Company
(A Limited Partnership)

We have audited the accompanying balance sheets of Site H Development Company (a Limited Partnership) for the years ended December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of Site H Development Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements represent fairly, in all material respects, the financial position of Site H Development Company as of December 31, 2001 and 2000, and its operations, changes in its partners' capital accounts and cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in schedules of project operating expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ O'Connor Davies Munns & Dobbins, LLP
Harrison, NY

February 28, 2002

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

/s/ Munns and Dobbins
CERTIFIED PUBLIC ACCOUNTANTS
Scarsdale, NY
February 28, 2001

[Letterhead of KG & Company, LLP]

Independent Auditor's Report

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 9, 2002 on our consideration of L.I.H. Chestnut Associates, L.P.'s (A Pennsylvania limited partnership), PHFA Project No. O-0083, internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulators, contracts and grants. This report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

/s/ KG & Company, Certified Public Accountants, LLP
New York, New York

February 9, 2002

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2000

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Phase II Venture

We have audited the accompanying balance sheet of Diamond Phase II Venture as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diamond Phase II Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated January 27, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report for the year ended December 31, 2001, dated January 25, 2002, on our consideration of Diamond Phase II Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland

January 25, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts

January 27, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bookbindery Associates

We have audited the accompanying balance sheet of Bookbindery Associates as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bookbindery Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 19, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report for the year ended December 31, 2001, dated January 25, 2002, on our consideration of Bookbindery Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland

January 25, 2002

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

/s/ Ziner, Kennedy & Lehan
Boston, Massachusetts

January 11, 2001

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
January 31, 2002

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

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS AND SUPPLEMENTARY
INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2001, and the related statements of loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2001, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 14, 2002 on my consideration of Stop 22 Limited Partnership's internal control and reports dated February 14, 2002 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-discrimination, and laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages to 21 to 29) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
February 14, 2002
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1772481 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.

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

FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1621959 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.
February 17, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2002 on our consideration of Knob Hill Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2002

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

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of Knob Hill Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates
(A Limited Partnership)
Syracuse, New York

We have audited the accompanying balance sheets of Conifer James Street Associates (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants

Rochester, New York
January 30, 2002

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

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

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 23, 2001

[Letterhead of RBG & CO.]

Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 23, 2002

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

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
February 5, 2001

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           March 31,
                                                                --------------------------------
                                                                     2002              2001*
                                                                ---------------  ---------------
Property and equipment - at cost, less accumulated
   depreciation (Notes 2, 4 and 12)                             $   187,488,092  $   199,835,729
Cash and cash equivalents (Notes 2, 3 and 12)                         6,104,774        4,905,819
Cash held in escrow (Notes 3 and 5)                                  13,589,564       14,366,977
Deferred costs - less accumulated amortization (Notes 2 and 6)        3,385,830        3,544,473
Other assets                                                          2,265,062        2,310,915
                                                                ---------------  ---------------

Total assets                                                    $   212,833,322  $   224,963,913
                                                                ===============  ===============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable (Note 7)                              $   187,964,269   $   192,128,019
   Due to debt guarantor (Note 12(a))                                42,858,984        38,934,738
   Accounts payable and other liabilities                            22,103,625        23,088,325
   Due to local general partners and affiliates (Note 8)             15,900,869        16,355,641
   Due to general partners and affiliates (Note 8)                    8,537,001         6,869,636
                                                                ---------------  ---------------

Total liabilities                                                   277,364,748       277,376,359
                                                                ---------------  ---------------

Minority interest (Note 2)                                              171,145           253,252
                                                                ---------------  ---------------

Commitments and contingencies (Notes 7, 8 and 12)

Partners' deficit
   Limited partners (139,101.5 BACs
     issued and outstanding) (Note 1)                               (62,820,088)      (50,903,584)
   General partners                                                  (1,882,483)       (1,762,114)
                                                                ---------------  ---------------

Total partners' deficit                                             (64,702,571)      (52,665,698)
                                                                ---------------  ---------------

Total liabilities and partners' deficit                         $   212,833,322  $    224,963,913
                                                                ===============  ================

*    Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended March 31,
                                                   ---------------------------------------------
                                                       2002            2001            2000
                                                   -------------   -------------   -------------
Revenues

   Rental income                                   $  35,577,622   $  34,915,025   $  33,780,252
   Other                                               1,347,956       2,351,068       1,664,097
   Loss on sale of property (Note 10)                    (84,237)              0               0
                                                   -------------   -------------   -------------
                                                      36,841,341      37,266,093      35,444,349
                                                   -------------   -------------   -------------
Expenses

   General and administrative                          6,825,933       6,385,090       6,124,845
   General and administrative-related parties
     (Note 8)                                          3,777,505       3,811,150       3,511,186
   Repairs and maintenance                             6,424,708       6,447,218       6,188,428
   Operating and other                                 4,502,717       4,327,197       4,196,914
   Real estate taxes                                   2,332,594       2,357,066       2,315,904
   Insurance                                           1,513,080       1,400,613       1,275,232
   Interest                                           15,037,842      15,821,681      15,784,559
   Depreciation and amortization                      10,838,816      10,972,162      12,207,960
                                                   -------------   -------------   -------------

Total expenses                                        51,253,195      51,522,177      51,605,028
                                                   -------------   -------------   -------------
Loss before minority interest and
   extraordinary item                                (14,411,854)    (14,256,084)    (16,160,679)
Minority interest in loss of subsidiary
   partnerships                                          218,421         208,775         214,105
                                                   -------------   -------------   -------------

Loss before extraordinary item                       (14,193,433)    (14,047,309)    (15,946,574)

Extraordinary item - forgiveness of indebted-
   ness income (Note 11)                               2,156,560               0               0
                                                   -------------   -------------   -------------

Net loss                                           $ (12,036,873)  $ (14,047,309)  $ (15,946,574)
                                                   =============   =============   =============

Loss before extraordinary item - limited partners  $ (14,051,498)  $ (13,906,836)  $ (15,787,108)

Extraordinary item - limited partners                  2,134,994               0               0
                                                   -------------   -------------   -------------

Net loss - limited partners                        $ (11,916,504)  $ (13,906,836)  $ (15,787,108)
                                                   =============   =============   =============

Number of BACs outstanding                             139,101.5       139,101.5       139,101.5
                                                   =============   =============   =============

Loss before extraordinary item per BAC             $     (101.02)  $      (99.98)  $     (113.49)

Extraordinary item per BAC                                 15.35               0               0
                                                   -------------   -------------   -------------

Net loss per BAC                                   $      (85.67)  $      (99.98)  $     (113.49)
                                                   =============   =============   =============

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                              Limited           General
                                            Total             Partners          Partners
                                        -------------      -------------      -------------
Partners' deficit - April 1, 1999       $ (22,671,815)     $ (21,209,640)     $  (1,462,175)

Net loss, year ended March 31, 2000       (15,946,574)       (15,787,108)          (159,466)
                                        -------------      -------------      -------------

Partners' deficit - March 31, 2000        (38,618,389)       (36,996,748)        (1,621,641)

Net loss, year ended March 31, 2001       (14,047,309)       (13,906,836)          (140,473)
                                        -------------      -------------      -------------

Partners' deficit - March 31, 2001        (52,665,698)       (50,903,584)        (1,762,114)

Net loss, year ended March 31, 2002       (12,036,873)       (11,916,504)          (120,369)
                                        -------------      -------------      -------------

Partners' deficit - March 31, 2002      $ (64,702,571)     $ (62,820,088)     $  (1,882,483)
                                        =============      =============      =============

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                             Year Ended March 31,
                                                                                 ---------------------------------------------
                                                                                      2002            2001            2000
                                                                                 -------------   -------------   -------------
Cash flows from operating activities:

Net loss                                                                         $ (12,036,873)  $ (14,047,309)  $ (15,946,574)
                                                                                 -------------   -------------   -------------

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                                       10,838,816      10,972,162      12,207,960
Loss on sale of property                                                                84,237               0               0
Forgiveness of debt                                                                 (2,156,560)              0               0
Interest added to mortgage note payable                                                326,085         280,504               0
Minority interest in loss of subsidiary
   partnerships                                                                       (218,421)       (208,775)       (214,105)
(Increase) decrease in assets:
Cash held in escrow                                                                    471,038         658,693         110,321
Other assets                                                                            25,192         354,686        (441,078)
Increase (decrease) in liabilities:
Due to debt guarantor                                                                3,029,246       2,943,901       2,736,179
Accounts payable and other liabilities                                               1,244,255       1,489,086       1,595,517
Increase in due to local general partners
   and affiliates                                                                      728,267         638,443       2,099,460
Decrease in due to local general partners
   and affiliates                                                                            0        (439,321)       (143,309)
Due to general partners and affiliates                                               1,667,365       1,564,226       1,624,240
                                                                                 -------------   -------------   -------------

Total adjustments                                                                   16,039,520      18,253,605      19,575,185
                                                                                 -------------   -------------   -------------

Net cash provided by operating activities                                            4,002,647       4,206,296       3,628,611
                                                                                 -------------   -------------   -------------

Cash flows from investing activities:

Acquisition of property and equipment                                               (1,259,603)       (973,343)     (1,383,823)
Increase in cash held in escrow                                                       (175,587)       (568,103)        (54,730)
Decrease in cash held in escrow for
   real estate investments                                                              39,798               0         657,581
Proceeds from sale of property                                                          80,000               0               0
Costs paid relating to sale of property                                                (53,877)              0               0
Increase in due to local general partners
   and affiliates                                                                       73,177          77,570          81,857
Decrease in due to local general partners
   and affiliates                                                                      (80,620)       (203,420)       (144,907)
                                                                                 -------------   -------------   -------------

Net cash used in investing activities                                               (1,376,712)     (1,667,296)       (844,022)
                                                                                 -------------   -------------   -------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                                             Year Ended March 31,
                                                                                 ---------------------------------------------
                                                                                      2002            2001            2000
                                                                                 -------------   -------------   -------------
Cash flows from financing activities:

Increase in deferred costs                                                              (1,817)       (495,574)        (29,461)
Repayments on mortgage notes                                                        (2,757,827)    (31,578,865)     (2,444,366)
Borrowings on mortgage notes                                                                 0      28,910,000         920,000
Advances from debt guarantor                                                           895,000       1,173,792               0
Increase in due to local general partners
   and affiliates                                                                      301,350               0               0
Decrease in due to local general partners
   and affiliates                                                                            0          (3,185)       (135,226)
Increase (decrease) in capitalization of
   consolidated subsidiaries attributable
   to minority interest                                                                136,314        (764,061)       (232,486)
                                                                                 -------------   -------------   -------------

Net cash used in financing activities                                               (1,426,980)     (2,757,893)     (1,921,539)
                                                                                 -------------   -------------   -------------

Net increase (decrease) in cash and cash
   equivalents                                                                       1,198,955        (218,893)        863,050

Cash and cash equivalents at beginning
   of year                                                                           4,905,819       5,124,712       4,261,662
                                                                                 -------------   -------------   -------------

Cash and cash equivalents at end of year                                         $   6,104,774   $   4,905,819   $   5,124,712
                                                                                 =============   =============   =============

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                           $   9,395,348   $  11,074,725   $  11,086,905
                                                                                 =============   =============   =============

Supplemental disclosures of noncash investing and financing activities:

Repayment of mortgage notes advanced by
   debt guarantor                                                                $           0   $           0   $     735,000
Repayment of accounts payable and other
   liabilities advanced by debt guarantor                                                    0               0         490,000
Net increase in mortgage notes reclassified
   from accounts payable and other liabilities                                               0               0         272,176

Forgiveness of indebtedness:
   Decrease in accounts payable and other liabilities                                2,156,560               0               0

Summarized below are the components of the loss on sale of property:

Decrease in property and equipment, net of
   accumulated depreciation                                                          2,928,884               0               0
   Decrease in cash held in escrow                                                     442,164               0               0
   Decrease in other assets                                                             20,661               0               0
   Decrease in mortgage notes payable                                               (1,732,008)              0               0
   Decrease in accounts payable and other liabilities                                  (72,395)              0               0
   Decrease in due to local general partners and
     affiliates                                                                     (1,476,946)              0               0

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit", "Rehabilitation Projects", and together with the apartment complexes, the "Properties").

As of March 31, 2002 the Partnership has interests in 61 Local Partnerships and no further acquisitions are anticipated. During the year ended March 31, 2002, the Partnership's limited partnership interest in one Local Partnership was sold.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2002, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

a)   Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 62 Subsidiary Partnerships (including one Subsidiary Partnership in which the Partnership sold its limited partnership interest during the year ended March 31, 2002) in which the Partnership is the principal limited partner. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All Subsidiaries have fiscal years ending December 31. Accounts of the Subsidiaries have been adjusted for

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $239,000, $244,000 and $273,000 for the years ended March 31, 2002, 2001 and 2000, respectively (the 2001, 2000 and 1999 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)   Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)   Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2002, the Partnership has recorded approximately $20,083,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2002.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

g)   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                 March 31, 2002                       March 31, 2001
                                        ----------------------------------------------------------------------
                                           Carrying                             Carrying
                                            Amount          Fair Value           Amount           Fair Value
                                        -------------      -------------      -------------      -------------
Mortgage notes payable
  for which it is:

Practicable to estimate fair value      $ 140,624,431      $ 142,644,706      $ 114,512,044      $ 115,802,239
Not practicable                         $  47,339,838                (*)      $  77,615,975                (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

Due to Local General Partners and Affiliates
--------------------------------------------

The estimated fair value of the Partnership's due to the general partners of each Local Partnership (the "Local General Partners") and affiliates are as follows:

                                                 March 31, 2002                       March 31, 2001
                                        ----------------------------------------------------------------------
                                           Carrying                             Carrying
                                            Amount          Fair Value           Amount           Fair Value
                                        -------------      -------------      -------------      -------------
Due to Local General Partners
  and affiliates for which it is:

Not practicable to estimate fair value  $  15,900,869                (*)      $  15,559,602                (*)

(*) Management believes it is not practicable to estimate the fair value of due to Local General Partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                  March 31,                         Estimated
                                     -------------------------------------        Useful Lives
                                          2002                  2001                 (Years)
                                     ---------------       ---------------       ---------------
Land                                 $    12,690,528       $    12,894,634
Building and improvements                284,273,967           287,647,681        15 to 40 years
Other                                      7,457,809             7,656,504         5 to 10 years
                                     ---------------       ---------------
                                         304,422,304           308,198,819
Less:  Accumulated depreciation         (116,934,212)         (108,363,090)
                                     ---------------       ---------------

                                     $   187,488,092       $   199,835,729
                                     ===============       ===============

Included in property and equipment are $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2002 and 2001. In addition, as of March 31, 2002 and 2001, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $10,678,356, $10,763,766 and $12,020,100, respectively.

In connection with the rehabilitation of the properties, the Subsidiary Partnerships have incurred developers' fees of $25,440,729 as of both March 31, 2002 and 2001 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2001 and 2000 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $2,107,234 and $11,316, respectively, due to write-offs on dispositions.

NOTE 5 - Cash Held in Escrow

The components of cash held in escrow are as follows:

                                                         March 31,
                                            ------------------------------------
                                                  2002                 2001
                                            ---------------      ---------------
Purchase price payments*                    $       241,929      $       281,727
Real estate taxes, insurance and other            5,608,189            6,229,428
Reserve for replacements                          6,191,699            6,426,797
Tenants' security deposits                        1,547,747            1,429,025
                                            ---------------      ---------------

                                            $    13,589,564      $    14,366,977
                                            ===============      ===============

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                                     March 31,
                                              --------------------------------------------------------
                                                  2002                 2001               Period
                                              --------------       --------------       --------------
Financing expenses                            $    5,484,036       $    5,482,219              *
Less:  Accumulated amortization                   (2,098,206)          (1,937,746)
                                              --------------       --------------

                                              $    3,385,830       $    3,544,473
                                              ==============       ==============

*Over the life of the related mortgages

Amortization of deferred costs for the years ended March 31, 2002, 2001 and 2000 amounted to $160,460, $208,396 and $187,860, respectively. During the year ended March 31, 2001, there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $13,235.

NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $987,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of certain Subsidiary Partnership's rent and leases.

Annual principal payment requirements as of March 31, 2002 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                              Amount
------------------                        ----------------
2002                                      $      4,478,822
2003                                             4,894,319
2004                                             5,276,544
2005                                             8,645,013
2006                                             7,224,250
Thereafter                                     157,445,321
                                          ----------------
                                          $    187,964,269
                                          ----------------

No adjustment has been made in the table above for the events of default and other matters described in Note 12(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $90,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

L.I.H Chestnut Associates, L.P. ("Chestnut")
--------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2001, Chestnut was in violation of such covenants. As of March 15, 2002, the Pennsylvania Housing Finance Agency ("PHFA") has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined, occurs and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property.

NOTE 8 - Related Party Transactions

As of March 31, 2002, Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 12a with respect to River Place) interest as a special limited partner in 60 and 1 of the Local Partnerships, respectively.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2002, 2001 and 2000 are as follows:

A)   Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the operating deficit guarantees aggregate approximately $18,700,000 of which approximately $17,600,000 had expired as of March 31, 2002. At both March 31, 2002 and 2001, approximately $2,400,000 had been funded by the Local General Partners to meet such obligations. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

B)   Related Party Fees

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

The costs incurred to related parties for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                                     Year Ended March 31,
                                                      ---------------------------------------------------
                                                          2002               2001               2000
                                                      -------------      -------------      -------------
Partnership management fees (i)                       $   1,434,000      $   1,434,000      $   1,434,000
Expense reimbursement (ii)                                  239,696            279,509            257,121
Local administrative fee (iv)                               206,796            195,801            130,699
                                                      -------------      -------------      -------------

Total general and administrative
 - General Partners                                       1,880,492          1,909,310          1,821,820
                                                      -------------      -------------      -------------

Property management fees incurred to
  affiliates of the Local General Partners (iii)          1,897,013          1,901,840          1,689,366
                                                      -------------      -------------      -------------

Total general and administrative
 - related parties                                    $   3,777,505      $   3,811,150      $   3,511,186
                                                      =============      =============      =============

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,035,000 and $5,601,000 were accrued and unpaid at March 31, 2002 and 2001. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The Subsidiary Partnerships incurred property management fees amounting to $2,384,810, $2,365,130 and $2,214,259 for the years ended March 31, 2002, 2001 and 2000, respectively, of which $1,897,013, $1,901,840 and $1,689,366, respectively, was incurred to affiliates of the Local General Partners.

(iv) Liberty Associates, a special limited partner of the Subsidiary Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Liberty Associates received cash distributions from the Local Partnerships of $7,548, $1,882 and $1,284 during the years ended March 31, 2002, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

C)   Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2002 and 2001 consists of the following:

                                                                   March 31,
                                                       ------------------------------------
                                                            2002                 2001
                                                       ---------------      ---------------
Operating deficit advances                             $     2,367,218      $     2,401,362
Development fees                                               819,027            1,000,543
Operating advances                                           4,162,530            4,227,642
Due to contractor                                               46,289               46,289
General Partner distributions                                   12,817              402,031
Developer loans (i)                                          1,160,784            1,470,449
Land note payable (ii)                                       1,325,106            1,265,106
Long-term note payable and accrued interest (iii)            4,592,388            4,296,039
Management and other operating fees                          1,414,710            1,246,180
                                                       ---------------      ---------------

                                                       $    15,900,869      $    16,355,641
                                                       ===============      ===============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(i)  Developer loans consist of the following:

                                                                                                      March 31,
                                                                                         ----------------------------------
                                                                                              2002              2001
                                                                                         --------------      --------------
Jefferson Limited Partnership -                                                          $      100,000      $      100,000
-----------------------------
This loan is unsecured, bears interest at an annually adjusted rate (6.24% at
December 31, 2001 and 4.94% at December 31, 2000) and has no predetermined due date.

This note is unsecured, bears interest at 9.25% per annum                                        75,000              75,000
and is due in the event of sale or refinancing of the property.

Northwood Associates Limited Partnership -                                                            0             309,665
----------------------------------------
This loan bears interest at 12% per annum and is payable only out of available surplus cash. On October 4, 2001, the Partnership's limited partnership interest was sold (see Note 10).

Citrus Meadows Apartments, Ltd. -                                                               985,784             985,784
-------------------------------                                                          --------------      --------------
This loan bears no interest and can only be repaid with the proceeds from a sale or refinancing.
                                                                                         $    1,160,784      $    1,470,449
Interest expense incurred on developer loans amounted to $13,178, $30,139 and            ==============      ==============
$30,357 for the years ended March 31, 2002, 2001 and 2000, respectively.

(ii)  Land note payable consists of the following:

Citrus Meadows Apartments, Ltd. -                                                        $    1,325,106      $    1,265,106
-------------------------------                                                          ==============      ==============
The land for this Subsidiary Partnership was purchased from the Local General
Partner for a $600,000 note which accrues interest at 10% per annum. The principal balance, together with the accrued interest, is payable upon the sale of the property or in December 2004, whichever event occurs first.

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2002, 2001 and 2000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(iii) Long-term note payable consists of the following

                                                                                                      March 31,
                                                                                         ----------------------------------
                                                                                              2002              2001
                                                                                         --------------      --------------
Jefferson Place L.P.                                                                     $    3,500,000      $    3,500,000
--------------------
On July 30, 1997, the Local General Partner issued a note payable in the sum of
$3,500,000 to the Subsidiary Partnership. Interest on this note, at the rate of
8.5% annually, is payable monthly solely out of excess cash flow generated by the Subsidiary Partnership. The principal plus all outstanding interest is due
July 1, 2023. All payments under this $3,500,000 note are subordinate to payments due under the $10,910,000 tax-exempt mortgage bonds.

Accrued interest on note payable.                                                             1,092,388           796,039
                                                                                         --------------      ------------

                                                                                         $    4,592,388      $  4,296,039
                                                                                         ==============      ============

For the years ended December 31, 2001, 2000 and 1999, interest on this note amounted to $360,182, $348,528 and $336,313, respectively. At December 31, 2001,
2000 and 1999, $68,361, $51,028 and $38,813 was interest calculated on past accrued base interest.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated Subsidiaries follows:

                                                                                 Year Ended December 31,
                                                                 --------------------------------------------------------
                                                                       2001                 2000                 1999
                                                                 --------------       --------------       --------------
Financial statement

Net loss                                                         $  (12,036,873)      $  (14,047,309)      $  (15,946,574)

Difference resulting from parent company having a different
fiscal year for income tax and financial reporting purposes             (24,459)              32,112               (9,305)

Difference between depreciation and amortization expense
recorded for financial statement and income tax
reporting purposes                                                   (2,797,359)          (3,531,003)          (1,952,849)

Tax-exempt interest income                                               (5,881)             (14,661)             (12,688)

Other                                                                   (40,824)             451,076              815,869
                                                                 --------------       --------------       --------------

Net loss as shown on the Partnership's income tax return         $  (14,905,396)      $  (17,109,785)      $  (17,105,547)
                                                                 ==============       ==============       ==============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 10 - Sale of Property

On October 4, 2001, the Partnership's limited partnership interest in Northwood Associates Limited Partnership ("Northwood") was sold to an unaffiliated third party purchaser for $180,000 and the assumption of the mortgage note, resulting in a loss in the amount of approximately $84,000.

NOTE 11 - Forgiveness of Debt

On March 29, 2001, Lancashire Towers Associates Limited Partnership ("Lancashire") executed a note purchase agreement with the note holder whereby all liabilities and obligations of Lancashire to such note holder were settled. The loan was paid off from the amount of allowable surplus cash distributable to the partners in 2001 and, therefore, no permission from HUD was necessary to consummate this transaction. The resultant forgiveness of debt of $2,156,560 has been recorded as an extraordinary item in the financial statements.

NOTE 12 - Commitments and Contingencies

a)   Subsidiary Partnerships - Going Concerns

Results of Operations of Certain Local Partnerships
---------------------------------------------------

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, The General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Development Authority ("MSHDA") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $42,858,984, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2002. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2002 and 2001. The net loss after minority interest for River Place amounted to approximately $3,190,000, $3,795,000 and $3,822,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and has a working capital deficit that increased approximately $90,000 during the year ended December 31, 2001. Furthermore, Brandywine's management anticipates that the property will need a new roof in the near future, the cost of which is expected to exceed $100,000. Brandywine's management plans to meet with Jacksonville Housing Authority Housing Assistance Division and United States Department of Housing and Urban Development in an effort to obtain financial relief for Brandywine. There can be no assurance that such relief will be obtained. In view of these matters, there is substantial doubt as to Brandywine's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2002 and 2001. The net loss after minority interest for Brandywine amounted to approximately $161,000, $143,000 and $105,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

b)   Subsidiary Partnerships - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2001 and 2000, Jefferson's current liabilities exceeded its current assets by over $18,000 and $7,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $17,763 and $17,918 of current liabilities at December 31, 2001 and 2000, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2001. The Partnership's investment in Jefferson was approximately $263,000 and $413,000 at March 31, 2002 and 2001, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $150,000, $105,000, and $149,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------

The financial statements for Manhattan A have not been audited for the 2001 Fiscal Year. In August 2001 the Local General Partner of Manhattan A was replaced as the managing agent. The auditors for Manhattan A have been unable to obtain all the books and records to complete the audit. The Partnership is in the process of replacing the Local General Partner.

Leases
------

Four of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 28 to 99 years. The leases on these Properties are noncancelable. At December 31, 2001, those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,633,863 in total thereafter.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

c)   Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2002, uninsured cash and cash equivalents approximated $2,965,000.

d)   Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 20% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

e)   Tax Credits

A portion of Housing Tax Credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer's interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

During the tax years 2001, 2000 and 1999, the Partnership generated Housing Tax Credits of approximately $8,019,000, $15,786,000 and $19,534,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Liberty General Partner (the "Transfer"). As a result of the Transfer, that affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates, the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Liberty General Partner the accrued asset management fees owed to the Liberty General Partner in the aggregate amount of $737,750.

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

Stuart J. Boesky                          Senior Vice President

Marc D. Schnitzer                         Vice President

Denise L. Kiley                           Vice President

Glenn F. Hopps                            Treasurer and Assistant Vice President

Teresa Wicelinski                         Secretary

STEPHEN M. ROSS, 62, is the President, and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College.

GLENN F. HOPPS, 39, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 36, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP III Inc.
-------------------
Name                                      Position
----                                      --------

Michael Brenner                           Director

Alan P. Hirmes                            President and Chief Executive Officer

Stuart J. Boesky                          Executive Vice President

Marc D. Schnitzer                         Vice President

Denise L. Kiley                           Vice President

Glenn F. Hopps                            Treasurer

Teresa Wicelinski                         Secretary

MICHAEL BRENNER, 56, is a Director of Aegis Reality, Inc., and is the Executive Vice President and Chief Financial Officer of The Related Companies, L.P. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                          Name and Address of          Amount and Nature of               Percentage
Title of Class            Beneficial Ownership         Beneficial Ownership                of Class
-------------------       -------------------------    -----------------------------      -----------
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

As of March 31, 2002, Liberty Associates holds a 1% and .998% (see Item 7 with respect to River Place) limited partnership interest in 60 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of June 1, 2002, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                            Amount and Nature of
Name of Beneficial Owner (1)                Beneficial Ownership        Percent of Class
--------------------------------            ---------------------       ----------------
Lehigh Tax Credit Partners, Inc.            13,127.66 (2) (3)                  9.4%

J. Michael Fried                            13,127.66 (2) (3) (4)              9.4%

Alan P. Hirmes                              13,127.66 (2) (3) (4)              9.4%

Stuart J. Boesky                            13,127.66 (2) (3) (4)              9.4%

Stephen M. Ross                             -                                    -

Mark D. Schnitzer                           -                                    -

Denise L. Kiley                             -                                    -

Glenn F. Hopps                              -                                    -

Teresa Wicelinski                           -                                    -

All directors and executive officers        13,127.66 (2) (3) (4)              9.4%
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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 1, 2002, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                       Sequential
                                                                                          Page
                                                                                       ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                                     19

          Consolidated Balance Sheets at March 31, 2002 and 2001                          148

          Consolidated Statements of Operations for the Years Ended
          March 31, 2002, 2001 and 2000                                                   149

          Consolidated Statements of Changes in Partners' Deficit for
          the Years Ended March 31, 2002, 2001 and 2000                                   150

          Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2002, 2001 and 2000                                                   151

          Notes to Consolidated Financial Statements                                      153

(a) 2.    Financial Statement Schedules
          -----------------------------

          Independent Auditors' Report                                                    179

          Schedule I - Condensed Financial Information of Registrant                      180

          Schedule III - Real Estate and Accumulated Depreciation                         183

          All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.    Exhibits
          ---------

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

(21)      Subsidiaries of the Registrant                                                  175

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
           **    Incorporated herein by reference to exhibits filed with
                 Pre-Effective Amendment No. 1 to Liberty Tax Credit Plus III
                 L.P.'s Registration Statement on Form S-11 (Registration No.
                 33-25732)

(b)        Reports on Form 8-K
           -------------------

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (Continued)
                                                                                     Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                               of Organization
         ------------------------------                                            ---------------
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

                                   SIGNATURES
                                   -----------

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)

                             By: RELATED CREDIT PROPERTIES III L.P.,
                                 a General Partner

                                 By:  Related Credit Properties III Inc.,
                                      its general partner

Date: June 26, 2002
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          President and Chief Executive Officer
                                          (principal executive and financial
                                          officer)

                             By: LIBERTY GP III INC.,
                                 a General Partner

Date: June 26, 2002
                                 By:  /s/ Alan P. Hirmes
                                      -----------------
                                      Alan P. Hirmes
                                      President and Chief Executive Officer
                                      (principal executive and financial
                                      officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                Title                                                 Date
 ------------------          ----------------------------------------------                -------------------
                             President and Chief Executive Officer
                             (principal executive and financial officer)
                             of Related Credit Properties
                             III Inc., (a general partner
                             of Related Credit Properties III L.P.)
/s/ Alan P. Hirmes           (a General Partner of Registrant))
------------------           and Liberty GP III, Inc.
Alan P. Hirmes               (a General Partner of Registrant)                               June 26, 2002


                             Treasurer (principal accounting officer)
                             of Related Credit Properties
                             III Inc., (a general partner
                             of Related Credit Properties III L.P.)
/s/ Glenn F. Hopps           (a General Partner of Registrant))
------------------           and Liberty GP III, Inc.
Glenn F. Hopps               (a General Partner of Registrant)                              June 26, 2002


                             Director of Related Credit Properties
/s/ Stephen M. Ross          III Inc., general partner
--------------------         of Related Credit Properties III L.P.
Stephen M. Ross              (a General Partner of Registrant)                               June 26, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 25, 2002 on page 19, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2001, 2000 and 1999 Fiscal Years and
Schedule III at March 31, 2002. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships' net losses aggregated $3,351,069 (Fiscal
2001), $3,938,903 (Fiscal 2000) and $3,926,774 (Fiscal 1999), and their assets aggregated $14,257,189 and $14,543,105 at March 31, 2002 and 2001, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 25, 2002

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,
                                                          -------------------------
                                                            2002             2001
                                                          -----------   -----------
Cash and cash equivalents                                 $    78,090   $   333,514
Cash held in escrow                                           241,929       281,727
Investment and advances in subsidiary partnerships         29,125,555    31,218,124
Other assets                                                  245,466       245,466
                                                          -----------   -----------
Total assets                                              $29,691,040   $32,078,831
                                                          ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                     $ 8,032,381   $ 6,331,830
Other liabilities                                               6,267         6,344
                                                          -----------   -----------
Total liabilities                                           8,038,648     6,338,174

Partners' equity                                           21,652,392    25,740,657
                                                          -----------   -----------
Total liabilities and partners' equity                    $29,691,040   $32,078,831
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                       Year Ended March 31,
                                                      -------------------------------------------
                                                          2002           2001             2000
                                                      -----------    -----------     ------------
Revenues

Other income                                          $     2,838    $    14,286     $    105,468
                                                      -----------    -----------     ------------
Total revenues                                              2,838         14,286          105,468
                                                      -----------    -----------     ------------

Expenses

General and administrative                                164,821        165,227           77,439
General and administrative-related parties              1,673,696      1,713,509        1,691,121
                                                      -----------    -----------     ------------
Total expenses                                          1,838,517      1,878,736        1,768,560
                                                      -----------    -----------     ------------
Loss from operations                                   (1,835,679)    (1,864,450)      (1,663,092)

Distribution income of subsidiary partnerships
  in excess of investments                                 31,217         22,448            7,024

Loss on sale on investment of subsidiary
  partnership                                             (84,237)             0                0

Equity in loss of subsidiary partnerships              (2,199,566)    (4,189,543)      (5,747,276)
                                                      -----------    -----------     ------------
Net loss                                              $(4,088,265)   $(6,031,545)    $ (7,403,344)
                                                      ===========    ===========     ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                        2002            2001               2000
                                                      ------------   -----------      ------------
Cash flows from operating activities:

Net loss                                              $(4,088,265)   $(6,031,545)     $(7,403,344)
                                                      ------------   -----------      ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:

Loss on sale on investment of subsidiary
  partnership                                              84,237              0                0

Distribution income from subsidiary partnerships
  in excess of investments                                (31,217)             0                0

Increase (decrease) in liabilities:

Due to general partners and affiliates                  1,700,551      1,557,026        1,555,325
Other liabilities                                             (77)          (446)         (17,696)
                                                      ------------   -----------      ------------
Total adjustments                                       1,753,494      1,556,580        1,537,629
                                                      ------------   -----------      ------------
Net cash used in operating activities                  (2,334,771)    (4,474,965)      (5,865,715)
                                                      ------------   -----------      ------------
Cash flows from investing activities:

Equity in loss of subsidiary partnerships               2,199,566      4,189,453        5,747,276
Proceeds on sale of property                               26,123              0                0
Distributions from subsidiary partnerships                215,690        216,920          144,385
Investments and advances
  in subsidiary partnerships                             (401,830)      (151,587)        (476,565)
Decrease in cash held in escrow-
  purchase price payments                                  39,798              0          657,581
                                                      ------------   -----------      ------------
Net cash provided by investing activities               2,079,347      4,254,786        6,072,677
                                                      ------------   -----------      ------------
Net (decrease) increase in cash and cash equivalents     (255,424)      (220,179)         206,962

Cash and cash equivalents, beginning of year              333,514        553,693          346,731
                                                      ------------   -----------      ------------
Cash and cash equivalents, end of year                $    78,090    $   333,514      $   553,693
                                                      ============   ===========      ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002


                                                               Initial Cost to Partnership   Cost Capitalized
                                                              ----------------------------     Subsequent to
                                                                             Buildings and      Acquisition:
Subsidiary Partnerships' Residential Property   Encumbrances        Land     Improvements      Improvements
---------------------------------------------   ------------  ------------   -------------  ---------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                     $         0   $  1,705,800     $         0     $ 4,279,915
Michigan Rural Housing Limited Partnership
  Michigan                                        4,616,677        141,930       4,013,207        2,170,652
Jefferson Limited Partnership
  Schreveport, LA                                 1,376,557         65,000       3,289,429           48,125
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                  1,617,994         36,643       3,290,524          186,374
RBM Associates
  Philadelphia, PA                                  975,000              0       1,590,733           78,136
Glenbrook Associates
  Atglen, PA                                      1,637,524        137,000       2,833,081          133,767
Affordable Flatbush Associates
  Brooklyn, NY                                    1,460,601              0       2,551,365          213,876
Barclay Village II, LTD.
  Chambersburg, PA                                2,383,120        204,825       3,249,918          696,240
1850 Second Avenue Associates, L.P.
  New York, NY                                            0        920,472       6,262,968            1,165
R.P.P. Limited Dividend Housing
  Detroit, MI                                    27,365,000              0      29,051,380      (11,725,810)
Williamsburg Residential II, L.P.
  Witchita, KS                                    1,485,933        358,305       2,713,872       (1,211,361)
West 104th Street Associates, L.P.
  New York, NY                                            0              0               0        3,044,410
Meredith Apartments, LTD.
  Salt Lake City, UT                                577,914         40,000       1,500,117           20,962
Ritz Apartments, LTD.
  Salt Lake City, UT                                308,914         59,760         592,704           90,563
Ashby Apartments, LTD.
  Salt Lake City, UT                                308,913         50,850         549,611          186,611
South Toledo Associates, LTD.
  Toledo, OH                                        797,023         47,571       1,411,386           44,416
Dunlap School Venture
  Philadelphia, PA                                2,450,681          5,352       4,522,721          159,865
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                 2,885,768         45,000       4,092,500          560,700
Franklin Elderly Housing Associates
  Franklin, PA                                    2,082,096        165,000       2,594,447          240,919
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                 3,139,329         65,000       4,234,049          683,975
Lancashire Towers Associates L.P.
  Cleveland, OH                                   2,807,740        265,000       6,871,575          372,566


                                               Gross Amount at which Carried At Close of Period
                                               ------------------------------------------------
                                                            Buildings and                           Accumulated
Subsidiary Partnerships' Residential Property      Land      Improvements            Total          Depreciation
---------------------------------------------  -----------  --------------     -------------       --------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                    $ 1,439,504     $ 4,546,211     $   5,985,715        $   1,799,083
Michigan Rural Housing Limited Partnership
  Michigan                                         148,716       6,177,073         6,325,789            2,716,801
Jefferson Limited Partnership
  Schreveport, LA                                   71,786       3,330,768         3,402,554            1,356,086
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                    43,429       3,470,112         3,513,541            1,488,734
RBM Associates
  Philadelphia, PA                                   6,786       1,662,083         1,668,869              472,927
Glenbrook Associates
  Atglen, PA                                       143,786       2,960,062         3,103,848            1,264,770
Affordable Flatbush Associates
  Brooklyn, NY                                       6,787       2,758,454         2,765,241            1,283,551
Barclay Village II, LTD.
  Chambersburg, PA                                 211,611       3,939,372         4,150,983            1,792,203
1850 Second Avenue Associates, L.P.
  New York, NY                                     392,457       6,792,148         7,184,605            2,916,580
R.P.P. Limited Dividend Housing
  Detroit, MI                                        6,786      17,318,784        17,325,570            5,536,534
Williamsburg Residential II, L.P.
  Witchita, KS                                     362,484       1,498,332         1,860,816              644,131
West 104th Street Associates, L.P.
  New York, NY                                       6,787       3,037,623         3,044,410            1,141,893
Meredith Apartments, LTD.
  Salt Lake City, UT                                46,787       1,514,292         1,561,079              695,610
Ritz Apartments, LTD.
  Salt Lake City, UT                                66,547         676,480           743,027              300,457
Ashby Apartments, LTD.
  Salt Lake City, UT                                57,637         729,435           787,072              288,941
South Toledo Associates, LTD.
  Toledo, OH                                        51,677       1,451,696         1,503,373              439,747
Dunlap School Venture
  Philadelphia, PA                                   9,458       4,678,480         4,687,938            1,372,415
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                   68,101       4,630,099         4,698,200            2,199,560
Franklin Elderly Housing Associates
  Franklin, PA                                     169,106       2,831,260         3,000,366            1,437,356
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                   69,106       4,913,918         4,983,024            2,496,852
Lancashire Towers Associates L.P.
  Cleveland, OH                                    269,106       7,240,035         7,509,141            3,129,906


                                                                             Life on which
                                                                             Depreciation in
                                                    Year of                  Latest Income
                                                 Construction/     Date      Statements is
Subsidiary Partnerships' Residential Property      Renovation    Acquired    Computed(a)(b)
---------------------------------------------    ------------    ---------   ---------------
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002
                                   (continued)


                                                               Initial Cost to Partnership   Cost Capitalized
                                                              ----------------------------     Subsequent to
                                                                             Buildings and      Acquisition:
Subsidiary Partnerships' Residential Property   Encumbrances        Land     Improvements      Improvements
---------------------------------------------   ------------  ------------   -------------  ---------------
Northwood Associates Limited Partnership
  Toledo, OH (c)                                          0        200,000       4,065,856       (4,265,856)
Brewery Renaissance Associates
  Middletown, NY                                  3,375,000         77,220         102,780        6,227,311
Brandywine Court Associates, L.P.
  Jacksonville, FL                                1,396,068         78,000       1,960,262           90,905
Art Apartments Associates
  Philadelphia, PA                                1,084,257         13,695       2,713,615          100,447
The Village at Carriage Hills, LTD.
  Clinton, TN                                     1,455,123         86,663       1,753,799          103,960
Mountainview Apartments, LTD,
  Newport, TN                                     1,033,345         49,918       1,254,182           90,457
The Park Village, Limited
  Jackson, MS                                       347,707         44,102         749,940           83,183
River Oaks Apartments, LTD.
  Oneonta, AL                                     1,059,718         80,340       1,221,336           71,301
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                  812,977         36,000       1,016,647           66,769
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                     2,831,256        242,550       4,667,594          116,889
Redemptorist L.P.
  New Orleans, LA                                 2,640,326              0       6,497,259           56,462
Manhattan A Associates
  New York, NY                                    3,731,274      1,092,959       5,991,888          361,470
Broadhurst Willows, L.P.
  New York, NY                                            0        102,324       5,151,039          110,893
Weidler Associates Limited Partnership
  Portland, OR                                    1,244,631        225,000               0        2,175,715
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                    3,546,074        327,650       4,276,739          187,958
Lake Forest Estates II, LTD.
  Livingston, AL                                    957,958         21,623       1,182,480           62,019
Las Camelias L.P.
  Rio Piedras, PR                                 6,579,403        249,000           6,400        9,804,638
WPL Associates XIIII
  Portland, OR                                    2,121,749              0       3,721,763          173,781
Broadway Townhouses L.P.
  Camden, NJ                                     10,585,854        163,000       5,120,066       14,430,086
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                    4,025,000              0               0        6,520,810
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                  7,150,730        610,073               0        9,421,526
Sartain School Venture
  Philadelphia, PA                                1,915,980          3,883       3,486,875          137,636



                                                Gross Amount at which Carried At Close of Period
                                                ------------------------------------------------
                                                             Buildings and                           Accumulated
Subsidiary Partnerships' Residential Property       Land      Improvements            Total          Depreciation
---------------------------------------------   -----------  --------------     -------------       --------------
Northwood Associates Limited Partnership
  Toledo, OH (c)                                          0               0                 0                    0
Brewery Renaissance Associates
  Middletown, NY                                     81,326       6,325,985         6,407,311            2,486,031
Brandywine Court Associates, L.P.
  Jacksonville, FL                                   82,106       2,047,061         2,129,167              991,716
Art Apartments Associates
  Philadelphia, PA                                   17,801       2,809,956         2,827,757            1,215,435
The Village at Carriage Hills, LTD.
  Clinton, TN                                        90,769       1,853,653         1,944,422              798,286
Mountainview Apartments, LTD,
  Newport, TN                                        54,024       1,340,533         1,394,557              610,536
The Park Village, Limited
  Jackson, MS                                        48,208         829,017           877,225              376,254
River Oaks Apartments, LTD.
  Oneonta, AL                                        84,446       1,288,531         1,372,977              432,934
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                   40,106       1,079,310         1,119,416              355,654
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                       246,656       4,780,377         5,027,033            2,435,177
Redemptorist L.P.
  New Orleans, LA                                     4,106       6,549,615         6,553,721            2,698,508
Manhattan A Associates
  New York, NY                                    1,097,065       6,349,252         7,446,317            2,757,032
Broadhurst Willows, L.P.
  New York, NY                                      106,430       5,257,826         5,364,256            2,706,654
Weidler Associates Limited Partnership
  Portland, OR                                      229,106       2,171,609         2,400,715              876,703
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                      331,756       4,460,591         4,792,347            2,221,084
Lake Forest Estates II, LTD.
  Livingston, AL                                     25,729       1,240,393         1,266,122              396,517
Las Camelias L.P.
  Rio Piedras, PR                                   298,878       9,761,160        10,060,038            3,708,788
WPL Associates XIIII
  Portland, OR                                        4,106       3,891,438         3,895,544            1,733,965
Broadway Townhouses L.P.
  Camden, NJ                                        167,106      19,546,046        19,713,152            7,042,533
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                      156,842       6,363,968         6,520,810            2,409,092
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                    812,609       9,218,990        10,031,599            3,873,644
Sartain School Venture
  Philadelphia, PA                                    7,989       3,620,405         3,628,394            1,067,196


                                                                            Life on which
                                                                            Depreciation in
                                                   Year of                  Latest Income
                                                 Construction/     Date     Statements is
Subsidiary Partnerships' Residential Property     Renovation    Acquired    Computed(a)(b)
---------------------------------------------   ------------    ---------   ---------------
Northwood Associates Limited Partnership
  Toledo, OH (c)                                      1989      Feb. 1990     27.5 years
Brewery Renaissance Associates
  Middletown, NY                                      1990      Feb. 1990     27.5 years
Brandywine Court Associates, L.P.
  Jacksonville, FL                                    1988      Nov. 1989     7-27.5 years
Art Apartments Associates
  Philadelphia, PA                                    1990      Mar. 1990     27.5 years
The Village at Carriage Hills, LTD.
  Clinton, TN                                         1990      Mar. 1990     25-40 years
Mountainview Apartments, LTD,
  Newport, TN                                         1990      Mar. 1990     25-40 years
The Park Village, Limited
  Jackson, MS                                         1990      Mar. 1990     25-40 years
River Oaks Apartments, LTD.
  Oneonta, AL                                         1990      Mar. 1990     25-40 years
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                    1990      Mar. 1990     25-40 years
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                         1990      Mar. 1990     15-27.5 years
Redemptorist L.P.
  New Orleans, LA                                     1990      Mar. 1990     27.5 years
Manhattan A Associates
  New York, NY                                        1990      Apr. 1990     27.5 years
Broadhurst Willows, L.P.
  New York, NY                                        1990      Apr. 1990     10-25 years
Weidler Associates Limited Partnership
  Portland, OR                                        1990      May 1990      15-27.5 years
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                        1990      June 1990     27.5 years
Lake Forest Estates II, LTD.
  Livingston, AL                                      1990      June 1990     25-40 years
Las Camelias L.P.
  Rio Piedras, PR                                     1990      June 1990     27.5 years
WPL Associates XIIII
  Portland, OR                                        1990      July 1990     27.5 years
Broadway Townhouses L.P.
  Camden, NJ                                          1990      July 1990     27.5 years
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                        1990      Aug. 1990     27.5 years
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                      1990      July 1990     27.5 years
Sartain School Venture
  Philadelphia, PA                                    1990      Aug. 1990     15-40 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002
                                   (continued)

                                                               Initial Cost to Partnership   Cost Capitalized
                                                              ----------------------------     Subsequent to
                                                                             Buildings and      Acquisition:
Subsidiary Partnerships' Residential Property   Encumbrances        Land     Improvements      Improvements
---------------------------------------------   ------------  ------------   -------------  ---------------
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                              6,780,503        270,000       7,753,765          345,795
Holly Hill, LTD.
  Greenville, TN                                  1,377,341         50,000       1,631,820          136,568
Mayfair Apartments LTD.
  Morristown, TN                                  1,361,902         50,000       1,614,861          149,660
Foxcroft Apartments
  LTD. Troy, AL                                   1,232,317         75,000       1,382,973          137,462
Canterbury Apartments, LTD.
  Indianola, MS                                   1,414,275         33,000       1,738,871          105,152
Cutler Canal III Associates, LTD.
  Miami, FL                                       7,609,883      1,269,265               0       12,225,523
Jefferson Place L.P.
  Olathe, KS                                     11,200,000        531,063      13,477,553           59,952
Callaway Village, LTD.
  Clinton, TN                                     1,388,144         66,000       1,613,920          121,493
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                      2,846,691        303,837               0        4,796,585
West 132nd Development Partnership
  New York, NY                                    1,542,795              0               0        2,641,552
Site H Development Co.
  Brooklyn, NY                                      671,194              0       1,346,000           44,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                5,839,530        752,000         693,995        6,417,790
Diamond Phase II Venture
  Philadelphia, PA                                1,824,609              0               0        4,015,933
Bookbindery Associates
  Philadelphia, PA                                1,508,697              0               0        3,846,957
The Hamlet, LTD.
  Boynton, FL                                     8,157,991      1,180,482               0       13,374,786
Stop 22 Limited Partnership
  Santurce, PR                                    9,275,260              0       4,025,481        7,084,967
Knob Hill Apartments, LTD.
  Greenville, TN                                  1,465,529         75,085               0        1,837,332
Conifer James Street Associates
  Syracuse, NY                                    2,318,777         57,034               0        4,535,661
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                 3,977,617              0       7,739,692          234,982
                                               ------------    -----------    ------------     ------------
                                               $187,964,269    $12,730,274    $183,175,038     $108,516,992
                                               ============    ===========    ============     ============


                                               Gross Amount at which Carried At Close of Period
                                               ------------------------------------------------
                                                            Buildings and                           Accumulated
Subsidiary Partnerships' Residential Property      Land      Improvements            Total          Depreciation
---------------------------------------------  -----------  --------------     -------------       --------------
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                               274,106       8,095,454         8,369,560            4,318,136
Holly Hill, LTD.
  Greenville, TN                                    54,106       1,764,282         1,818,388              745,668
Mayfair Apartments LTD.
  Morristown, TN                                    54,106       1,760,415         1,814,521              550,074
Foxcroft Apartments
  LTD. Troy, AL                                     79,106       1,516,329         1,595,435              498,336
Canterbury Apartments, LTD.
  Indianola, MS                                     37,106       1,839,917         1,877,023              594,087
Cutler Canal III Associates, LTD.
  Miami, FL                                      1,273,507      12,221,281        13,494,788            3,125,034
Jefferson Place L.P.
  Olathe, KS                                       535,169      13,533,399        14,068,568            9,862,282
Callaway Village, LTD.
  Clinton, TN                                       70,106       1,731,307         1,801,413              559,111
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                       307,943       4,792,479         5,100,422            1,233,243
West 132nd Development Partnership
  New York, NY                                      13,106       2,628,446         2,641,552              747,528
Site H Development Co.
  Brooklyn, NY                                       4,106       1,386,310         1,390,416              603,653
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                 759,229       7,104,556         7,863,785            2,261,818
Diamond Phase II Venture
  Philadelphia, PA                                  22,081       3,993,852         4,015,933            1,046,994
Bookbindery Associates
  Philadelphia, PA                                  29,105       3,817,852         3,846,957            1,014,540
The Hamlet, LTD.
  Boynton, FL                                    1,184,587      13,370,681        14,555,268            5,022,550
Stop 22 Limited Partnership
  Santurce, PR                                     216,918      10,893,530        11,110,448            4,105,112
Knob Hill Apartments, LTD.
  Greenville, TN                                    79,190       1,833,227         1,912,417              559,327
Conifer James Street Associates
  Syracuse, NY                                      61,139       4,531,556         4,592,695            1,831,137
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                      204       7,974,470         7,974,674            2,287,706
                                               -----------    ------------      ------------         ------------
                                               $12,690,528    $291,731,776      $304,422,304         $116,934,212
                                               ===========    ============      ============         ============


                                                                           Life on which
                                                                           Depreciation in
                                                  Year of                  Latest Income
                                               Construction/     Date      Statements is
Subsidiary Partnerships' Residential Property    Renovation    Acquired    Computed(a)(b)
---------------------------------------------  ------------    ---------   ---------------
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                 1989      Sept. 1990    27.5 years
Holly Hill, LTD.
  Greenville, TN                                     1990      Oct. 1990     25-40 years
Mayfair Apartments LTD.
  Morristown, TN                                     1990      Oct. 1990     25-40 years
Foxcroft Apartments
  LTD. Troy, AL                                      1990      Oct. 1990     25-40 years
Canterbury Apartments, LTD.
  Indianola, MS                                      1990      Oct. 1990     25-40 years
Cutler Canal III Associates, LTD.
  Miami, FL                                          1990      Oct. 1990     40 years
Jefferson Place L.P.
  Olathe, KS                                         1990      Oct. 1990     19 years
Callaway Village, LTD.
  Clinton, TN                                        1990      Nov. 1990     25-40 years
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                         1990      Dec. 1990     40 years
West 132nd Development Partnership
  New York, NY                                       1990      Dec. 1990     40 years
Site H Development Co.
  Brooklyn, NY                                       1990      Dec. 1990     27.5 years
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                   1990      Dec. 1990     35 years
Diamond Phase II Venture
  Philadelphia, PA                                   1990      Dec. 1990     40 years
Bookbindery Associates
  Philadelphia, PA                                   1990      Dec. 1990     40 years
The Hamlet, LTD.
  Boynton, FL                                        1990      Dec. 1990     27.5 years
Stop 22 Limited Partnership
  Santurce, PR                                       1990      Dec. 1990     27.5-31.5 years
Knob Hill Apartments, LTD.
  Greenville, TN                                     1990      Dec. 1990     25-40 years
Conifer James Street Associates
  Syracuse, NY                                       1990      Dec. 1990     15-27.5 years
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                    1991      Mar. 1991     15-40 years

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years

(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.

(c) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002
                                   (continued)

                                       Cost of Property and Equipment                      Accumulated Depreciation
                                 --------------------------------------------    --------------------------------------------
                                                                      Year Ended March 31,
                                 --------------------------------------------------------------------------------------------
                                      2002           2001            2000            2002           2001            2000
                                 -------------   ------------    ------------    ------------    ------------    ------------
Balance at beginning of period   $308,198,819    $307,236,792    $305,871,479    $108,363,090    $ 97,610,640     $85,609,050
Additions during period:
Improvements                        1,208,819         980,015       1,423,745
Depreciation expense                                                               10,678,356      10,763,766      12,020,100
Deductions during period:
Dispositions                       (4,985,334)        (17,988)        (58,432)     (2,107,234)        (11,316)        (18,510)
                                 ------------    ------------    ------------    ------------    ------------     -----------
Balance at close of period       $304,422,304    $308,198,819    $307,236,792    $116,934,212    $108,363,090     $97,610,640
                                 ============    ============    ============    ============    ============     ===========

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