Form 10-Q
period 2002-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2002-08-09
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
                        -------------------------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                    June 30,         March 31,
                                                      2002             2002
                                                  ------------     ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $119,498,652 and $116,934,212,
  respectively                                    $185,049,253     $187,488,092
Cash and cash equivalents                            5,488,223        6,104,774
Cash held in escrow                                 13,861,503       13,589,564
Deferred costs, net of accumulated
  amortization of $2,149,876
  and $2,098,206, respectively                       3,334,160        3,385,830
Other assets                                         2,591,181        2,265,062
                                                  ------------     ------------
Total assets                                      $210,324,320     $212,833,322
                                                  ============     ============


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                  (continued)


                                                    June 30,         March 31,
                                                      2002             2002
                                                  ------------     ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                          $187,562,794     $187,964,269
  Due to debt guarantor                             43,630,499       42,858,984
  Accounts payable and other
   liabilities                                      22,657,429       22,103,625
  Due to local general partners and
   affiliates                                       15,894,183       15,900,869
  Due to general partners and
   affiliates                                        8,937,041        8,537,001
                                                  ------------     ------------
Total liabilities                                  278,681,946      277,364,748
                                                  ------------     ------------

Minority interest                                     (177,732)         171,145
                                                  ------------     ------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                         (66,262,638)     (62,820,088)
  General Partners                                  (1,917,256)      (1,882,483)
                                                  ------------     ------------
Total partners' deficit                            (68,179,894)     (64,702,571)
                                                  ------------     ------------
Total liabilities and partners'
  deficit                                         $210,324,320     $212,833,322
                                                  ============     ============

          See Accompanying Notes to Consolidated Financial Statements.


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  -----------------------------
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                     2002              2001*
                                                  -----------------------------
Revenues
Rental income                                     $  8,712,680     $  8,802,413
Other                                                  380,525          400,629
                                                  ------------     ------------
Total revenue                                        9,093,205        9,203,042
                                                  ------------     ------------

Expenses
General and administrative                           2,008,192        2,051,174
General and administrative-
  related parties (Note 2)                             916,779          916,204
Operating                                            1,198,230        1,271,223
Repairs and maintenance                              1,202,434        1,426,531
Real estate taxes                                      570,653          594,265
Insurance                                              376,735          349,037
Interest                                             3,741,223        3,803,643
Depreciation and amortization                        2,616,110        2,687,948
                                                  ------------     ------------
Total expenses                                      12,630,356       13,100,025
                                                  ------------     ------------
Loss before minority interest                       (3,537,151)      (3,896,983)
Minority interest in losses of
  subsidiary partnerships                               59,828           57,935
                                                  ------------     ------------
Net loss                                          $ (3,477,323)    $ (3,839,048)
                                                  ============     ============

Net loss - limited partners                       $ (3,442,550)    $ (3,800,658)
                                                  ============     ============


Number of BACs outstanding                           139,101.5        139,101.5
                                                  ============     ============


Net loss per BAC                                  $     (24.75)    $     (27.32)
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

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                               --------------------------------------------
                                                  Limited         General
                                   Total          Partners        Partners
                               --------------------------------------------
Partners' deficit -
  April 1, 2002                $(64,702,571)    $(62,820,088)   $(1,882,483)

Net loss -
  three months ended
  June 30, 2002                  (3,477,323)      (3,442,550)       (34,773)
                               ------------     ------------    -----------

Partners' deficit -
  June 30, 2002                $(68,179,894)    $(66,262,638)   $(1,917,256)
                               ============     ============    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  -----------------------------
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------------------------
Cash flows from operating activities:

Net loss                                          $ (3,477,323)    $ (3,839,048)

Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:

Depreciation and amortization                        2,616,110        2,687,948
Minority interest in loss of
  subsidiaries                                         (59,828)         (57,935)
Increase (decrease) in accounts
  payable and other liabilities                        553,804          (19,152)
Increase in cash held in escrow                       (271,939)        (707,036)
Increase in other assets                              (326,119)        (131,082)
Increase in due to general partners
  and affiliates                                       400,040          299,109
Increase in due to local
  general partners and affiliates                       45,533          497,407
Decrease in due to local general
  partners and affiliates                              (29,050)         (27,494)
Increase in due to debt guarantor                      771,515          735,365
                                                  ------------     ------------

Net cash provided by (used in)
  operating activities                                 222,743         (561,918)
                                                  ------------     ------------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                       (125,601)        (133,520)
Decrease in due to local general
  partners and affiliates                              (22,624)               0
                                                  ------------     ------------

Net cash used in investing activities                 (148,225)        (133,520)
                                                  ------------     ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                  -----------------------------
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                       (401,475)        (288,750)
Decrease in due to local general
  partners and affiliates                                 (545)               0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (289,049)        (156,417)
                                                  ------------     ------------

Net cash used in financing activities                 (691,069)        (445,167)
                                                  ------------     ------------
Net decrease in cash and
  cash equivalents                                    (616,551)      (1,140,605)

Cash and cash equivalents at
  beginning of period                                6,104,774        4,905,819
                                                  ------------     ------------

Cash and cash equivalents at
  end of period                                   $  5,488,223     $  3,765,214
                                                  ============     ============


          See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 30, 2002 and 2001 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 and 62 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $58,000 and $64,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001. However, the operating results for the three months ended June 30, 2002 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 60 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                  -----------------------------
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------------------------

Partnership management fees (a)                       $358,500         $358,500
Expense reimbursement (b)                               46,901           46,500
Local administrative fee (d)                            52,000           49,000
                                                      --------         --------
Total general and administrative-
  General Partners                                     457,401          454,000
                                                      --------         --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)                   459,378          462,204
                                                      --------         --------

Total general and administrative-
  related parties                                     $916,779         $916,204
                                                      ========         ========


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,394,000 and $7,035,000 were accrued and unpaid at June 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

(c) The subsidiary partnerships incurred property management fees amounting to $579,970 and $576,599 for the three months ended June 30, 2002 and 2001, respectively, of which $459,378 and $462,204 for the three months ended June 30, 2002 and 2001, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

Manhattan A Associates ("Manhattan A")
--------------------------------------

The financial statements for Manhattan A have not been audited for the 2001 Fiscal Year. In August 2001 the Local General Partner of Manhattan A was replaced as the managing agent. The auditors for Manhattan A have been unable to obtain all the books and records to complete the audit. Liberty Associates IV, L.P. has replaced the Local General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

Through June 30, 2002, the Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Through June 30, 2002, the Partnership's limited partnership interest in one Local Partnership was sold. Approximately $260,000 of the purchase price remains to be paid (which includes approximately $242,000 held in escrow).

During the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $617,000. This decrease was attributable to acquisitions of property and equipment ($126,000), principal payments of mortgage notes payable ($401,000), a net decrease in due to Local General Partners and their affiliates relating to investing and financing activities ($23,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($289,000) which exceeded cash provided by operating activities ($223,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,616,000) and an increase in due to debt guarantor ($772,000).

The Partnership has working capital reserves of approximately $8,000 at June 30, 2002.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the three months ended June 30, 2002, the amounts received from operations of the Local Partnerships approximated $159,000.

Partnership management fees owed to the General Partners amounting to approximately $7,394,000 and $7,035,000 were accrued and unpaid at June 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships, one of which has been sold and twenty-four of which had their Tax Credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the balance of such ten year period. If the General Partners determine that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
---------------------

Results of operations for the three months ended June 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

During the Fiscal Year ended March 31, 2002, the Partnership's limited partnership interest in Northwood was sold ("Sold Asset"). Excluding the Sold Asset, the results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 30, 2002 as compared to the corresponding period in 2001. The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased less than 1% for the three months ended June 30, 2002 as compared to the corresponding period in 2001. Excluding the Sold Asset, rental income increased approximately 3% primarily due to rental rate increases.

Total expenses, excluding the Sold Asset, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2002 as compared to the corresponding period in 2001.

Repairs and maintenance decreased approximately $224,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease relating to the Sold Asset.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits - None

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 8, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President and Chief Executive Officer
                          (principal executive and financial officer)

Date:  August 8, 2002

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  August 8, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date:  August 8, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, L.P. and Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ Alan P. Hirmes



Alan P. Hirmes
Chief Executive Officer and Chief Financial Officer
August 8, 2002