Form 10-Q
period 2002-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2002-11-05
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY   REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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
                                   (Unaudited)

                                                  ============      ============
                                                  September 30,       March 31,
                                                      2002              2002
                                                  ------------      ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $122,004,661 and $116,934,212,
  respectively                                    $182,635,945      $187,488,092
Cash and cash equivalents                            5,193,027         6,104,774
Cash held in escrow                                 14,425,829        13,589,564
Deferred costs, net of accumulated
  amortization of $2,190,551
  and $2,098,206, respectively                       3,293,485         3,385,830
Other assets                                         2,981,824         2,265,062
                                                  ------------      ------------
Total assets                                      $208,530,110      $212,833,322
                                                  ============      ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      ==============
                                               September 30,         March 31,
                                                   2002                2002
                                               -------------      --------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 186,577,473      $ 187,964,269
  Due to debt guarantor                           44,565,658         42,858,984
  Accounts payable and other
   liabilities                                    23,629,996         22,103,625
  Due to local general partners and
   affiliates                                     16,005,430         15,900,869
  Due to general partners and
   affiliates                                      9,439,078          8,537,001
                                               -------------      -------------
Total liabilities                                280,217,635        277,364,748
                                               -------------      -------------

Minority interest                                  (295,722)           171,145
                                               -------------      -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (69,442,428)       (62,820,088)
  General Partners                                (1,949,375)        (1,882,483)
                                               -------------      -------------
Total partners' deficit                          (71,391,803)       (64,702,571)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 208,530,110      $ 212,833,322
                                               =============      =============


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                    ===========================     ===========================
                         Three Months Ended              Six Months Ended
                            September 30,                   September 30,
                    ---------------------------     ---------------------------
                       2002             2001*          2002             2001*
                    ---------------------------     ---------------------------
Revenues
Rental income       $ 8,657,599     $ 8,778,704     $17,370,279     $17,581,117
Other                   520,285         508,800         900,810         909,429
                    -----------     -----------     -----------     -----------
Total revenue         9,177,884       9,287,504      18,271,089      18,490,546
                    -----------     -----------     -----------     -----------

Expenses
General and
  administrative      1,730,037       1,848,694       3,738,229       3,899,868
General and
  administrative-
  related parties
  (Note 2)              930,454         964,362       1,847,233       1,880,566
Operating               931,340       1,064,746       2,129,570       2,335,969
Repairs and
  maintenance         1,576,761       1,789,670       2,779,195       3,216,201
Real estate taxes       585,441         601,379       1,156,094       1,195,644
Insurance               354,028         332,949         730,763         681,986
Interest              3,795,021       3,852,028       7,536,244       7,655,671
Depreciation and
  amortization        2,546,684       2,661,011       5,162,794       5,348,959
                    -----------     -----------     -----------     -----------
Total expenses       12,449,766      13,114,839      25,080,122      26,214,864
                    -----------     -----------     -----------     -----------

Loss before
  minority interest  (3,271,882)     (3,827,335)     (6,809,033)     (7,724,318)

Minority interest
  in losses of
  subsidiary
  partnerships           59,973          78,303         119,801         136,238
                    -----------     -----------     -----------     -----------

Net loss            $(3,211,909)    $(3,749,032)    $(6,689,232)    $(7,588,080)
                    ===========     ===========     ===========     ===========

Net loss - limited
  partners          $(3,179,790)    $(3,711,541)    $(6,622,340)    $(7,512,199)
                    ===========     ===========     ===========     ===========

Number of BACs
  outstanding         139,101.5       139,101.5       139,101.5       139,101.5
                    ===========     ===========     ===========     ===========

Net loss per BAC    $    (22.86)    $    (26.68)    $    (47.61)    $    (54.00)
                    ===========     ===========     ===========     ===========


* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                               =================================================
                                                   Limited           General
                                   Total           Partners          Partners
                               -------------------------------------------------
Partners' deficit -
  April 1, 2002                $(64,702,571)     $(62,820,088)     $ (1,882,483)

Net loss -
  six months ended
  September 30, 2002             (6,689,232)       (6,622,340)          (66,892)
                               ------------      ------------      ------------

Partners' deficit -
  September 30, 2002           $(71,391,803)     $(69,442,428)     $ (1,949,375)
                               ============      ============      ============


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   =============================
                                                         Six Months Ended
                                                           September 30,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------------------------

Cash flows from operating activities:

Net loss                                           $(6,689,232)     $(7,588,080)

Adjustments to reconcile net loss to
  net cash provided by
  operating activities:

Depreciation and amortization                        5,162,794        5,348,959
Minority interest in loss of
  subsidiaries                                        (119,801)        (136,238)
Increase in accounts payable and
  other liabilities                                  1,526,371        1,326,259
Increase in cash held in escrow                       (836,265)      (1,404,346)
Increase in other assets                              (716,762)         (96,729)
Increase in due to general partners
  and affiliates                                       902,077          700,843
Increase in due to local
  general partners and affiliates                      355,739          223,555
Decrease in due to local general
  partners and affiliates                             (187,776)         (82,772)
Increase in due to debt guarantor                    1,706,674        2,005,525
                                                   -----------      -----------

Net cash provided by operating
  activities                                         1,103,819          296,976
                                                   -----------      -----------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                       (218,302)        (397,124)
Decrease in due to local general
  partners and affiliates                              (63,402)               0
                                                   -----------      -----------

Net cash used in investing activities                 (281,704)        (397,124)
                                                   -----------      -----------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                         Six Months Ended
                                                           September 30,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------------------------

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                     (1,386,796)      (1,116,579)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (347,066)        (303,599)
                                                   -----------      -----------

Net cash used in financing activities               (1,733,862)      (1,420,178)
                                                   -----------      -----------

Net decrease in cash and
  cash equivalents                                    (911,747)      (1,520,326)

Cash and cash equivalents at
  beginning of period                                6,104,774        4,905,819
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 5,193,027      $ 3,385,493
                                                   ===========      ===========


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 30, 2002 and 2001 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 and 62 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $58,000 and $61,000 and $116,000 and $126,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is generally equal to the respective

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of operations of the Partnership for the three and six months ended September 30, 2002 and 2001 and the cash flows of the Partnership for the six months ended September 30, 2002 and 2001. However, the operating results for the six months ended September 30, 2002 may not be indicative of the results for the year.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:

                               =======================   =======================
                                  Three Months Ended        Six Months Ended
                                     September 30,            September  30,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------
Partnership management
  fees (a)                     $  358,500   $  358,500   $  717,000   $  717,000
Expense reimburse-
  ment (b)                         66,210       60,809      113,111      107,309
Local administrative
  fee (d)                          52,000       49,000      104,000       98,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        476,710      468,309      934,111      922,309
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)            453,744      496,053      913,122      958,257
                               ----------   ----------   ----------   ----------

Total general and ad-
  ministrative-related
  parties                      $  930,454   $  964,362   $1,847,233   $1,880,566
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,752,000 and $7,035,000 were accrued and unpaid at September 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $582,655 and $626,580 and $1,162,625 and $1,203,139 for the three and six months ended September 30, 2002 and 2001, respectively, of which $453,744 and $496,053 and $913,122 and $958,257 for the three and six months ended September 30, 2002 and 2001, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

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

Through September 30, 2002, the Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. As of September 30, 2002, the Partnership has sold its limited partnership interest in one Local Partnership. Approximately $260,000 of the purchase price remains to be paid (which includes approximately $242,000 held in escrow).

During the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $912,000. This decrease was attributable to acquisitions of property and equipment ($218,000), principal payments of mortgage notes payable ($1,387,000), a net decrease in due to local general partners and their affiliates relating to investing activities ($63,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($347,000) which exceeded cash provided by operating activities ($1,104,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,163,000) and an increase in due to debt guarantor ($1,707,000).

The Partnership has working capital reserves of approximately $12,000 at September 30, 2002.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2002, the amounts received from operations of the Local Partnerships approximated $174,000.

Partnership management fees owed to the General Partners amounting to approximately $7,752,000 and $7,035,000 were accrued and unpaid at September 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the

Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

During the Fiscal Year ended March 31, 2002, the Partnership's limited partnership interest in Northwood was sold ("Sold Asset"). Excluding the Sold Asset, the results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and six months ended

September 30, 2002 as compared to the corresponding periods in 2001. The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% for both the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, rental income increased approximately 2% for each period, primarily due to rental rate increases.

Total expenses, excluding the Sold Asset, remained fairly consistent with decreases of approximately 3% and 2% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001.

Operating and repairs and maintenance decreased approximately $133,000 and $206,000 and $213,000 and $437,000 for the three and six months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to decreases relating to the Sold Asset.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the general partner of the General Partners of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

Date:  November 5, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President and Chief Executive Officer
                          (principal executive and financial officer)

Date:  November 5, 2002

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  November 5, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Chief Executive Officer
                      (principal executive and financial officer)

Date:  November 5, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the General Partner of Related Credit Properties III L.P. and of Liberty GP III Inc. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           By:/s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes
                              Chief Executive Officer and
                              Chief Financial Officer
                              November 5, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit
Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     November 5, 2002