Form 10-Q
period 2002-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2003-02-07
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF  THE   SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2002

                                       OR

----- TRANSITION   REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                               13-3491408
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification
No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                =============      =============
                                                 December 31,        March 31,
                                                     2002              2002
                                                -------------      -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $124,610,154 and $116,934,212,

  respectively                                  $ 180,615,342      $ 187,488,092
Cash and cash equivalents                           5,354,511          6,104,774
Cash held in escrow                                14,333,768         13,589,564
Deferred costs, net of accumulated
  amortization of $2,636,836
  and $2,098,206, respectively                      3,095,068          3,385,830
Other assets                                        3,095,954          2,265,062
                                                -------------      -------------
Total assets                                    $ 206,494,643      $ 212,833,322
                                                =============      =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                =============      =============
                                                 December 31,        March 31,
                                                     2002              2002
                                                -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                        $ 186,574,508      $ 187,964,269
  Due to debt guarantor                            45,352,969         42,858,984
  Accounts payable and other
   liabilities                                     24,206,717         22,103,625
  Due to local general partners and
   affiliates                                      16,251,422         15,900,869
  Due to general partners and
   affiliates                                       9,873,803          8,537,001
                                                -------------      -------------
Total liabilities                                 282,259,419        277,364,748
                                                -------------      -------------

Minority interest                                    (524,423)           171,145
                                                -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                        (73,252,492)       (62,820,088)
  General Partners                                 (1,987,861)        (1,882,483)
                                                -------------      -------------
Total partners' deficit                           (75,240,353)       (64,702,571)
                                                -------------      -------------
Total liabilities and partners'
  deficit                                       $ 206,494,643      $ 212,833,322
                                                =============      =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ============================    ============================
                           Three Months Ended              Nine Months Ended
                              December 31,                    December 31,
                      ----------------------------    ----------------------------
                          2002            2001*           2002            2001*
                      ----------------------------    ----------------------------

Revenues
Rental income         $  8,611,866    $  8,812,456    $ 25,982,145    $ 26,393,573
Other                      503,647         606,611       1,417,519       1,456,040
                      ------------    ------------    ------------    ------------
Total revenue            9,115,513       9,419,067      27,399,664      27,849,613
                      ------------    ------------    ------------    ------------

Expenses
General and
  administrative         1,840,352       1,762,808       5,591,643       5,662,676
General and
  administrative-
  related parties
  (Note 2)                 948,611         918,585       2,795,844       2,799,151
Operating                  852,985         882,455       2,982,555       3,218,424
Repairs and
  maintenance            1,501,480       1,442,307       4,280,675       4,598,508
Real estate taxes          579,358         575,559       1,735,452       1,771,203
Insurance                  393,360         370,012       1,124,123       1,051,998
Interest                 3,869,452       3,725,021      11,405,696      11,380,692
Depreciation and
  amortization           3,051,778       2,675,611       8,214,572       8,024,570
                      ------------    ------------    ------------    ------------
Total expenses          13,037,376      12,352,358      38,130,560      38,507,222
                      ------------    ------------    ------------    ------------
Loss before
  minority interest     (3,921,863)     (2,933,291)    (10,730,896)    (10,657,609)
Minority interest
  in losses of
  subsidiary
  partnerships              73,313          46,961         193,114         183,199
                      ------------    ------------    ------------    ------------
Net loss              $ (3,848,550)   $ (2,886,330)   $(10,537,782)   $(10,474,410)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (3,810,064)   $ (2,857,467)   $(10,432,404)   $(10,369,666)
                      ============    ============    ============    ============

Number of BACs
  outstanding            139,101.5       139,101.5       139,101.5       139,101.5
                      ============    ============    ============    ============

Net loss per BAC      $     (27.39)   $     (20.54)   $     (75.00)   $     (74.55)
                      ============    ============    ============    ============


* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                               =================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               -------------------------------------------------
Partners' deficit -
  April 1, 2002                $(64,702,571)     $(62,820,088)     $ (1,882,483)

Net loss -
  nine months ended
  December 31, 2002             (10,537,782)      (10,432,404)         (105,378)
                               ------------      ------------      ------------

Partners' deficit -
  December 31, 2002            $(75,240,353)     $(73,252,492)     $ (1,987,861)
                               ============      ============      ============


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 ==============================
                                                        Nine Months Ended
                                                           December 31,
                                                 ------------------------------
                                                     2002              2001*
                                                 ------------------------------
Cash flows from operating activities:

Net loss                                         $(10,537,782)     $(10,474,410)

Adjustments to reconcile net loss to
  net cash provided by
  operating activities:

Depreciation and amortization                       8,214,572         8,024,570
Minority interest in loss of
  subsidiaries                                       (193,114)         (183,199)
Increase in accounts payable and
  other liabilities                                 2,103,092         1,725,632
Increase in cash held in escrow                      (744,204)         (986,494)
Increase in other assets                             (830,892)         (124,116)
Increase in due to general partners
  and affiliates                                    1,336,802         1,136,464
Increase in due to local
  general partners and affiliates                     466,331           289,423
Decrease in due to local general
  partners and affiliates                             (51,831)         (100,938)
Increase in due to debt guarantor                   2,493,985         2,882,172
                                                 ------------      ------------

Net cash provided by operating
  activities                                        2,256,959         2,189,104
                                                 ------------      ------------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                      (803,192)         (521,757)
Decrease in due to local general
  partners and affiliates                             (63,402)                0
Decrease in cash held in escrow for
  real estate investments                                   0            39,798
                                                 ------------      ------------
Net cash used in investing activities                (866,594)         (481,959)
                                                 ------------      ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                 ==============================
                                                        Nine Months Ended
                                                           December 31,
                                                 ------------------------------
                                                     2002              2001*
                                                 ------------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                    (6,708,461)       (1,493,242)
Borrowings on mortgage notes                        5,318,700                 0
Increase in deferred costs                           (247,868)                0
Decrease in due to local general
  partners and affiliates                                (545)                0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                  (502,454)         (304,630)
                                                 ------------      ------------

Net cash used in financing activities              (2,140,628)       (1,797,872)
                                                 ------------      ------------

Net decrease in cash and
  cash equivalents                                   (750,263)          (90,727)

Cash and cash equivalents at
  beginning of period                               6,104,774         4,905,819
                                                 ------------      ------------

Cash and cash equivalents at
  end of period                                  $  5,354,511      $  4,815,092
                                                 ============      ============


* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2002 and 2001 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 and 62 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $66,000 and $47,000 and $182,000 and $173,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is generally equal to the respective

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, the results of operations of the Partnership for the three and nine months ended December 31, 2002 and 2001 and the cash flows of the Partnership for the nine months ended December 31, 2002 and 2001. However, the operating results for the nine months ended December 31, 2002 may not be indicative of the results for the year.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:

                                 Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------
Partnership management

  fees (a)                     $  358,500   $  358,500   $1,075,500   $1,075,500
Expense reimburse-
  ment (b)                         76,145       57,500      189,256      164,809
Local administrative
  fee (d)                          52,000       49,000      156,000      147,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        486,645      465,000    1,420,756    1,387,309
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)            461,966      453,585    1,375,088    1,411,842
                               ----------   ----------   ----------   ----------

Total general and ad-
  ministrative-related
  parties                      $  948,611   $  918,585   $2,795,844   $2,799,151
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $8,111,000 and $7,035,000 were accrued and unpaid at December 31, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $586,725 and $570,209 and $1,749,350 and $1,773,348 for the three and nine months ended December 31, 2002 and 2001, respectively, of which $461,966 and $453,585 and $1,375,088 and $1,411,842 for the three and nine months ended December 31, 2002 and 2001, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Mortgage Notes Payable

Citrus Meadows  Apartments,  Ltd.  ("Citrus  Meadows")
------------------------------------------------------
On July 23, 2002, Citrus Meadows refinanced its existing mortgage indebtedness in the amount of $5,009,000. The new mortgage in the amount of $5,318,700 bears interest at the rate of 6.85% per annum and matures on August 1, 2037. Financing costs of approximately $248,000 were incurred, and a replacement reserve of approximately $212,000 and mortgage insurance and tax reserve of approximately $93,000 were established.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

Note 4 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The financial statements for Manhattan A have not been audited for the 2001 Fiscal Year. In August 2001 the Local General Partner of Manhattan A was replaced as the managing agent. The auditors for Manhattan A have been unable to obtain all the books and records to complete the audit for 2001 but are currently working on the 2002 audit. Liberty Associates IV, L.P. has replaced the Local General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. As of December 31, 2002, the Partnership has sold its limited partnership interest in one Local Partnership. Approximately $260,000 of the purchase price remains to be paid (which includes approximately $242,000 held in escrow).

During the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $750,000. This decrease was attributable to acquisitions of property and equipment ($803,000), net principal payments and borrowings on mortgage notes payable ($1,390,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($64,000), an increase in deferred costs ($248,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($502,000) which exceeded cash provided by operating activities ($2,257,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities are depreciation and amortization ($8,215,000) and an increase in due to debt guarantor ($2,494,000).

The Partnership has a working capital reserve of approximately $103,000 at December 31, 2002.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2002, the amounts received from operations of the Local Partnerships approximated $315,000.

Partnership management fees owed to the General Partners amounting to approximately $8,111,000 and $7,035,000 were accrued and unpaid at December 31, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Results of Operations
---------------------

Results of operations for the three and nine months ended December 31, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

During the Fiscal Year ended March 31, 2002, the Partnership's limited partnership interest in Northwood was sold the ("Sold Asset"). Excluding the Sold Asset, the results of the operations of the Partnership, as well as the

Local Partnerships remained fairly consistent during the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, other than other income and depreciation and amortization. The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 2% for both the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, rental income had no change and an increase of approximately 1% for the three and nine months ended December 31, 2002 as compared to 2001, respectively, primarily due to rental rate increases.

Other income decreased approximately $103,000 and $39,000 for the three and nine months ended December 31, 2002, as compared to 2001. Excluding the Sold Asset, other income (decreased) increased approximately ($78,000) and $2,000. The decrease for the three months is primarily due to the receipt of a one time anti-drug grant in 2001 at one Local Partnership and the recognition of interest income in 2001 that was being underaccrued in prior years at a second Local Partnership.

Total expenses, excluding the Sold Asset and depreciation and amortization, remained fairly consistent with increases of approximately 5% and 1% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001.

Depreciation and amortization increased approximately $376,000 and $190,000 for the three and nine months ended December 31, 2002, as compared to 2001. Excluding the Sold Asset, depreciation and amortization increased approximately $428,000 and $345,000 primarily due to the writeoff of deferred costs at one Local Partnership in the third quarter of 2002 due to a refinancing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the general partner of each of the General Partners of the Partnership and of Liberty GP III, Inc., the other General Partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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

Date: February 6, 2003

                       By: /s/ Alan P. Hirmes
                           ------------------
                           Alan P. Hirmes,
                           President and Chief Executive Officer
                           (principal executive and financial officer)

Date: February 6, 2003

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (principal accounting officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date: February 6, 2003

                       By: /s/ Alan P. Hirmes
                           ------------------
                           Alan P. Hirmes,
                           President and Chief Executive Officer
                           (principal executive and financial officer)


Date: February 6, 2003

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, Inc. the General Partner of Related Credit Properties III L.P. and of Liberty GP III Inc. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               February 6, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit
Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 6, 2003