Form 10-K
period 2003-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2003-06-20
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $(69,442,000), based on Limited Partner equity (deficit) as of such date.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties") are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"; and together with the Housing Tax Credit, the "Tax Credits"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the Partnership interests in the Local Partnership. As of March 31, 2003 the Partnership has disposed of one of its 62 original Properties. As of March 31, 2003, approximately $109,000,000 (not including acquisition fees) of net proceeds have been invested in the remaining 61 Local Partnerships. The Partnership does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates is the special limited partner in all of the remaining Local Partnerships. Liberty Associates has certain rights and obligations in its role as special limited partner which permit this affiliate of the registrant to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to substantial Tax Credits over the period of the Partnership's entitlement to claim such Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Property.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the "Compliance Period") commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (1) the Partnership ceases to meet qualification requirements ,
(2) there is a decrease in the qualified basis of the property, or (3) there is a reduction in the taxpayer's interest in the property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

As of March 31, 2003, the Credit Periods for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.

The Partnership no longer continues to meet its primary objective of generating Tax Credits. The Partnership generated Tax Credits of approximately $1,274,000, $8,019,000 and $15,786,000 during the tax years 2002, 2001 and 2000 respectively.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

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

There can be no assurance that the Partnership will continue to achieve any of its investment objectives in the future.

Certain Subsidiary Partnerships are the beneficiaries of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development ("HUD") subsidizes the amount of rent that the Subsidiary
Partnership earns. Pursuant to those subsidy agreements, the Subsidiary Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Subsidiary Partnerships from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence without HUD's approval.

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

Item 2. Properties.

As of March 31, 2003 the Partnership held a 98% limited partnership interest in 60 Local Partnerships and a 26.46% limited partnership interest in 1 Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 61 Local Partnerships own 65 apartment complexes. During the year ended March 31, 2002, the Partnership sold its limited partnership interest in one Local Partnership, Northwood Associates Limited Partnership (the "Sold Asset"). Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                     % of Units Occupied  at  May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2003   2002   2001  2000   1999
-----------------                   -------------    ----   ----   ----  ----   ----
C.V. Bronx Associates, L.P./
  Gerald Gardens
  Bronx, NY  (121)                  June 1989        100     98     95    98     98
Michigan Rural Housing
  Limited Partnership

  Michigan  (192)(a)                September 1989    95     86     96    90     94
Jefferson Limited Partnership
  Schreveport, LA  (69)             December 1989    100     99     92    96     93
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI  (36)              October 1989     100    100    100   100    100
RBM Associates/Spring Garden
  Philadelphia, PA  (8)             December 1989    100    100     89    89    100
Glenbrook Associates
  Atglen, PA  (35)                  November 1989     94    100    100   100     97
Affordable Flatbush Associates
  Brooklyn, NY  (30)                December 1989     97     97     93   100     93
Barclay Village II, LTD.
  Chambersburg, PA  (87)            November 1989     95     99     99    97     98
1850 Second Avenue Associates, L.P.
  New York, NY  (48)                October 1989      98     98    100   100    100
R.P.P. Limited Dividend Housing/
  River Place
  Detroit, MI  (301)                November 1989     91     94     97    98     98
Williamsburg Residential II, L.P.
  Wichita, KS  (50)                 November 1989     84     91     93    64     90
West 104th Street Associates L.P.
  New York, NY  (56)                December 1989    100    100    100   100    100
Meredith Apartments, LTD.
  Salt Lake City, UT  (22)          August 1989       77     86    100    91    100
Ritz Apartments, LTD.
  Salt Lake City, UT  (30)          August 1989       79     97     83    90    100
Ashby Apartments, LTD.
  Salt Lake City, UT  (27)          August 1989       93     89     89    85     96
South Toledo Associates, LTD.
  Toledo, OH  (18)                  January 1990     100     89    100   100     94
Dunlap School Venture
  Philadelphia, PA  (35)            January 1990     100     91    100   100     97

                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------

                                                     % of Units Occupied  at  May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2003   2002   2001  2000   1999
-----------------                   -------------    ----   ----   ----  ----   ----
Philipsburg Elderly Housing
  Associates
  Philipsburg, PA  (103)            February 1990    100     98     95    96     97
Franklin Elderly Housing
  Associates
  Franklin, PA  (89)                February 1990     99    100    100   100    100
Wade D. Mertz Elderly Housing
  Associates
  Sharpsville, PA  (103)            February 1990    100     98     99    98    100
Lancashire Towers Associates
  Limited Partnership
  Cleveland, OH  (240)              February 1990     91    100     92    92     96
Northwood Associates Limited
  Partnership
  Toledo, OH  (176)                 February 1990    (b)    (b)     85    97     94
Brewery Renaissance Associates
  Middletown, NY  (53)              February 1990    100    100    100    96     98
Brandywine Court Associates, L.P.
  Jacksonville, FL  (52)            November 1989    100     96     87    90     92
Art Apartments Associates
  Philadelphia, PA  (30)            March 1990        93    100    100    90    100
The Village at Carriage Hills, LTD.
  Clinton, TN  (48)                 March 1990       100    100    100   100     96
Mountainview Apartments, LTD.
  Newport, TN  (34)                 March 1990       100    100    100   100     97
The Park Village, Limited
  Jackson, MS  (24)                 March 1990        92    100    100   100    100
River Oaks Apartments, LTD.
  Oneonta, AL  (35)                 March 1990        94    100    100    97     97
Forrest Ridge Apartments, LTD.
  Forrest City, AR  (25)            March 1990        88    100    100   100    100
The Hearthside Limited Dividend
  Housing Association Limited
  Partnership
  Portage, MI  (101)                March 1990        99     98     97    91    100
Redemptorist Limited Partnership
  New Orleans, LA  (126)            March 1990        82     88     94    91     94
Manhattan A Associates
  New York,  NY  (99)               April 1990        99     98     97    98     98
Broadhurst Willows, L.P.
  New York, NY  (129)               April 1990        98     99     98    95     97
Weidler Associates Limited
  Partnership
  Portland, OR  (52)                May 1990          94     98     94    98    100
Gentle Pines-West Columbia
  Associates, L.P.
  Columbia, SC  (150)               June 1990         97     95     99    89     98
Lake Forest Estates II, LTD.
  Livingston, AL  (32)              June 1990        100     87    100   100    100

                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------

                                                     % of Units Occupied  at  May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2003   2002   2001  2000   1999
-----------------                   -------------    ----   ----   ----  ----   ----
Las Camelias Limited Partnership
  Rio Piedras, PR  (166)            June 1990         94    100     99    92     97
WPL Associates XXIII
  Portland, OR  (48)                July 1990         96     97     98    90     97
Broadway Townhouses L.P.
  Camden, NJ  (175)                 July 1990        100     99     99   100    100
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR  (67)                August 1990       99     99     99    97    100
Citrus Meadows Apartments, LTD.
  Brandenton, FL  (200)             July 1990         86     95     96    92     88
Sartain School Venture
  Philadelphia, PA  (35)            August 1990      100     97     97   100     91
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL  (176)         September 1990    97     98     99    99    100
Holly Hill, LTD.
  Greenville, TN  (46)              October 1990      91     98     98   100     98
Mayfair Apartments LTD.
  Morristown, TN  (48)              October 1990      98     89    100   100     96
Foxcroft Apartments LTD.
  Troy, AL  (48)                    October 1990      96     77     94   100     98
Canterbury Apartments, LTD.
  Indianola, MS  (48)               October 1990      96     96     94   100     98
Cutler Canal III Associates, LTD.
  Miami, FL  (262)                  October 1990      98     98     99    99     98
Jefferson Place L.P.
  Olathe, KS  (352)                 October 1990      89     90     96    98     97
Callaway Village, LTD.
  Clinton, TN  (46)                 November 1990     96     89     96   100     93
Commerce Square Apartments
  Associates L.P.
  Smyrna, DE  (80)                  December 1990     96     95     98    96     96
West 132nd Development
  Partnership
  New York, NY  (40)                December 1990    100    100    100    97    100
Site H Development Co.
  Brooklyn, NY  (11)                December 1990    100    100     93   100     93
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA  (78)            December 1990     87     95     86    94     97
Diamond Phase II Venture
  Philadelphia, PA  (32)            December 1990     97     97     96    91    100
Bookbindery Associates
  Philadelphia, PA  (41)            December 1990     90     95     98    95    100
The Hamlet, LTD.
  Boynton Beach, FL  (240)          December 1990     92     90     96    95     89
Stop 22 Limited Partnership
  Santurce, PR  (153)               December 1990     97     99     98    99     99
Knob Hill Apartments, LTD.
  Greenville, TN  (48)              December 1990    100     98    100   100    100

                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------

                                                     % of Units Occupied  at  May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2003   2002   2001  2000   1999
-----------------                   -------------    ----   ----   ----  ----   ----
Conifer James Street Associates
  Syracuse, NY  (73)                December 1990     90     94     92    97     79
Longfellow Heights Apartments, L.P.
  Kansas City, MO  (104)            March 1991       100     92     96    99     94

(a) Consists of five apartment complexes located throughout Michigan.

(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2002 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

The  General   Partners  have  generally   required,   in  connection  with  the
Partnership's investments in the Local Partnerships, that the general partners of each Local Partnership (the "Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local
Partnership  during  a  limited  period  of time  following  rent  stabilization
("Guarantee Period"). In each case, the operating deficits have been funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregate approximately $18,700,000, of which approximately $17,600,000 had expired as of March 31, 2003. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees are secured by letters of credit and/or cash escrow deposits.

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

As of April 10, 2003 the Partnership has approximately 9,080 registered holders of an aggregate of 139,101.5 BACs.

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

However, the Partnership has made no distributions to BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                               Year Ended March 31,
                                ---------------------------------------------------------------------------------
OPERATIONS                           2003             2002             2001             2000             1999
----------                      -------------    -------------    -------------    -------------    -------------
Revenues                        $  36,597,281    $  36,841,341    $  37,266,093    $  35,444,349    $  36,122,840

Operating expenses                (54,422,951)     (51,253,195)     (51,522,177)     (51,605,028)     (51,078,523)
                                -------------    -------------    -------------    -------------    -------------
Loss before minority
  interest and extraordi-
  nary item                       (17,825,670)     (14,411,854)     (14,256,084)     (16,160,679)     (14,955,683)
Minority interest in
  loss of subsidiary partner-
  ships                               281,929          218,421          208,775          214,105          259,094
Extraordinary item -
  forgiveness of indebt-
  edness income                             0        2,156,560                0                0                0
                                -------------    -------------    -------------    -------------    -------------
Net loss                        $ (17,543,741    $ (12,036,873)   $ (14,047,309)   $ (15,946,574)   $ (14,696,589)
                                =============    =============    =============    =============    =============
Net loss - limited part-
  ners                          $ (17,368,304)   $ (11,916,504)   $ (13,906,836)   $ (15,787,108)   $ (14,549,623)
                                =============    =============    =============    =============    =============

Net loss per BAC                $     (124.86)   $      (85.67)   $      (99.98)   $     (113.49)   $     (104.60)
                                =============    =============    =============    =============    =============

                                                               Year Ended March 31,
                                ---------------------------------------------------------------------------------
FINANCIAL POSITION                  2003             2002             2001             2000             1999
------------------              -------------    -------------    -------------    -------------    -------------
Total assets                    $ 200,113,780    $ 212,833,322    $ 224,963,913    $ 235,131,327    $ 245,335,047
                                =============    =============    =============    =============    =============

Total liabilities               $ 283,228,034    $ 277,364,748    $ 277,376,359    $ 272,523,628    $ 266,334,183
                                =============    =============    =============    =============    =============

Minority interest               $    (867,942)   $     171,145    $     253,252    $   1,226,088    $   1,672,679
                                =============    =============    =============    =============    =============

Total partners' deficit         $  82,246,312    $ (64,702,571)   $ (52,665,698)   $ (38,618,389)   $ (22,671,815)
                                =============    =============    =============    =============    =============


During the years ended March 31, 1999 through 2003, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 1999 through 2003, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

                 SELECTED QUARTERLY FINANCIAL DATE (UNAUDITED)

                         June 30,      September 30,   December 31,      March 31,
                           2002            2002            2002            2003
                       ------------    ------------    ------------    ------------
Revenues               $  9,093,205    $  9,177,884    $  9,128,575    $  9,197,617
Operating expenses      (13,100,025)    (11,980,097)    (13,050,438)    (16,292,391)
                       ------------    ------------    ------------    ------------

Loss before minority
  interest and ex-
  traordinary gain
                         (4,006,820)     (2,802,213)     (3,921,863)     (7,094,774)

Minority interest in
  loss of subsidiary
  partnerships               59,828          59,973          73,313          88,815
                       ------------    ------------    ------------    ------------

Net loss               $ (3,946,992)   $ (2,742,240)   $ (3,848,550)   $ (7,005,959)
                       ============    ============    ============    ============

Net loss - limited
  partnership          $ (3,907,522)   $ (2,714,818)   $ (3,810,065)   $ (6,935,899)
                       ============    ============    ============    ============

Net loss per BAC       $     (28.09)   $     (19.52)   $     (27.40)   $     (49.86)
                       ============    ============    ============    ============

                         June 30,      September 30,   December 31,      March 31,
                           2001            2001            2001            2002
                       ------------    ------------    ------------    ------------
Revenues               $  9,203,042    $  9,287,504    $  9,359,067    $  8,991,728
Operating expenses      (13,100,025)    (13,114,839)    (12,216,358)    (12,821,973)
                       ------------    ------------    ------------    ------------

Loss before minority
  interest and ex-
  traordinary gain       (3,896,983)     (3,827,335)     (2,857,291)     (3,830,245)

Minority interest in
  loss of subsidiary
  partnerships               57,935          78,303          46,961          35,222

Extraordinary Item
  forgiveness of in-
  debtedness income               0               0               0       2,156,560
                       ------------    ------------    ------------    ------------

Net loss               $ (3,839,048)   $ (3,749,032)   $ (2,810,330)   $ (1,638,463)
                       ============    ============    ============    ============

Net loss - limited
  partnership          $ (3,800,658)   $ (3,711,541)   $ (2,782,227)   $ (1,622,078)
                       ============    ============    ============    ============

Net loss per BAC       $     (27.32)   $     (26.68)   $     (20.01)   $     (11.66)
                       ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Through March 31, 2003, the Partnership has invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships, of which approximately $260,000 remains to be paid including approximately $242,000 held in escrow. During the year ended March 31, 2002, the Partnership sold its limited partnership interest in one Local Partnership. For a discussion of this sale, see Note 10 in Item 8.

During the year ended March 31, 2003, the Partnership's primary source of funds included (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

For the year ended March 31, 2003, cash and cash equivalents of the Partnership and its 61 consolidated Subsidiary Partnerships decreased by approximately $1,006,000. This decrease was attributable to a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($757,000), acquisition of property and equipment ($1,193,000), net repayments and borrowings on mortgage notes ($2,716,000), an increase in cash held in escrow relating to investing activities ($29,000) and an increase in deferred costs ($242,000) which exceeded cash provided by operating activities ($3,542,000), an increase in advances from debt guarantor ($360,000) and a net increase in due to Local General Partners and affiliates relating to investing and financing activities ($31,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of $11,201,000, loss on impairment of fixed assets $2,154,000 and an increase in due to debt guarantor in the amount of $3,124,000.

The Partnership has an unconsolidated working capital reserve of approximately $467,000 at March 31, 2003.

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

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the

Partnership. During the years ended March 31, 2003, 2002 and 2001, the amounts received from operations of the Local Partnerships were approximately $774,000, $216,000 and $239,000, respectively.

Partnership management fees owed to the General Partners amounted to approximately $8,465,000 and $7,035,000 were accrued and unpaid at March 31, 2003 and 2002. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of the offering in 62 Local Partnerships, one of which has been sold and nine of which have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the Property during the remainder of the Credit Period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the Property on the market which is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

a)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards  (SFAS)  No.  144  "Accounting  for  the  Impairment  or  Disposal  of

Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

b)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2003, the Partnership has recorded approximately $2,154,000 as a loss on impairment of assets. Through March 31, 2003, the Partnership has recorded approximately $22,237,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale as of March 31, 2003.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2003, 2002 and 2001 ("Fiscal 2002", "Fiscal 2001" and "Fiscal 2000", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The net loss for the 2002, 2001 and 2000 Fiscal Years totaled $17,543,741, $12,036,873 and $14,047,309, respectively.

2002 vs. 2001
-------------

Rental income decreased approximately 2% for Fiscal 2002 as compared to Fiscal 2001. Excluding the Sold Asset, rental income increased less than 1%, primarily due to rental rate increases.

Other income increased approximately $362,000 for Fiscal 2002 as compared to Fiscal 2001. Excluding Northwood (the "Sold Asset"), other income increased approximately $416,000 primarily due to the receipt of a drugs elimination grant at one Local Partnership and the write-off of receivables in fiscal year 2001 at a second Local Partnership.

Total expenses, excluding the Sold Asset, general and administrative and insurance, remained fairly consistent with an increase of approximately 4% for fiscal year 2002 as compared to fiscal year 2001.

General and administrative increased approximately $1,097,000 for Fiscal 2002 as compared to Fiscal 2001. Excluding the Sold Asset, general and administrative increased approximately $1,285,000 primarily due to supervisory management fees paid at two Local Partnerships and increases in payroll and payroll related expenses at several Local Partnerships.

Insurance increased approximately $341,000 for Fiscal 2002 as compared to Fiscal 2001. Excluding the Sold Asset, insurance increased approximately $364,000 primarily due to increased premiums at the Local Partnerships.

A loss on impairment of fixed assets of approximately $2,154,000 was recorded in Fiscal Year 2002.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------
R.P.P.  Limited Dividend Housing Association Limited Partnership ("River Place")
--------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $46,343,389, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2003. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2003 and 2002. The net loss after minority interest for River Place amounted to approximately $3,127,000, $3,190,000 and $3,795,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $100,000. Brandywine's management has determined that the Project is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Project would require relief of debt in excess of the parameters allowed. Brandywine's management is seeking a buyer for the Project. In view of these matters, there is substantial doubt as to the Partnership's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2003 and 2002. The net loss after minority interest for Brandywine amounted to approximately $665,000 (which includes a $553,000 loss on impairment of fixed assets), $161,000 and $143,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Gentle Pines as a going concern. Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. Gentle Pines' HAP contract expires on November 30, 2003. The South Carolina State Housing Finance and Development Authority has informed the owner that it will not renew the HAP contract. In view of these matters, there is substantial doubt as to Gentle Pines' ability to continue as a going concern. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2003 and 2002. The net loss after minority interest for Gentle Pines amounted to approximately $1,887,000 (which includes a $1,601,000 loss on impairment of fixed assets), $181,000 and $160,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2002 and 2001, Jefferson's current liabilities exceeded its current assets by over $13,000 and $18,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $43,322 and $17,763 of current liabilities at December 31, 2002 and 2001, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2002. The Partnership's investment in Jefferson was approximately $113,000 and $263,000 at March 31, 2003 and 2002, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $150,000, $150,000, and $105,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

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

Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal year 2002.

Other Subsidiary Partnerships
-----------------------------

Four of the Subsidiary Partnerships are leasing the land on which the Properties are located for terms ranging from 28 to 99 years. The leases for these Properties are noncancelable. At December 31, 2002, those Subsidiary Partnerships were committed to minimum annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,478,733 in total thereafter.

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

Item 8. Financial Statements and Supplementary Data.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                                 20

        Consolidated Balance Sheets at March 31, 2003 and 2002                      151

        Consolidated Statements of Operations for the Years Ended March 31,
        2003, 2002 and 2001                                                         152

        Consolidated Statements of Changes In Partners' Deficit for the Years
        Ended March 31, 2003, 2002 and 2001                                         153

        Consolidated Statements of Cash Flows for the Years Ended  March 31,
        2003, 2002 and 2001                                                         154

        Notes to Consolidated Financial Statements                                  156


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 61 (Fiscal 2002, 2001 and 2000) subsidiary partnerships whose losses aggregated $15,565,338, $10,083,257 and $12,004,389 of the Partnership's net loss for the 2002, 2001 and 2000 Fiscal Years, respectively, and whose assets constituted 96% of the Partnership's assets at March 31, 2003 and 2002, presented in the accompanying consolidated financial statements. The financial statements of 60 (Fiscal 2002 and 2001) and 61 (Fiscal 2000) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 2002 and Fiscal 2001) subsidiary partnership was unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These three subsidiary partnerships' net losses aggregated $5,678,496 (Fiscal
2002),  $3,532,309  (Fiscal 2001) and $4,098,811 (Fiscal 2000), and their assets aggregated $14,043,226 and $17,242,655 at March 31, 2003 and 2002, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 30, 2003

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.
February 12, 2003

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 2, 2001

[Letterhead of THEO CARSON & ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan

January 31, 2003

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

January 28, 2002

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 2002 and December 31, 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2002 and December 31, 2001 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
February 4, 2003
Shreveport, Louisiana

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

/s/ Cole, Evans & Peterson
February 6, 2002
Shreveport, Louisiana

[Letterhead of DAMIANO & BURK]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2002, and the related statements of operations and changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2002 and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports on our test of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplementary information included in the report shown on pages 13-19 is presented for the purposes of additional analysis and are not a required part of the basic financial statements of Inter-Tribal Indian Village Housing Development Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 22, 2003

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

/s/ Paul Damiano CPA PC
Lincoln, Rhode Island
January 18, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
RBM Associates

We have audited the accompanying balance sheets of RBM Associates as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2002, dated February 7, 2003, on our consideration of RBM Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

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

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates
Lancaster, Pennsylvania

Rural Development
Allentown, Pennsylvania

We have  audited the  accompanying  balance  sheets of Glenbrook  Associates  (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2003 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 16 through 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 17, 2003

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

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 14, 2002

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheets of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 2002 and December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey
March 1, 2003

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

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey
March 1, 2002

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated February 10, 2003, on our consideration of Barclay Village II, Ltd.'s internal control and on our test of its compliance certain provisions of laws, regulations, contracts and with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and specific requirements applicable to Fair Housing and Nondiscrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

February 10, 2003

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

February 6, 2002

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants
New York, N.Y.
February 3, 2003

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
January 25, 2001

[Ernst & Young Letterhead]

Report of Independent Certified Public Accountants

Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have  audited the  accompanying  balance  sheets of R.P.P.  Limited  Dividend
Housing Association Limited Partnership (the Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
January 24, 2003

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
January 31, 2002

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 9, 2003

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

/s/ Chesser & Company, P.A.
Wichita, Kansas
March 16, 2001

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2002 and December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
March 1, 2003

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

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
March 1, 2002

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2003

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 14, 2002

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2003

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 14, 2002

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2003

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 14, 2002

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2002, and the related statements of profit and (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2003 on our consideration of the Partnership's internal controls and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 7, 2003
Carmel, Indiana

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana
January 5, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dunlap School Venture

We have audited the accompanying balance sheet of Dunlap School Venture as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 24, 2003, on our consideration of Dunlap School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 13, 2001

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 23, 2003 on our consideration Philipsburg Elderly Housing Associates (A Maine Limited Partnership) internal control and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

Portland, Maine
January 23, 2003

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

Portland, Maine
January 18, 2002

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 21, 2003 on our consideration of internal controls over financial reporting of Franklin Elderly Housing Associates (A Maine Limited Partnership) internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 21, 2003

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 18, 2002

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 21, 2003 on our consideration of internal controls over financial reporting of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 14-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 21, 2003

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 18, 2002

[Letterhead of BICK FREDMAN & CO]

Independent Auditor's Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 2002 and 2001, and the related statement of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2003 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated January 10, 2003 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Bick Fredman & Co
Cleveland, Ohio
January 10, 2003

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

Rochester, New York
February 8, 2002

[Letterhead of FASMAN, KLEIN & FELDSTEIN]

INDEPENDENT AUDITOR'S REPORT

To the Partners,
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheet of Brewery Renaissance Associates, L.P. (the Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
March 11, 2003

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

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
March 12, 2002

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2002 and 2001, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have issued reports dated January 20, 2003 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 17, 2002

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 2002 and 2001, and the related statements of statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 2002 and 2001, and its results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 29, 2003

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

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 1, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2003 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2003 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted auditing accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
   (a Michigan Limited Partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 24, 2003

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

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 25, 2002

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 2003, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated February 10, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2003

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 20, 2002

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners
MANHATTAN A ASSOCIATES
(A LIMITED PARTNERSHIP)
New York, New York

We have audited the accompanying balance sheet of Manhattan A Associates (A limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan A Associates as of December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
March 21, 2003

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

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 19, 2001

[Letterhead of Merina & Company, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheet of Weidler Associates Limited Partnership (a tax-exempt corporation), HUD Project No. 126-35209, as of December 31, 2002, and the related statements of profit and loss, changes in partners' capital, and cash flows. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Weidler Associates Limited Partnership as of December 31, 2001 were audited by other auditors whose report dated February 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued reports dated February 21, 2003 on our consideration of Project's internal control and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information listed as Supplementary Data and Independent Auditor's Reports Required by HUD in the table of contents are presented for purposes of additional analysis and are not a required part of the basic financial statements of the Weidler
Associates Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Merina & Company
West Linn, Oregon
February 21, 2003

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

GREGG ASSOCIATES, PC
/s/ David R. Gregg
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 20, 2002

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 2002 and 2001, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-36627, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Gental Pines - West Columbia Associates, L.P. (A Limited Partnership) will continue as a going concern. As described in Note B and reported in the accompanying financial statements, Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership) has had recurring net losses and has an increasing working capital deficit in recent years. These conditions raise substantial doubt about Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership) ability to continue as a going concern. Management's plans in regard to those matters are described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in existence.

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

In accordance with Government Auditing Standards, we have issued reports dated January 13, 2003 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-36627, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 13, 2003

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

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 21, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2003 on our consideration of Lake Forest Estates II, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2002

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2002 and 2001, and the related statements of loss, changes in Partner's Deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1784086 of the Puerto Rico Society of CPA's was affixed to the original. January 29, 2003

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

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1652576 of the Puerto Rico Society of CPA's was affixed to the original. February 2, 2002

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 2002, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 27, 2003

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

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
March 2, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 30, 2003 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 2003
Taxpayer Identification Number: 52-1088612
Lead Auditor: James P. Martinko

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Robert J. Denmark
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 24, 2001

[Letterhead of JUAN P. SANTIAGO & ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2002, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated February 20, 2003, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and reports dated February 20 2003, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 28 is presented for the purpose of additional analysis and is not required as part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Juan P. Santiago
Lic. No. 692, In force
I.D. No. 66-0528810

Stamp No. 1853087 was affixed to the original of this report.

San Juan, Puerto Rico
February 20, 2003

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

The Stamp No. 1703003 was adhered to the original of this report.
Taxpayer Identification Number: ###-##-####
San Juan, Puerto Rico
January 31, 2001

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-36654 (a limited partnership) (the Partnership), as of December 31, 2002, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2002 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2003 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated February 1, 2003 on major HUD programs, and the nonmajor HUD program.

/s/ Cablish, Gentile & Gay, CPA
BRADENTON, FLORIDA
February 1, 2003

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

/s/ Cablish, Gentile & Gay, CPA
BRADENTON, FLORIDA
February 5, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of December 31, 2002 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 31, 2003, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 13, 2001

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 2002 and 2001 and the related statements of loss, Partners' capital and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-36678, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 14, 2003 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-36678, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of Holly Hill, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with auditing standards generally accepted in the United States of America, we have also issued a report dated February 24, 2003 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

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

[Letterhead from Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheet of Cutler Canal III Associates, Ltd., as of December 31, 2002, and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Culter Canal III Associates, Ltd. as of and for the year ended December 31, 2001 were audited by other auditors whose reported dated February 13, 2002 expressed on unqualified opinion on those financials.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2002 and the results of its operations charges in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick, Fedder & Silverman
Atlanta, Georgia
January 23, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 2001

[Letterhead of MUELLER, PROST, PURK & WILLBRAND, P.C.]

To the Partners
Jefferson Place, L.P.
Omaha, Nebraska

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (A Missouri Limited Partnership) (the "Partnership"), as of December 31, 2002, 2001 and 2000, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants
St. Louis, MO
January 31, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

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

[Letterhead of Mayer Hoffman McCann P.C..]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 2002, and the related statements of loss, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of Commerce Square Apartments Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Commerce Square Apartments Associates, L.P. as of December 31, 2001, were audited by other auditors whose report dated January 31, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2002, and the results of its operations, partners' capital (deficiency) and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, relating to 2002, shown on page 13 to 15 is presented for the purpose of additional analysis for the year ended December 31, 2002 and is not required part of 2002 basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the 2002 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The additional information, relating to 2001, shown on pages 13 and 14 is presented for the purpose of additional analysis for the year ended December 31, 2001 and is not a required part of the 2001 basic financial statements of Commerce Square Apartments Associates, L.P. Such information was prepared by other auditors and was subjected to the auditing procedures applied in their audit of the 2001 basic financial statements and, in their opinion, was fairly stated in all material respects in relation to those financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.
January 31, 2003
Plymouth Meeting, Pennsylvania

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

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheets of West 132nd Development Partnership as of December 31, 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 2002 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
January 6, 2003

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

[Letterhead of Koch Group & Company, LLP]

Independent Auditor's Report

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (pages 23 to 26) is presented for purposes of additional analysis and is not a required part of the of L.I.H. Chestnut Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2003 on our consideration of L.I.H. Chestnut Associates, L.P.'s (A Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulators, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
February 29, 2003

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

/s/ KG & Company, Certified Public Accountants, LLP
New York, New York
February 9, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Phase II Venture

We have audited the accompanying balance sheet of Diamond Phase II Venture as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2002, dated January 24, 2003, on our consideration of Diamond Phase II Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 27, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bookbindery Associates

We have audited the accompanying balance sheet of Bookbindery Associates as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2002, dated January 31, 2003, on our consideration of Bookbindery Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

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

/s/ Ziner, Kennedy & Lehan
Boston, Massachusetts
January 11, 2001

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
January 29, 2003

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

Boca Raton, Florida
January 31, 2002

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS AND
SUPPLEMENTARY INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2002, and the related statements of loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2002, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued reports dated February 13, 2003, on my consideration of Stop 22 Limited Partnership's internal control, and on my test of its compliance with certain provision of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
February 13, 2003
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1772481 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.

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

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on our consideration of Knob Hill Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2002

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates

We have audited the accompanying balance sheets of Conifer James Street Associates (a limited partnership) as of December 31, 2002, and the related statements of operations and partners' capital (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Conifer James Street Associates as of December 31, 2001, were audited by other auditors whose report dated January 30, 2002, expressed on unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates as of December 31, 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
January 16, 2003

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

Rochester, New York
January 30, 2002

[Letterhead of RBG & CO.]

Independent Auditors' Report

Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., a limited partnership, as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 15, 2003

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

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 23, 2002

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               March 31,
                                                                    ------------------------------
                                                                        2003             2002*
                                                                    -------------    -------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 12)                                  $ 175,906,203    $ 187,488,092
Cash and cash equivalents (Notes 2, 3 and 12)                           5,098,740        6,104,774
Cash held in escrow (Notes 3 and 5)                                    13,369,452       13,589,564
Deferred costs - less  accumulated  amortization  (Notes 2 and 6)       3,048,279        3,385,830
Other assets                                                            2,691,106        2,265,062
                                                                    -------------    -------------

Total assets                                                        $ 200,113,780    $ 212,833,322
                                                                    =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 7)                                   $ 185,593,622    $ 187,964,269
  Due to debt guarantor (Note 12(a))                                   46,343,389       42,858,984
  Accounts payable and other liabilities                               23,628,888       21,959,025
  Due to local general partners and affiliates (Note 8)                17,303,330       16,045,469
  Due to general partners and affiliates (Note 8)                      10,358,805        8,537,001
                                                                    -------------    -------------

Total liabilities                                                     283,228,034      277,364,748
                                                                    -------------    -------------

Minority interest (Note 2)                                               (867,942)         171,145
                                                                    -------------    -------------

Commitments and contingencies (Notes 7, 8 and 12)

Partners' deficit
  Limited partners (139,101.5 BACs
   issued and outstanding) (Note 1)                                   (80,188,392)     (62,820,088)
  General partners                                                     (2,057,920)      (1,882,483)
                                                                    -------------    -------------

Total partners' deficit                                               (82,246,312)     (64,702,571)
                                                                    -------------    -------------

Total liabilities and partners' deficit                             $ 200,113,780    $ 212,833,322
                                                                    =============    =============

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended March 31,
                                                       ----------------------------------------------
                                                           2003              2002            2001
                                                       ------------      ------------    ------------
Revenues
  Rental income                                        $ 34,887,492       $35,577,622    $ 34,915,025
  Other                                                   1,709,789         1,347,956       2,351,068
  Loss on sale of property (Note 10)                              0           (84,237)              0
                                                       ------------      ------------    ------------
                                                         36,597,281        36,841,341      37,266,093
                                                       ------------      ------------    ------------
Expenses
  General and administrative                              7,964,568         6,825,933       6,385,090
  General and administrative-related parties
   (Note 8)                                               3,683,135         3,777,505       3,811,150
  Repairs and maintenance                                 6,375,109         6,424,708       6,447,218
  Operating and other                                     4,137,975         4,502,717       4,327,197
  Real estate taxes                                       2,233,028         2,332,594       2,357,066
  Insurance                                               1,854,026         1,513,080       1,400,613
  Interest                                               14,819,895        15,037,842      15,821,681
  Depreciation and amortization                          11,201,335        10,838,816      10,972,162
  Loss on impairment of fixed assets (Note 4)             2,153,880                 0               0
                                                       ------------      ------------    ------------

Total expenses                                           54,422,951        51,253,195      51,522,177
                                                       ------------      ------------    ------------
Loss before minority interest and
  extraordinary item                                    (17,825,670)      (14,411,854)    (14,256,084)
Minority interest in loss of subsidiary
  partnerships                                              281,929           218,421         208,775
                                                       ------------      ------------    ------------

Loss before extraordinary item                          (17,543,741)      (14,193,433)    (14,047,309)

Extraordinary item - (early extinguish-
  ment of debt) forgiveness of indebted-
  ness income (Note 11)                                           0         2,156,560               0
                                                       ------------      ------------    ------------

Net loss                                               $(17,543,741)     $(12,036,873)   $(14,047,309)
                                                       ============      ============    ============

Loss before extraordinary item - limited partners      $(17,368,304)     $(14,051,498)   $(13,906,836)

Extraordinary item - limited partners                             0         2,134,994               0
                                                       ------------      ------------    ------------

Net loss - limited partners                            $(17,368,304)     $(11,916,504)   $(13,906,836)
                                                       ============      ============     ===========

Number of BACs outstanding                                139,101.5         139,101.5       139,101.5
                                                       ============      ============    ============

Loss before extraordinary item per BAC                 $    (124.86)     $    (101.02)   $     (99.98)

Extraordinary item per BAC                                        0             15.35               0
                                                       ------------      ------------    ------------

Net loss per BAC                                       $    (124.86)     $     (85.67)   $     (99.98)
                                                       ============      ============    ============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                        Limited       General
                                          Total         Partners      Partners
                                       ------------   ------------   -----------
Partners' deficit - April 1, 2000      $(38,618,389)  $(36,996,748)  $(1,621,641)

Net loss, year ended March 31, 2001     (14,047,309)   (13,906,836)     (140,473)
                                       ------------   ------------   -----------

Partners' deficit - March 31, 2001      (52,665,698)   (50,903,584)   (1,762,114)

Net loss, year ended March 31, 2002     (12,036,873)   (11,916,504)     (120,369)
                                       ------------   ------------   -----------

Partners' deficit - March 31, 2002      (64,702,571)   (62,820,088)   (1,882,483)

Net loss, year ended March 31, 2003     (17,543,741)   (17,368,304)     (175,437)
                                       ------------   ------------   -----------

Partners' deficit - March 31, 2003     $(82,246,312)  $(80,188,392)  $(2,057,920)
                                       ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                  Year Ended March 31,
                                                   ----------------------------------------------
                                                       2003              2002            2001
                                                   ------------      ------------    ------------

Cash flows from operating activities:

Net loss                                           $(17,543,741)     $(12,036,873)   $(14,047,309)
                                                   ------------      ------------    ------------

Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                        11,201,335        10,838,816      10,972,162
Loss on impairment of fixed assets                    2,153,880                 0               0
Loss on sale of property                                      0            84,237               0
Forgiveness of debt                                           0        (2,156,560)              0
Interest added to mortgage note payable                 345,811           326,085         280,504
Minority interest in loss of subsidiary
  partnerships                                         (281,929)         (218,421)       (208,775)
(Increase) decrease in assets:
Cash held in escrow                                     249,525           471,038         658,693
Other assets                                           (426,044)           25,192         354,686
Increase (decrease) in liabilities:
Due to debt guarantor                                 3,124,405         3,029,246       2,943,901
Accounts payable and other liabilities                1,669,863         1,244,255       1,489,086
Increase in due to local general partners
  and affiliates                                      1,622,993           728,267         638,443
Decrease in due to local general partners
  and affiliates                                       (396,170)                0        (439,321)
Due to general partners and affiliates                1,821,804         1,667,365       1,564,226
                                                   ------------      ------------    ------------

Total adjustments                                    21,085,473        16,039,520      18,253,605
                                                   ------------      ------------    ------------

Net cash provided by operating activities             3,541,732         4,002,647       4,206,296
                                                   ------------      ------------    ------------

Cash flows from investing activities:

Acquisition of property and equipment                (1,193,381)       (1,259,603)       (973,343)
Increase in cash held in escrow                         (29,413)         (175,587)       (568,103)
Decrease in cash held in escrow for
  real estate investments                                     0            39,798               0
Proceeds from sale of property                                0            80,000               0
Costs paid relating to sale of property                       0           (53,877)              0
Increase in due to local general partners
  and affiliates                                         71,918            73,177          77,570
Decrease in due to local general partners
  and affiliates                                       (433,206)          (80,620)       (203,420)
                                                   ------------      ------------    ------------

Net cash used in investing activities                (1,584,082)       (1,376,712)     (1,667,296)
                                                   ------------      ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (continued)


                                                                  Year Ended March 31,
                                                   ----------------------------------------------
                                                       2003              2002            2001
                                                   ------------      ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                             (242,394)          (1,817)        (495,574)
Repayments on mortgage notes                         (8,972,058)      (2,757,827)     (31,578,865)
Borrowings on mortgage notes                          6,255,600                0       28,910,000
Advances from debt guarantor                            360,000          895,000        1,173,792
Increase in due to local general partners
  and affiliates                                        392,326          301,350                0
Decrease in due to local general partners
  and affiliates                                              0                0           (3,185)
(Decrease) increase in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                 (757,158)         136,314         (764,061)
                                                   ------------      -----------     ------------

Net cash used in financing activities                (2,963,684)      (1,426,980)      (2,757,893)
                                                   ------------      -----------     ------------

Net (decrease) increase in cash and cash
  equivalents                                        (1,006,034)       1,198,955         (218,893)

Cash and cash equivalents at beginning
  of year                                             6,104,774        4,905,819        5,124,712
                                                   ------------      -----------     ------------

Cash and cash equivalents at end of year           $  5,098,740      $ 6,104,774     $  4,905,819
                                                   ============      ===========     ============

Supplemental disclosure of cash flows
  information:

Cash paid during the year for interest             $  9,059,474      $ 9,395,348     $ 11,074,725
                                                   ============      ===========     ============

Supplemental disclosures of noncash investing and financing activities:

Forgiveness of indebtedness:
  Decrease in accounts payable and other
   liabilities                                     $          0      $ 2,156,560     $          0

Summarized below are the components of the loss on sale of property:

Decrease in property and equipment, net of
  accumulated depreciation                                    0        2,928,884                0
  Decrease in cash held in escrow                             0          442,164                0
  Decrease in other assets                                    0           20,661                0
  Decrease in mortgage notes payable                          0       (1,732,008)               0
  Decrease in accounts payable and other
   liabilities                                                0          (72,395)               0
  Decrease in due to local general partners and
   affiliates                                                 0       (1,476,946)               0

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects"' and together with the apartment complexes, the "Properties") that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"; and together with the Housing Tax Credit, the "Tax Credits").

As of March 31, 2003 the Partnership has interests in 61 Local Partnerships. During the year ended March 31, 2002, the Partnership's limited partnership interest in one Local Partnership was sold.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2003, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 61,62 and 62 Subsidiary Partnerships in which the Partnership is the principal limited partner for the years ended March 31, 2003, 2002, and 2001, respectively. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $298,000, $239,000 and $244,000 for the years ended March 31, 2003, 2002 and 2001, respectively (the 2002, 2001 and 2000 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2003, the Partnership has recorded approximately $2,154,000 as a loss on impairment of assets. Through March 31, 2003, the Partnership has recorded approximately $22,237,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale as of March 31, 2003.

d)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject
..

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 9)

e)  Offering Costs

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

Cash  and  Cash  Equivalents  and  Cash  Held  in  Escrow
---------------------------------------------------------
The carrying  amount approximates fair value.


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                               March 31, 2003                 March 31, 2002
                        ---------------------------    ---------------------------
                          Carrying                       Carrying
                           Amount       Fair Value        Amount       Fair Value
                        ------------   ------------    ------------   ------------
Mortgage notes payable
  for which it is:
Practicable to estimate
  fair value            $123,622,052   $126,868,563    $140,624,431   $142,644,706
Not practicable         $ 61,971,570            (*)    $ 47,339,838            (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Due to Local General Partners and Affiliates
---------------------------------------------

The estimated fair value of the Partnership's due to the general partners of each Local Partnership (the "Local General Partners") and affiliates are as follows:

                                                 March 31, 2003                 March 31, 2002
                                          ---------------------------    ---------------------------
                                            Carrying                       Carrying
                                             Amount       Fair Value        Amount       Fair Value
                                          ------------   ------------    ------------   ------------
Due to Local General Partners
  and affiliates for which it is:
Not practicable to estimate fair value    $ 17,303,330            (*)    $ 16,045,469            (*)


(*) Management believes it is not practicable to estimate the fair value of due to Local General Partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                               March 31,               Estimated
                                    ------------------------------    Useful Lives
                                       2003               2002          (Years)
                                    -------------    -------------   --------------
Land                                $  12,690,528    $  12,690,528
Building and improvements             279,391,078      284,273,967   15 to 40 years
Other                                   7,961,913        7,457,809    5 to 10 years
                                    -------------    -------------
                                      300,043,519      304,422,304
Less:  Accumulated depreciation      (124,137,316)    (116,934,212)
                                    -------------    -------------

                                    $ 175,906,203    $ 187,488,092
                                    =============    =============

Included in property and equipment are $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2003 and 2002. In addition, as of March 31, 2003 and 2002, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $10,621,390, $10,678,356 and $10,763,766, respectively.

In connection with the rehabilitation of the properties, the Subsidiary Partnerships have incurred developers' fees of $25,440,729 as of both March 31, 2003 and 2002 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2002 and 2001 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $3,418,286 and $2,107,234, respectively, due to write-offs on dispositions.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Impairment of Fixed Assets
--------------------------

Gentle Pines - West Columbia  Associates,  L.P. ("Gentle Pines")
----------------------------------------------------------------
During 2002, in accordance with SFAS No. 144, Gentle Pines deemed buildings to be impaired and were written down to their fair value. Fair value, which was determined by reference to the debt level that Gentle Pines can carry given that no debt relief has been arranged and that a lower rent level is expected, exceeded the carrying value by approximately $1,600,888. This impairment loss has been charged to operations for 2002. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation have been reduced by $3,950,981 and $2,350,093, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
During 2002, in accordance with SFAS No. 144, Brandywine deemed buildings to be impaired and were written down to their fair value. Fair value, which was determined by reference to the debt level that Brandywine can carry given that no debt relief is available from either Jacksonville Housing Authority or the United States Department of Housing and Urban Development and that a lower rent level is expected, exceeded the net carrying value by $552,992. This impairment loss has been charged to operations for 2002. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation have been reduced by $1,603,338 and $1,050,346, respectively.

NOTE 5 - Cash Held in Escrow

The components of cash held in escrow are as follows:

                                                                March 31,
                                                       -------------------------
                                                           2003         2002
                                                       -----------  ------------
Purchase price payments*                               $   241,929  $   241,929
Real estate taxes, insurance and other                   5,329,619    5,608,189
Reserve for replacements                                 6,221,112    6,191,699
Tenants' security deposits                               1,576,792    1,547,747
                                                       -----------  -----------

                                                       $13,369,452  $13,589,564
                                                       ===========  ===========

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                               March 31,
                                    ------------------------------
                                        2003              2002         Period
                                    -------------    -------------  ------------
Financing expenses                  $   5,131,285    $   5,484,036       *
Less:  Accumulated amortization        (2,083,006)      (2,098,206)
                                    -------------    -------------

                                    $   3,048,279    $   3,385,830
                                    =============    =============

*Over the life of the related mortgages.

Amortization of deferred costs for the years ended March 31, 2003, 2002 and 2001 amounted to $579,945, $160,460 and $208,396, respectively. During the year ended

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


March 31, 2003, there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $595,145.

NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $1,003,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of certain Subsidiary Partnership's rent and leases.

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

South Toledo Associates, Ltd. ("South Toledo")
----------------------------------------------
On February 6, 2002, South Toledo refinanced its existing mortgage indebtedness in the amount of $776,626. The new mortgage in the amount of $879,900 bears interest at the rate of 6.75% per annum and matures on March 1, 2042. Financing costs of approximately $39,000 were incurred, and a replacement reserve of approximately $28,000 and mortgage insurance and tax reserve of approximately $9,000 were established.

Inter-Tribal Indian Village Housing Development Associates, L.P.
("Indian Village")
----------------------------------------------------------------
Indian Village received $57,000 in additional financing through a note signed in fiscal year 2002. The note is non-interest bearing and due in full July 18, 2032.

Annual principal payment requirements as of March 31, 2003 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                   Amount
------------------               -------------
2003                             $   3,277,114
2004                                 4,083,587
2005                                 9,387,713
2006                                 7,274,051
2007                                 4,031,712
Thereafter                         157,539,445
                                 -------------
                                 $ 185,593,622
                                 =============

No adjustment has been made in the table above for the events of default and other matters described below and in Note 12(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $94,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



L.I.H Chestnut  Associates,  L.P.  ("Chestnut")
-----------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2002 and 2001, Chestnut was in violation of such covenants. As of January 29, 2003, PHFA has not waived the reserve funds Requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property.

NOTE 8 - Related Party Transactions

As of March 31, 2003, Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 12a with respect to River Place) interest as a special limited partner in 60 and 1 of the Local Partnerships, respectively.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2003, 2002 and 2001 are as follows:

A)  Guarantees

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2003, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provision of FASB Interpretation No. 45 would have on the Partnership's future financial position or results of operations.

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the operating deficit guarantees aggregate approximately $18,700,000 of which approximately $17,600,000 had expired as of March 31, 2003. At March 31, 2003 and 2002, the net amounts funded by the Local General Partners to meet such obligations were approximately $1,971,000 and $2,400,000, respectively. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

B)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                     Year Ended March 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           ----------   ----------   ----------
Partnership management fees (i)            $1,429,500   $1,434,000   $1,434,000
Expense reimbursement (ii)                    272,714      239,696      279,509
Local administrative fee (iv)                 199,000      206,796      195,801
                                           ----------   ----------   ----------

Total general and administrative
 - General Partners                         1,901,214    1,880,492    1,909,310
                                           ----------   ----------   ----------

Property management fees incurred to
  affiliates of the Local General Partners
  (iii)                                     1,781,921    1,897,013    1,901,840
                                           ----------   ----------   ----------

Total general and administrative
 - related parties                         $3,683,135   $3,777,505   $3,811,150
                                           ==========   ==========   ==========

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $8,465,000 and $7,035,000 were accrued and unpaid at March 31, 2003 and 2002. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The Subsidiary Partnerships incurred property management fees amounting to $2,362,241, $2,384,810 and $2,365,130 for the years ended March 31, 2003, 2002
and  2001,  respectively,  of  which  $1,781,921,   $1,897,013  and  $1,901,840,
respectively, was incurred to affiliates of the Local General Partners.

(iv)  Liberty   Associates,   a  special   limited  partner  of  the  Subsidiary
Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Liberty Associates received cash distributions from the Local Partnerships of $8,060, $7,548 and $1,882 during the years ended March 31, 2003, 2002 and 2001, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

C) Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2003 and 2002 consists of the following:

                                                                March 31,
                                                       -------------------------
                                                           2003         2002*
                                                       -----------  ------------
Operating deficit advances                             $ 1,971,048  $ 2,367,218
Development fees                                           385,821      819,027
Operating advances                                       4,823,112    4,162,530
Due to contractor                                           46,289       46,289
General Partner distributions                               12,817       12,817
Developer  loans and  accrued interest (i)               1,317,302    1,305,384
Land note payable (ii)                                   1,385,106    1,325,106
Long-term note payable and accrued interest (iii)        4,984,714    4,592,388
Management and other operating fees                      2,377,121    1,414,710
                                                       -----------  -----------

                                                       $17,303,330  $16,045,469
                                                       ===========  ===========

*Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(i) Developer loans consist of the following:

                                                                              March 31,
                                                                      ------------------------
                                                                         2003          2002*
                                                                      ----------    ----------
Jefferson Limited  Partnership -
------------------------------
This loan is unsecured, bears interest at an annually
adjusted rate (4.98% at December 31, 2002 and  6.24% at Dec-
ember 31, 2001) and has no predetermined due date.                    $  100,000    $  100,000

This note is unsecured, bears interest at 9.25% per annum
and is due in the event of sale or refinancing of the property.           75,000        75,000

Citrus Meadows  Apartments, Ltd. -
--------------------------------
This loan bears no interest and can only be repaid with the
proceeds from a sale or refinancing.                                     985,784       985,784

Accrued interest on developer loans                                      156,518       144,600
                                                                      ----------    ----------

                                                                      $1,317,302    $1,305,384
                                                                      ==========    ==========


Interest expense incurred on developer loans amounted to $11,918, $13,178 and $30,139 for the years ended March 31,
2003, 2002 and 2001, respectively.

(ii) Land note payable consists of the following:

Citrus Meadows Apartments, Ltd. -                                     $1,385,106    $1,325,106
-------------------------------                                       ==========    ==========
The land for this  Subsidiary  Partnership  was purchased
from the Local General Partner  for a $600,000  note which
accrues interest at 10% per annum.  The principal balance,
together with the accrued interest, is payable upon the sale of the property or in December 2004, whichever event occurs first.

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2003, 2002 and 2001.

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



(iii) Long-term note payable consists of the following

                                                                        March 31,
                                                                 -----------------------
                                                                    2003         2002
                                                                 ----------   ----------
Jefferson Place L.P.
--------------------
On July 30, 1997, the Local General Partner issued a note
payable in the sum of $3,500,000 to the Subsidiary Partner-
ship. Interest on this note, at the rate of 8.5% annually, is payable monthly solely out of excess cash flow generated by
the Subsidiary Partnership. The principal plus all out-
standing interest is due July 1, 2023.  All payments under
this $3,500,000 note are subordinate to payments due under the
$12,200,000 tax-exempt mortgage bonds                            $3,500,000   $3,500,000

Accrued interest on note payable                                  1,484,714    1,092,388
                                                                 ----------   ----------

                                                                 $4,984,714   $4,592,388
                                                                 ==========   ==========

For the years ended December 31, 2002, 2001 and 2000, in-terest on this note amounted to $389,129, $360,182 and $348,528, respectively. At December 31, 2002, 2001 and
2000, $91,629, $68,361 and $51,028 was interest calculated on past accrued base interest

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated Subsidiaries follows:

                                                              Year Ended December 31,
                                                   --------------------------------------------
                                                       2002            2001            2000
                                                   ------------    ------------    ------------
Financial statement

Net loss                                           $(17,543,741)   $(12,036,873)   $(14,047,309)

Difference resulting from parent company hav-
ing a different fiscal year for income tax and
financial reporting purposes                             42,234         (24,459)         32,112

Difference between depreciation and amortiza-
tion expense recorded for financial statement
and income tax reporting purposes                    (2,195,237)     (2,797,359)     (3,531,003)

Loss on impairment recorded for financial state-
ment not deducted for tax purposes                    2,153,880               0               0

Tax-exempt interest income                                    0          (5,881)        (14,661)

Other                                                 1,379,578         (40,824)        451,076
                                                   ------------    ------------    ------------

Net loss as shown on the Partnership's income
tax return                                         $(16,163,286)   $(14,905,396)   $(17,109,785)
                                                   ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 10 - Sale of Property

On October 4, 2001, the Partnership's limited partnership interest in Northwood Associates Limited Partnership ("Northwood") was sold to an unaffiliated third party purchaser for $180,000 and the assumption of the mortgage note, resulting in a loss in the amount of approximately $84,000.

NOTE 11 - Forgiveness of Debt

On March 29, 2001, Lancashire Towers Associates Limited Partnership ("Lancashire") executed a note purchase agreement with the note holder whereby all liabilities and obligations of Lancashire to such note holder were settled. The loan was paid off from the amount of allowable surplus cash distributable to the partners in 2001 and, therefore, no permission from HUD was necessary to consummate this transaction. The resultant forgiveness of debt of $2,156,560 has been recorded as an extraordinary item in the financial statements during the year ended March 31, 2002.

NOTE 12 - Commitments and Contingencies

a) Subsidiary Partnerships - Going Concerns

Results of Operations of Certain Local Partnerships
---------------------------------------------------

R.P.P.  Limited Dividend Housing Association Limited Partnership ("River Place")
--------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $46,343,389, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2003. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2003 and 2002. The net loss after minority interest for River Place amounted to approximately $3,127,000, $3,190,000 and $3,795,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $100,000. Brandywine's management has determined that the Project is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Project would require relief of debt in excess of the parameters allowed. Brandywine's management is seeking a buyer for the Project. In view of these matters, there is substantial doubt as to the Partnership's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2003 and 2002. The net loss after minority interest for Brandywine amounted to approximately $665,000 (which includes a $553,000 loss on impairment of fixed assets), $161,000 and $143,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Gentle Pines as a going concern. Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. Gentle Pines' HAP contract expires on November 30, 2003. The South Carolina State Housing Finance and Development Authority has informed the owner that it will not renew the HAP contract. In view of these matters, there is substantial doubt as to Gentle Pines' ability to continue as a going concern. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2003 and 2002. The net loss after minority interest for Gentle Pines amounted to approximately $1,887,000 (which includes a $1,601,000 loss on impairment of fixed assets), $181,000 and $160,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

b) Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2002 and 2001, Jefferson's current liabilities exceeded its current assets by over $13,000 and $18,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $43,322 and $17,763 of current liabilities at December 31, 2002 and 2001, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2002. The Partnership's investment in Jefferson was approximately $113,000 and $263,000 at March 31, 2003 and 2002, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $150,000, $150,000, and $105,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------

The financial statements for Manhattan A have not been audited for the 2001 Fiscal Year. In August 2001 the Local General Partner of Manhattan A was replaced as the managing agent. The auditors for Manhattan A were unable to obtain all the books and records to complete the audit. The Partnership is in the process of replacing the Local General Partner.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal year 2002.

Leases
------

Four of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 28 to 99 years. The leases on these Properties are noncancelable. At December 31, 2002 those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,478,733 total thereafter.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2003, uninsured cash and cash equivalents approximated $2,858,000.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


During the tax years 2002, 2001 and 2000, the Partnership generated Housing Tax Credits of approximately $1,274,000, $8,019,000 and $15,786,000, respectively.

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

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partners. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partners of the General Partners. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partners will not change.

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

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer and Assistant Vice President

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. ("TRCLP"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of TRCLP in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College.

GLENN F. HOPPS, 40, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 37, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP III Inc.
-------------------

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President and Chief xecutive Officer

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                        Name and Address of            Amount and Nature of        Percentage
Title of Class          Beneficial Ownership           Beneficial Ownership         of Class
--------------        -------------------------    -----------------------------   ----------
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

As of March 31, 2003, Liberty Associates holds a 1% and .998% (see Item 7 with respect to River Place) limited partnership interest in 60 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of June 2, 2003, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                         Amount and Nature of
Name of Beneficial Owner (1)             Beneficial Ownership           Percent of Class
------------------------                 --------------------           ----------------
Lehigh Tax Credit Partners, Inc.         13,127.66 (2)(3)                     9.4%

J. Michael Fried                         13,127.66 (2)(3)(4)                  9.4%

Alan P. Hirmes                           13,127.66 (2)(3)(4)                  9.4%

Stuart J. Boesky                         13,127.66 (2)(3)(4)                  9.4%

Stephen M. Ross                          -                                     -

Mark D. Schnitzer                        -                                     -

Denise L. Kiley                          -                                     -

Glenn F. Hopps                           -                                     -

Teresa Wicelinski                        -                                     -

All directors and executive officers     13,127.66 (2)(3)
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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 2, 2003, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except for J. Michael Fried, who owns only an economic interest.

Item 13. Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and its affiliates, as discussed in Item 11 and in Note 8 to the Financial Statements in Item 8, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the Liberty General Partner or the directors and executive officers of the general partner of the Related General Partner.

Item 14. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the General Partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                              Sequential
                                                                                 Page
                                                                              ----------
(a) 1. Financial Statements

       Independent Auditors' Report                                                20

       Consolidated Balance Sheets at March 31, 2003 and 2002                     151

       Consolidated Statements of Operations for the Years Ended March 31,
       2003, 2002 and 2001                                                        152

       Consolidated Statements of Changes in Partners' Deficit for the Years
       Ended March 31, 2003, 2002 and 2001                                        153

       Consolidated Statements of Cash Flows for the Years Ended March 31,
       2003, 2002 and 2001                                                        154

       Notes to Consolidated Financial Statements                                 156

(a) 2. Financial Statement Schedules
       -----------------------------

       Independent Auditors' Report                                               185

       Schedule I - Condensed Financial Information of Registrant                 186

       Schedule III - Real Estate and Accumulated Depreciation                    189

       All other schedules have been omitted because they are not required or because the required information is contained in the financial state-ments or notes thereto.

(a)    3. Exhibits
       -----------
(3A)   Form of Amended and Restated Agreement of Limited Partnership of
       Liberty Tax Credit Plus III L.P.(attached to Prospectus as Exhibit A)**

(3B) Certificate of Limited Partnership of Liberty Tax Credit Plus III L.P., together with amendments filed on November 17, 1988**

(4)    Form of Subscription Agreement (attached to Prospectus as Exhibit B)

(10A)  Escrow Agreement between Registrant and Bankers Trust Company**

(10B) Forms of Purchase Agreements for purchase of Local Partnership In-terests**

(21)   Subsidiaries of the Registrant                                             178

       **   Incorporated herein by reference to exhibits filed with Pre-
            Effective Amendment No. 1 to Liberty Tax Credit Plus III L.P.'s
            Registration Statement on Form S-11 (Registration No. 33-25732)

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                                                                              Sequential
                                                                                 Page
                                                                              ----------
(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter.

(c) 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

       Sarbanes-Oxley Act of 2002.                                                184

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

                                                                             Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                        of Organization
         ------------------------------                                     ---------------
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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

                                                                             Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                        of Organization
         ------------------------------                                     ---------------
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

                                   SIGNATURES
                                   ----------

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)

                              By: RELATED CREDIT PROPERTIES III L.P.,
                                  a General Partner

                                  By: Related Credit Properties III Inc.,
                                      its general partner

Date: June 20, 2003

                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


                              By: LIBERTY GP III INC.,
                                  a General Partner

Date: June 20, 2003

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                         Title                            Date
-------------------    ---------------------------------------     -------------

                       President, Chief Executive Officer and
                       Chief Financial Officer
                       of Related Credit Properties
                       III Inc.,(a general partner
                       of Related Credit Properties III L.P.)
/s/ Alan P. Hirmes     (a General Partner of Registrant))
------------------     and Liberty GP III, Inc.
Alan P. Hirmes         (a General Partner of Registrant)           June 20, 2003




                       Treasurer (principal Accounting officer)
                       of Related Credit Properties
                       III Inc.,(a general partner
                       of Related Credit  Properties III L.P.)
/s/ Glenn F. Hopps     (a General Partner of Registrant))
------------------     and Liberty GP III, Inc.
Glenn F. Hopps         (a General Partner of Registrant)           June 20, 2003




                       Director of Related Credit Properties
/s/ Stephen M. Ross    III Inc., general partner
-------------------    of Related Credit Properties III L.P.
Stephen M. Ross        (a General Partner of Registrant)           June 20, 2003

                                  CERTIFICATION

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, Inc. the General Partner of Related Credit Properties III L.P. and of Liberty GP III Inc. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

         c)  presented  in  this  annual   report  my   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         Partnership's  auditors  and to the boards of  directors of the General
         Partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                         June 20, 2003

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     President, Chief Executive Officer and
     Chief Financial Officer
     June 20, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated May 30, 2003 on page 20, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and
Schedule III at March 31, 2003. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These three subsidiary partnerships' net losses aggregated $5,678,496 (Fiscal
2002),  $3,532,309  (Fiscal 2001) and $4,098,811 (Fiscal 2000), and their assets aggregated $14,043,226 and $17,242,655 at March 31, 2003 and 2002, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 30, 2003

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                   March 31,
                                                           -------------------------
                                                              2003           2002
                                                           -----------   -----------
Cash and cash equivalents                                  $   485,377   $    78,090
Cash held in escrow                                            241,929       241,929
Investment and advances in subsidiary partnerships          23,766,355    29,125,555
Other assets                                                   398,139       245,466
                                                           -----------   -----------

Total assets                                               $24,891,800   $29,691,040
                                                           ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                      $ 9,860,805   $ 8,032,381
Other liabilities                                               53,685         6,267
                                                           -----------   -----------

Total liabilities                                            9,914,490     8,038,648

Partners' equity                                            14,977,310    21,652,392
                                                           -----------   -----------

Total liabilities and partners' equity                     $24,891,800   $29,691,040
                                                           ===========   ===========

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Year Ended March 31,
                                                 -----------------------------------------
                                                    2003            2002           2001
                                                 -----------    -----------    -----------
Revenues

Other income                                     $     1,000    $     2,838    $    14,286
                                                 -----------    -----------    -----------

Total revenues                                   $     1,000    $     2,838    $    14,286
                                                 -----------    -----------    -----------

Expenses

General and administrative                           206,143        164,821        165,227
General and administrative-related parties         1,740,087      1,673,696      1,713,509
                                                 -----------    -----------    -----------

Total expenses                                     1,946,230      1,838,517      1,878,736
                                                 -----------    -----------    -----------

Loss from operations                              (1,945,230)    (1,835,679)    (1,864,450)

Distribution income of subsidiary partnerships
  in excess of investments                            22,853         31,217         22,448

Loss on sale on investment of subsidiary
  partnership                                              0        (84,237)             0

Equity in loss of subsidiary partnerships         (4,752,705)    (2,199,566)    (4,189,543)
                                                 -----------    -----------    -----------

Net loss                                         $(6,675,082)   $(4,088,265)   $(6,031,545)
                                                 ===========    ===========    ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              Year Ended March 31,
                                                   -----------------------------------------
                                                      2003            2002           2001
                                                   -----------    -----------    -----------

Cash flows from operating activities:

Net loss                                           $(6,675,082)   $(4,088,265)   $(6,031,545)
                                                   -----------    -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
Loss on sale on investment of subsidiary
  partnership                                                0         84,237              0
Distribution income from subsidiary partnerships
  in excess of investments                             (22,853)       (31,217)             0
(Increase) decrease in assets:
Other assets                                          (152,673)             0              0
Increase (decrease) in liabilities:
Due to general partners and affiliates               1,828,424      1,700,551      1,557,026
Other liabilities                                       47,418            (77)          (446)
                                                   -----------    -----------    -----------
Total adjustments                                    1,700,316      1,753,494      1,556,580
                                                   -----------    -----------    -----------

Net cash used in operating activities               (4,974,766)    (2,334,771)    (4,474,965)
                                                   -----------    -----------    -----------

Cash flows from investing activities:

Equity in loss of subsidiary partnerships            4,752,705      2,199,566      4,189,453
Proceeds on sale of property                                 0         26,123              0
Distributions from subsidiary partnerships             774,218        215,690        216,920
Investments and advances
  in subsidiary partnerships                          (144,870)      (401,830)      (151,587)
Decrease in cash held in escrow-
  purchase price payments                                    0         39,798              0
                                                   -----------    -----------    -----------

Net cash provided by investing activities            5,382,053      2,079,347      4,254,786
                                                   -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                          407,287       (255,424)      (220,179)

Cash and cash equivalents, beginning of year            78,090        333,514        553,693
                                                   -----------    -----------    -----------

Cash and cash equivalents, end of year             $   485,377    $    78,090    $   333,514
                                                   ===========    ===========    ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral


                                                                Initial Cost to Partnership    Cost Capitalized
                                                               -----------------------------    Subsequent to
                                                                               Buildings and     Acquisition:
Subsidiary Partnership's Residential Property   Encumbrances       Land        Improvements      Improvements
---------------------------------------------   ------------   ------------   --------------   ----------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                     $          0   $  1,705,800   $            0    $  4,279,915
Michigan Rural Housing Limited Partnership
  Michigan                                         4,591,997        141,930        4,013,207       2,186,608
Jefferson Limited Partnership
  Schreveport, LA                                  1,373,800         65,000        3,289,429          48,125
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                   1,666,638         36,643        3,290,524         253,881
RBM Associates
  Philadelphia, PA                                   975,000              0        1,590,733          78,136
Glenbrook Associates
  Atglen, PA                                       1,632,856        137,000        2,833,081         133,767
Affordable Flatbush Associates
  Brooklyn, NY                                     1,407,731              0        2,551,365         236,274
Barclay Village II, LTD.
  Chambersburg, PA                                 2,327,143        204,825        3,249,918         709,911
1850 Second Avenue Associates, L.P.
  New York, NY                                             0        920,472        6,262,968           1,165
R.P.P. Limited Dividend Housing
  Detroit, MI                                     26,265,000              0       29,051,380     (11,319,193)
Williamsburg Residential II, L.P.
  Witchita, KS                                     1,469,969        358,305        2,713,872      (1,211,361)
West 104th Street Associates, L.P.
  New York, NY                                             0              0                0       3,092,002
Meredith Apartments, LTD.
  Salt Lake City, UT                                 558,685         40,000        1,500,117          20,962
Ritz Apartments, LTD.
  Salt Lake City, UT                                 305,790         59,760          592,704          90,563
Ashby Apartments, LTD.
  Salt Lake City, UT                                 305,790         50,850          549,611         186,611
South Toledo Associates, LTD.
  Toledo, OH                                         876,591         47,571        1,411,386          45,591
Dunlap School Venture
  Philadelphia, PA                                 2,445,131          5,352        4,522,721         168,953
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                  2,786,317         45,000        4,092,500         560,700
Franklin Elderly Housing Associates
  Franklin, PA                                     2,013,061        165,000        2,594,447         265,282
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                  3,038,740         65,000        4,234,049         756,717
Lancashire Towers Associates L.P.
  Cleveland, OH                                    2,675,605        265,000        6,871,575         372,566

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------
                                                               Buildings and                   Accumulated
Subsidiary Partnership's Residential Property      Land        Improvements        Total       Depreciation
---------------------------------------------   ------------   -------------   ------------    ------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                     $  1,439,504   $   4,546,211   $  5,985,715    $  1,974,434
Michigan Rural Housing Limited Partnership
  Michigan                                           148,716       6,193,029      6,341,745       2,941,809
Jefferson Limited Partnership
  Schreveport, LA                                     71,786       3,330,768      3,402,554       1,475,799
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                      43,429        3,537,619     3,581,048       1,614,611
RBM Associates
  Philadelphia, PA                                     6,786       1,662,083      1,668,869         513,235
Glenbrook Associates
  Atglen, PA                                         143,786       2,960,062      3,103,848       1,370,296
Affordable Flatbush Associates
  Brooklyn, NY                                         6,787       2,780,852      2,787,639       1,383,447
Barclay Village II, LTD.
  Chambersburg, PA                                   211,611       3,953,043      4,164,654       1,956,638
1850 Second Avenue Associates, L.P.
  New York, NY                                       392,457       6,792,148      7,184,605       3,172,515
R.P.P. Limited Dividend Housing
  Detroit, MI                                          6,786      17,725,401     17,732,187       6,642,185
Williamsburg Residential II, L.P.
  Witchita, KS                                       362,484       1,498,332      1,860,816         685,691
West 104th Street Associates, L.P.
  New York, NY                                         6,787       3,085,215      3,092,002       1,249,680
Meredith Apartments, LTD.
  Salt Lake City, UT                                  46,787       1,514,292      1,561,079         748,635
Ritz Apartments, LTD.
  Salt Lake City, UT                                  66,547         676,480        743,027         324,659
Ashby Apartments, LTD.
  Salt Lake City, UT                                  57,637         729,435        787,072         314,049
South Toledo Associates, LTD.
  Toledo, OH                                          51,677       1,452,871      1,504,548         476,556
Dunlap School Venture
  Philadelphia, PA                                     9,458       4,687,568      4,697,026       1,488,828
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                     68,101       4,630,099      4,698,200       2,384,157
Franklin Elderly Housing Associates
  Franklin, PA                                       169,106       2,855,623      3,024,729       1,564,755
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                     69,106       4,986,660      5,055,766       2,706,200
Lancashire Towers Associates L.P.
  Cleveland, OH                                      269,106       7,240,035      7,509,141       3,390,803

                                                                               Life on which
                                                                              Depreciation in
                                                  Year of                      Latest Income
                                                Construction/     Date         Statements is
Subsidiary Partnership's Residential Property    Renovation      Acquired      Computed(a)(b)
---------------------------------------------   -------------   ----------    ---------------
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


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                   (continued)


                                                                Initial Cost to Partnership    Cost Capitalized
                                                               -----------------------------    Subsequent to
                                                                               Buildings and     Acquisition:
Subsidiary Partnership's Residential Property   Encumbrances       Land        Improvements      Improvements
---------------------------------------------   ------------   ------------   --------------   ----------------
Northwood Associates Limited Partnership
  Toledo, OH (c)                                           0        200,000        4,065,856    (4,265,856)
Brewery Renaissance Associates
  Middletown, NY                                   3,375,000         77,220          102,780     6,227,311
Brandywine Court Associates, L.P.
  Jacksonville, FL                                 1,386,052         78,000        1,960,262    (1,443,846)
Art Apartments Associates
  Philadelphia, PA                                 1,067,900         13,695        2,713,615       100,447
The Village at Carriage Hills, LTD.
  Clinton, TN                                      1,450,513         86,663        1,753,799       111,545
Mountainview Apartments, LTD,
  Newport, TN                                      1,030,364         49,918        1,254,182       131,193
The Park Village, Limited
  Jackson, MS                                        340,777         44,102          749,940        83,183
River Oaks Apartments, LTD.
  Oneonta, AL                                      1,056,125         80,340        1,221,336        87,800
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                   810,138         36,000        1,016,647        66,769
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                      2,805,326        242,550        4,667,594       122,075
Redemptorist L.P.
  New Orleans, LA                                  2,591,491              0        6,497,259        56,462
Manhattan A Associates
  New York, NY                                     3,400,242      1,092,959        5,991,888       414,968
Broadhurst Willows, L.P.
  New York, NY                                             0        102,324        5,151,039       110,893
Weidler Associates Limited Partnership
  Portland, OR                                     1,237,930        225,000                0     2,175,715
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                     3,518,268        327,650        4,276,739    (3,763,023)
Lake Forest Estates II, LTD.
  Livingston, AL                                     954,900         21,623        1,182,480        62,019
Las Camelias L.P.
  Rio Piedras, PR                                  6,649,939        249,000            6,400     9,814,650
WPL Associates XIIII
  Portland, OR                                     2,085,049              0        3,721,763       173,781
Broadway Townhouses L.P.
  Camden, NJ                                      10,541,893        163,000        5,120,066    14,430,086
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                     4,025,000              0                0     6,532,603
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                   7,422,921        610,073                0     9,443,112
Sartain School Venture
  Philadelphia, PA                                 1,908,762          3,883        3,486,875       139,237

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------
                                                               Buildings and                   Accumulated
Subsidiary Partnership's Residential Property      Land        Improvements        Total       Depreciation
---------------------------------------------   ------------   -------------   ------------    ------------
Northwood Associates Limited Partnership
  Toledo, OH (c)                                        0                 0              0                0
Brewery Renaissance Associates
  Middletown, NY                                   81,326         6,325,985      6,407,311        2,716,046
Brandywine Court Associates, L.P.
  Jacksonville, FL                                 82,106           512,310        594,416           17,741
Art Apartments Associates
  Philadelphia, PA                                 17,801         2,809,956      2,827,757        1,320,680
The Village at Carriage Hills, LTD.
  Clinton, TN                                      90,769         1,861,238      1,952,007          870,038
Mountainview Apartments, LTD,
  Newport, TN                                      54,024         1,381,269      1,435,293          662,116
The Park Village, Limited
  Jackson, MS                                      48,208           829,017        877,225          408,574
River Oaks Apartments, LTD.
  Oneonta, AL                                      84,446         1,305,030      1,389,476          467,901
Forrest Ridge Apartments, LTD.
  Forrest City, AR                                 40,106         1,079,310      1,119,416          383,328
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                     246,656         4,785,563      5,032,219        2,618,801
Redemptorist L.P.
  New Orleans, LA                                   4,106         6,549,615      6,553,721        2,933,275
Manhattan A Associates
  New York, NY                                  1,097,065         6,402,750      7,499,815        3,000,399
Broadhurst Willows, L.P.
  New York, NY                                    106,430         5,257,826      5,364,256        2,890,352
Weidler Associates Limited Partnership
  Portland, OR                                    229,106         2,171,609      2,400,715         959,636
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                    331,756           509,610        841,366           24,689
Lake Forest Estates II, LTD.
  Livingston, AL                                   25,729         1,240,393      1,266,122          428,801
Las Camelias L.P.
  Rio Piedras, PR                                 298,878         9,771,172     10,070,050        4,062,897
WPL Associates XIIII
  Portland, OR                                      4,106         3,891,438      3,895,544        1,873,757
Broadway Townhouses L.P.
  Camden, NJ                                      167,106        19,546,046     19,713,152        7,523,510
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                    156,842         6,375,761      6,532,603        2,638,504
Citrus Meadows Apartments, LTD.
  Brandenton, FL                                  812,609         9,240,576     10,053,185        4,209,637
Sartain School Venture
  Philadelphia, PA                                  7,989         3,622,006      3,629,995        1,170,381

                                                                               Life on which
                                                                              Depreciation in
                                                  Year of                      Latest Income
                                                Construction/     Date         Statements is
Subsidiary Partnership's Residential Property    Renovation      Acquired      Computed(a)(b)
---------------------------------------------   -------------   ----------    ---------------
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


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                   (continued)

                                                                Initial Cost to Partnership    Cost Capitalized
                                                               -----------------------------    Subsequent to
                                                                               Buildings and     Acquisition:
Subsidiary Partnership's Residential Property   Encumbrances       Land        Improvements      Improvements
---------------------------------------------   ------------   ------------   --------------   ----------------
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                               6,719,558        270,000        7,753,765         345,795
Holly Hill, LTD.
  Greenville, TN                                   1,373,055         50,000        1,631,820         145,798
Mayfair Apartments LTD.
  Morristown, TN                                   1,357,664         50,000        1,614,861         155,474
Foxcroft Apartments
  LTD. Troy, AL                                    1,227,727         75,000        1,382,973         137,462
Canterbury Apartments, LTD.
  Indianola, MS                                    1,409,370         33,000        1,738,871         108,334
Cutler Canal III Associates, LTD.
  Miami, FL                                        7,537,842      1,269,265                0      12,299,294
Jefferson Place L.P.
  Olathe, KS                                      10,910,000        531,063       13,477,553         189,201
Callaway Village, LTD.
  Clinton, TN                                      1,383,093         66,000        1,613,920         121,493
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                       2,832,952        303,837                0       4,801,536
West 132nd Development Partnership
  New York, NY                                     1,497,377              0                0       2,641,552
Site H Development Co.
  Brooklyn, NY                                       644,837              0        1,346,000          44,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                 5,766,563        752,000          693,995       6,417,790
Diamond Phase II Venture
  Philadelphia, PA                                 1,808,786              0                0       4,016,758
Bookbindery Associates
  Philadelphia, PA                                 1,503,652              0                0       3,850,097
The Hamlet, LTD.
  Boynton, FL                                      8,108,048      1,180,482                0      13,389,616
Stop 22 Limited Partnership
  Santurce, PR                                     9,464,114              0        4,025,481       7,095,017
Knob Hill Apartments, LTD.
  Greenville, TN                                   1,461,592         75,085                0       1,837,332
Conifer James Street Associates
  Syracuse, NY                                     2,269,479         57,034                0       4,537,961
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                  3,943,479              0        7,739,692         234,982
                                                ------------   ------------     -----------     ------------

                                                $185,593,622   $ 12,730,274     $183,175,038    $104,138,207
                                                ============   ============     ============    ============



                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------
                                                               Buildings and                   Accumulated
Subsidiary Partnership's Residential Property       Land       Improvements        Total       Depreciation
---------------------------------------------   ------------   -------------    ------------   ------------
Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                 274,106      8,095,454      8,369,560        4,577,161
Holly Hill, LTD.
  Greenville, TN                                      54,106      1,773,512      1,827,618          811,411
Mayfair Apartments LTD.
  Morristown, TN                                      54,106      1,766,229      1,820,335          600,272
Foxcroft Apartments
  LTD. Troy, AL                                       79,106      1,516,329      1,595,435          540,969
Canterbury Apartments, LTD.
  Indianola, MS                                       37,106      1,843,099      1,880,205          640,924
Cutler Canal III Associates, LTD.
  Miami, FL                                        1,273,507     12,295,052     13,568,559        3,471,924
Jefferson Place L.P.
  Olathe, KS                                         535,169     13,662,648     14,197,817       10,627,398
Callaway Village, LTD.
  Clinton, TN                                         70,106      1,731,307      1,801,413          607,936
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                         307,943      4,797,430      5,105,373        1,355,788
West 132nd Development Partnership
  New York, NY                                       13,106       2,628,446      2,641,552          813,370
Site H Development Co.
  Brooklyn, NY                                         4,106      1,386,310      1,390,416          654,002
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                   759,229      7,104,556      7,863,785        2,493,909
Diamond Phase II Venture
  Philadelphia, PA                                    22,081      3,994,677      4,016,758        1,148,903
Bookbindery Associates
  Philadelphia, PA                                   29,105       3,820,992      3,850,097        1,109,573
The Hamlet, LTD.
  Boynton, FL                                      1,184,587     13,385,511     14,570,098        5,503,378
Stop 22 Limited Partnership
  Santurce, PR                                       216,918     10,903,580     11,120,498        4,515,986
Knob Hill Apartments, LTD.
  Greenville, TN                                      79,190      1,833,227      1,912,417          605,460
Conifer James Street Associates
  Syracuse, NY                                        61,139      4,533,856      4,594,995        2,002,683
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                        204      7,974,470      7,974,674        2,496,183
                                                ------------   ------------   ------------     ------------

                                                $ 12,690,528   $287,352,991   $300,043,519     $124,137,316
                                                ============   ============   ============     ============

                                                                               Life on which
                                                                              Depreciation in
                                                  Year of                      Latest Income
                                                Construction/     Date         Statements is
Subsidiary Partnership's Residential Property    Renovation      Acquired      Computed(a)(b)
---------------------------------------------   -------------   ----------    ---------------

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

(c) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral

                                 MARCH 31, 2003


                                         Cost of Property and Equipment                      Accumulated Depreciation
                                 ----------------------------------------------   ----------------------------------------------
                                                                       Year Ended March 31,
                                 -----------------------------------------------------------------------------------------------
                                      2003             2002            2001           2003              2002            2001
                                 -------------    -------------   -------------   -------------    -------------   -------------

Balance at beginning of period   $ 304,422,304    $ 308,198,819   $ 307,236,792   $ 116,934,212    $ 108,363,090   $  97,610,640
Additions during period:
Improvements                         1,195,300        1,208,819         980,015
Depreciation expense                                                                 10,621,390       10,678,356      10,763,766
Deductions during period:
Dispositions                        (5,574,085)      (4,985,334)        (17,988)     (3,418,286)      (2,107,234)        (11,316)
                                --------------    -------------   -------------   -------------    -------------   -------------
Balance at close of period       $ 300,043,519    $ 304,422,304   $ 308,198,819   $(124,137,316)   $ 116,934,212   $ 108,363,090
                                 =============    =============   =============   =============    =============   =============


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