Form 10-Q
period 2003-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2003-08-06
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               =============      =============
                                                 June 30,            March 31,
                                                   2003                2003
                                               -------------      -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $126,667,980 and $124,137,316,
  respectively                                 $ 173,382,986      $ 175,906,203
Cash and cash equivalents                          4,542,721          5,098,740
Cash held in escrow                               13,856,746         13,369,452
Deferred costs, net of accumulated
  amortization of $2,124,868
  and $2,083,006, respectively                     3,006,417          3,048,279
Other assets                                       2,969,518          2,691,106
                                               -------------      -------------
Total assets                                   $ 197,758,388      $ 200,113,780
                                               =============      =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                 June 30,            March 31,
                                                   2003                2003
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 185,096,398      $ 185,593,622
  Due to debt guarantor                           47,122,207         46,343,389
  Accounts payable and other
   liabilities                                    24,482,684         23,628,888
  Due to local general partners and
   affiliates                                     17,075,494         17,303,330
  Due to general partners and
   affiliates                                     10,870,960         10,358,805
                                               -------------      -------------
Total liabilities                                284,647,743        283,228,034
                                               -------------      -------------

Minority interest                                 (1,146,559)          (867,942)
                                               -------------      -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (83,649,911)       (80,188,392)
  General Partners                                (2,092,885)        (2,057,920)
                                               -------------      -------------
Total partners' deficit                          (85,742,796)       (82,246,312)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 197,758,388      $ 200,113,780
                                               =============      =============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               ================================
                                                      Three Months Ended
                                                           June 30,
                                               --------------------------------
                                                   2003                2002*
                                               --------------------------------
Revenues
Rental income                                  $  8,866,211        $  8,712,680
Other                                               366,497             380,525
                                               ------------        ------------
Total revenue                                     9,232,708           9,093,205
                                               ------------        ------------

Expenses
General and administrative                        2,021,852           1,991,168
General and administrative-
  related parties (Note 2)                          912,913             916,779
Operating                                         1,153,524           1,198,230
Repairs and maintenance                           1,396,952           1,219,458
Real estate taxes                                   558,174             570,653
Insurance                                           520,829             376,735
Interest                                          3,631,078           3,741,223
Depreciation and amortization                     2,597,334           2,616,110
                                               ------------        ------------
Total expenses                                   12,792,656          12,630,356
                                               ------------        ------------
Loss before minority interest                    (3,559,948)         (3,537,151)
Minority interest in losses of
  subsidiary partnerships                            63,464              59,828
                                               ------------        ------------
Net loss                                       $ (3,496,484)       $ (3,477,323)
                                               ============        ============

Net loss - limited partners                    $ (3,461,519)       $ (3,442,550)
                                               ============        ============


Number of BACs outstanding                        139,101.5           139,101.5
                                               ============        ============


Net loss per BAC                               $     (24.89)       $     (24.75)
                                               ============        ============

* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                               ================================================
                                                   Limited          General
                                  Total            Partners         Partners
                               ------------------------------------------------
Partners' deficit -
  April 1, 2003                $(82,246,312)     $(80,188,392)     $ (2,057,920)

Net loss -
  three months ended
  June 30, 2003                  (3,496,484)       (3,461,519)          (34,965)
                               ------------      ------------      ------------

Partners' deficit -
  June 30, 2003                $(85,742,796)     $(83,649,911)     $ (2,092,885)
                               ============      ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003             2002*
                                                   ----------------------------
Cash flows from operating activities:


Net loss                                           $(3,496,484)     $(3,477,323)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization                        2,597,334        2,616,110
Minority interest in loss of
  subsidiaries                                         (63,464)         (59,828)
Increase in accounts
  payable and other liabilities                        853,796          553,804
Increase in cash held in escrow                       (380,862)        (126,874)
Increase in other assets                              (278,412)        (326,119)
Increase in due to general partners
  and affiliates                                       512,155          400,040
Increase in due to local
  general partners and affiliates                      166,198           45,533
Decrease in due to local general
  partners and affiliates                             (488,144)         (29,050)
Increase in due to debt guarantor                      778,818          771,515
                                                   -----------      -----------

Net cash provided by operating
  activities                                           200,935          367,808
                                                   -----------      -----------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                        (32,255)        (125,601)
Increase in cash held in escrow                       (106,432)        (145,065)
Increase (decrease) in due to local
  general partners
  and affiliates                                       106,927          (22,624)
                                                   -----------      -----------

Net cash used in investing activities                  (31,760)        (293,290)
                                                   -----------      -----------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003             2002*
                                                   ----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                       (497,224)        (401,475)
Decrease in due to local general
  partners and affiliates                              (12,817)            (545)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (215,153)        (289,049)
                                                   -----------      -----------

Net cash used in financing activities                 (725,194)        (691,069)
                                                   -----------      -----------

Net decrease in cash and
  cash equivalents                                    (556,019)        (616,551)

Cash and cash equivalents at
  beginning of period                                5,098,740        6,104,774
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 4,542,721      $ 5,488,223
                                                   ===========      ===========

* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2003 and 2002 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $61,000 and $58,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of operations and its cash flows of the Partnership for the three months ended June 30, 2003 and 2002. However, the operating results for the three months ended June 30, 2003 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 60 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                           Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           2003           2002
                                                         -----------------------
Partnership management fees (a)                          $354,000       $358,500
Expense reimbursement (b)                                  56,061         46,901
Local administrative fee (d)                               50,000         52,000
                                                         --------       --------
Total general and administrative-
  General Partners                                        460,061        457,401
                                                         --------       --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)                      452,852        459,378
                                                         --------       --------

Total general and administrative-
  related parties                                        $912,913       $916,779
                                                         ========       ========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $8,819,000 and $8,465,000 were accrued and unpaid at June 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

(c) The subsidiary partnerships incurred property management fees amounting to $599,692 and $579,970 for the three months ended June 30, 2003 and 2002, respectively, of which $452,852 and $459,378 for the three months ended June 30, 2003 and 2002, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal year 2002.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 4 - Sale of Property

On June 26, 2003, the property and related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $2,620,000 which will be recognized in the September 30, 2003 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. As of June 30, 2003, the Partnership has sold its limited partnership interest in one Local Partnership and the property and related assets and liabilities of another Local Partnership. See Note 4 for discussion of Sale of Property. Approximately $260,000 of the purchase price remains to be paid (which includes approximately $242,000 held in escrow).

During the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $556,000. This decrease was attributable to acquisitions of property and equipment ($32,000), principal payments on mortgage notes payable ($497,000), an increase in cash held in escrow relating to finance activities ($106,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($215,000) which exceeded a net increase in due to local general partners and affiliates relating to investing and financing activities ($94,000) and cash provided by operating activities ($201,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities are depreciation and amortization ($2,597,000) and an increase in due to debt guarantor ($779,000).

The Partnership has a working capital reserve of approximately $371,000 at June 30, 2003.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the three months ended June 30, 2003, the amounts received from operations of the Local Partnerships approximated $70,000.

Partnership management fees owed to the General Partners amounting to approximately $8,819,000 and $8,465,000 were accrued and unpaid at June 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the

Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships and, as of June 30, 2003, two of the Local Partnerships have been sold and eight still had their Tax Credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the balance of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended March 31, 2003.

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

b)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31,

2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

Results of operations for the three months ended June 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

The results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 30, 2003 as compared to the corresponding period in 2002, other than repairs and maintenance and insurance. The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, respectively, primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance and insurance, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

Repairs and maintenance increased approximately $177,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to major roof repairs at one Local Partnership, increased security at a second Local Partnership and carpet and appliance replacement at a third Local Partnership.

Insurance expense increased approximately $144,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, Inc., the general partner of each of the General Partners of the Partnership and Liberty GP III, Inc., has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes  in  Securities  and Use of  Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission  of  Matters  to a Vote of  Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

          31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

          32.1  Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date:  August 6, 2003

                         By: /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             President and Chief Executive Officer
                             (principal executive and financial officer)

Date:  August 6, 2003

                         By: /s/ Glenn F. Hopps
                             ------------------
                             Glenn F. Hopps,
                             Treasurer
                             (principal accounting officer)

                By:  LIBERTY GP III INC.,
                     a General Partner

Date:  August 6, 2003

                     By: /s/ Alan P. Hirmes
                         ------------------
                         Alan P. Hirmes,
                         President and Chief Executive Officer
                         (principal executive and financial officer)

Date:  August 6, 2003

                     By: /s/ Glenn F. Hopps
                         ------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 6, 2003
               --------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     August 6, 2003