Form 10-Q
period 2003-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2003-10-30
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003

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
                                   (Unaudited)

                                               =============      =============
                                               September 30,        March 31,
                                                   2003                2003
                                               -------------      -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $118,474,364 and $124,137,316,
  respectively                                 $ 167,707,569      $ 175,906,203
Cash and cash equivalents                          3,065,142          5,098,740
Cash held in escrow                               14,157,514         13,369,452
Deferred costs, net of accumulated
  amortization of $2,097,232
  and $2,083,006, respectively                     2,741,822          3,048,279
Other assets                                       2,833,038          2,691,106
                                               -------------      -------------
Total assets                                   $ 190,505,085      $ 200,113,780
                                               =============      =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                               September 30,        March 31,
                                                   2003                2003
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 173,239,587      $ 185,593,622
  Due to debt guarantor                           48,071,261         46,343,389
  Accounts payable and other
   liabilities                                    24,389,303         23,628,888
  Due to local general partners and
   affiliates                                     10,729,952         17,303,330
  Due to general partners and
   affiliates                                     11,299,282         10,358,805
                                               -------------      -------------
Total liabilities                                267,729,385        283,228,034
                                               -------------      -------------

Minority interest                                 (1,337,910)          (867,942)
                                               -------------      -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (73,892,069)       (80,188,392)
  General Partners                                (1,994,321)        (2,057,920)
                                               -------------      -------------
Total partners' deficit                          (75,886,390)       (82,246,312)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 190,505,085      $ 200,113,780
                                               =============      =============


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ===========================    ===========================
                           Three Months Ended              Six Months Ended
                               September 30,                  September 30,
                       ---------------------------    ---------------------------
                           2003           2002*           2003           2002*
                       ---------------------------    ---------------------------
Revenues
Rental income          $  8,723,742   $  8,657,599    $ 17,589,953   $ 17,370,279
Other                       381,036        420,285         747,533        800,810
Gain of sale of
  property (Note 4)       9,907,786              0       9,907,786              0
                       ------------   ------------    ------------   ------------

Total revenue            19,012,564      9,077,884      28,245,272     18,171,089
                       ------------   ------------    ------------   ------------

Expenses
General and
  administrative          2,241,654      1,747,061       4,263,506      3,738,229
General and
  administrative-
  related parties
  (Note 2)                  970,503        930,454       1,883,416      1,847,233
Operating                 1,018,323        931,340       2,171,847      2,129,570
Repairs and
  maintenance             1,368,447      1,559,737       2,765,399      2,779,195
Real estate taxes           569,255        585,441       1,127,429      1,156,094
Insurance                   467,407        354,028         988,236        730,763
Interest                  3,858,956      3,695,021       7,490,034      7,436,244
Depreciation and
  amortization            2,764,399      2,546,684       5,361,733      5,162,794
                       ------------   ------------    ------------   ------------
Total expenses           13,258,944     12,349,766      26,051,600     24,980,122
                       ------------   ------------    ------------   ------------

Income (loss) before
  minority interest
  and extraordinary
  Item                    5,753,620     (3,271,882)      2,193,672     (6,809,033)

Minority interest
  in losses of
  subsidiary
  partnerships               62,064         59,973         125,528        119,801
                       ------------   ------------    ------------   ------------

Income (loss) before
  extraordinary item      5,815,684     (3,211,909)      2,319,200     (6,689,232)

Extraordinary item
  forgiveness of in-
  debtedness income
  (Note 4)                4,040,722              0       4,040,722              0
                       ------------   ------------    ------------   ------------

Net income (loss)      $  9,856,406   $ (3,211,909)   $  6,359,922   $ (6,689,232)
                       ============   ============    ============   ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ===========================    ===========================
                           Three Months Ended              Six Months Ended
                               September 30,                  September 30,
                       ---------------------------    ---------------------------
                           2003           2002*           2003           2002*
                       ---------------------------    ---------------------------
Income (loss) before
  extraordinary item -
  limited partners     $  5,757,527   $(3,179,790)    $  2,296,008   $(6,622,340)

Extraordinary item -
  limited partners        4,000,315              0       4,000,315             0
                       ------------   ------------    ------------   -----------


Net income (loss) -
  limited partners     $  9,757,842   $ (3,179,790)   $  6,296,323   $(6,622,340)
                       ============   ============    ============   ===========

Number of BACs
  outstanding             139,101.5       39,101.5       139,101.5     139,101.5
                       ============   ============    ============   ===========

Net income (loss)
  before extra-
  ordinary item
  per BAC              $      41.39   $     (22.86)   $      16.50   $    (47.61)

Extraordinary item
  per BAC                     28.76              0           28.76             0
                       ------------   ------------    ------------   -----------

Net income (loss)
  per BAC              $      70.15   $     (22.86)   $      45.26   $    (47.61)
                       ============   ============    ============   ===========

* Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                       ============================================
                                         Limited         General
                          Total          Partners        Partners
                       --------------------------------------------
Partners' deficit -
  April 1, 2003        $(82,246,312)   $(80,188,392)   $ (2,057,920)

Net income -
  six months ended
  September 30, 2003      6,359,922       6,296,323          63,599
                       ------------    ------------    ------------

Partners' deficit -
  September 30, 2003   $(75,886,390)   $(73,892,069)   $ (1,994,321)
                       ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                ============================
                                                      Six Months Ended
                                                        September 30,
                                                ----------------------------
                                                    2003            2002*
                                                ----------------------------
Cash flows from operating activities:

Net income (loss)                               $  6,359,922    $ (6,689,232)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on sale of property (Note 4)                 (9,907,786)              0
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                 (4,040,722)              0
Depreciation and amortization                      5,361,733       5,162,794
Minority interest in loss of
  subsidiaries                                      (125,528)       (119,801)
Increase in accounts
  payable and other liabilities                    1,142,995       1,526,371
Increase in cash held in escrow                     (469,697)       (548,813)
Increase in other assets                            (204,954)       (716,762)
Increase in due to general partners
  and affiliates                                     940,477         902,077
Increase in due to local
  general partners and affiliates                    265,726         355,739
Decrease in due to local general
  partners and affiliates                           (469,557)       (187,776)
Increase in due to debt guarantor                  1,727,872       1,706,674
                                                ------------    ------------

Net cash provided by operating
  activities                                         580,481       1,391,271
                                                ------------    ------------

Cash flows from investing activities:

Acquisition of property and equipment               (346,849)       (218,302)
Increase in cash held in escrow                     (318,365)       (287,452)
Increase (decrease) in due to local general
  partners and affiliates                              2,427         (63,402)
                                                ------------    ------------

Net cash used in investing activities           $   (662,787)   $   (569,156)
                                                ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                ============================
                                                      Six Months Ended
                                                        September 30,
                                                ----------------------------
                                                    2003            2002*
                                                ----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                   (1,594,035)     (1,386,796)
Decrease in due to local general
  partners and affiliates                            (12,817)              0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 (344,440)       (347,066)
                                                ------------    ------------

Net cash used in financing activities             (1,951,292)     (1,733,862)
                                                ------------    ------------

Net decrease in cash and
  cash equivalents                                (2,033,598)       (911,747)

Cash and cash equivalents at
  beginning of period                              5,098,740       6,104,774
                                                ------------    ------------

Cash and cash equivalents at
  end of period                                 $  3,065,142    $  5,193,027
                                                ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                ============================
                                                      Six Months Ended
                                                        September 30,
                                                ----------------------------
                                                    2003            2002*
                                                ----------------------------
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness income
Decrease in due to local general partners
  and their affiliates                          $ (4,040,722)   $          0

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and equipment,
  net of accumulated depreciation               $  3,267,097    $          0
Decrease in deferred costs                           223,110               0
Decrease in prepaid expenses and
  other assets                                        63,022               0
Decrease in accounts payable,
  accrued expenses and other liabilities            (382,580)              0
Decrease in mortgage notes payable               (10,760,000)              0
Decrease in due to local general
  partners and their affiliates                   (2,318,435)              0


* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2003 and 2002 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 30, 2003, the Partnership has disposed of two of its sixty-two original investments (see Note
4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $58,000 and $0 and $116,000 for the three and six months ended September 30, 2003 and 2002, respectively. The Partnership's

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. However, the operating results for the six months ended September 30, 2003 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 59 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                               =======================   =======================
                                 Three Months Ended         Six Months Ended
                                    September 30,             September  30,
                               -----------------------   -----------------------
                                  2003         2002         2003         2002
                               -----------------------   -----------------------
Partnership management
  fees (a)                     $  354,000   $  358,500   $  708,000   $  717,000
Expense reimburse-
  ment (b)                         95,837       66,210      151,898      113,111
Local administrative
  fee (d)                          50,000       52,000      100,000      104,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        499,837      476,710      959,898      934,111
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)            470,666      453,744      923,518      913,122
                               ----------   ----------   ----------   ----------

Total general and ad-
  ministrative-related
  parties                      $  970,503   $  930,454   $1,883,416   $1,847,233
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $9,173,000 and $8,465,000

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


were accrued and unpaid at September 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $603,169 and $582,655 and $1,202,861 and $1,162,625 for the three and six months ended September 30, 2003 and 2002, respectively, of which $470,666 and $453,744 and $923,518 and $913,122 for the three and six months ended September 30, 2003 and 2002, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 4 - Sale of Property

On June 26, 2003, the property and related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $9,908,000. No proceeds were used to settle the Local Partnership's associated subordinate note and accrued interest thereon, which had a total outstanding balance of approximately $4,041,000 resulting in forgiveness of indebtedness income of approximately $4,041,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. As of September 30, 2003, the Partnership has sold its limited partnership interest in one Local Partnership and the property and related assets and liabilities of another Local Partnership. See Note 4 for discussion of Sale of Property. Approximately $260,000 of the purchase price of its investments remains to be paid by the Partnership (which includes approximately $242,000 held in escrow).

During the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $2,034,000. This decrease was attributable to acquisitions of property and equipment ($347,000), principal payments on mortgage notes payable ($1,594,000), an increase in cash held in escrow relating to financing activities ($318,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($344,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($10,000) which exceeded cash provided by operating activities ($580,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of property ($9,908,000), forgiveness of indebtedness income ($4,041,000), depreciation and amortization ($5,362,000) and an increase in due to debt guarantor ($1,728,000).

The Partnership has a working capital reserve of approximately $359,000 at September 30, 2003.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2003, the amounts received from operations of the Local Partnerships approximated $155,000.

Partnership management fees owed to the General Partners amounting to approximately $9,173,000 and $8,465,000 were accrued and unpaid at September 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships and, as of September 30, 2003, two of the Local Partnerships have been sold and eight still had their Tax Credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the balance of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

The  results  of the  operations  of  the  Partnership,  as  well  as the  Local
Partnerships remained fairly consistent during the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, excluding gain on sale of property, forgiveness of indebtedness income, administrative and management, repairs and maintenance, insurance and capital events with respect to Jefferson Place L.P., which sold its property and related assets and liabilities.

Rental income increased approximately 1% for both the three and six months ended
September  30,  2003  as  compared  to  the   corresponding   periods  in  2002,
respectively, primarily due to rental rate increases.

Total expenses, excluding administrative and management, repairs and maintenance and insurance, remained fairly consistent with increases of approximately 6% and 2% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

Administrative and management increased approximately $495,000 and $525,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002 primarily due to increases in payroll and employee benefits at two Local Partnerships, an incentive fee paid at a third Local Partnership and withholding taxes paid on Ohio source income at the Partnership level.

Repairs and maintenance decreased approximately $191,000 for the three months ended September 30, 2003 as compared to the corresponding period in 2002 primarily due sprinkler system repairs at one Local Partnership, kitchen cabinets replaced at a second Local Partnership and carpet and appliance replacement at a third Local Partnership in 2002.

Insurance expense increased approximately $113,000 and $257,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, Inc., the general partner of each of the General Partners of the Partnership and Liberty GP III, Inc., has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


           By: RELATED CREDIT PROPERTIES III L.P.,
               a General Partner

               By: Related Credit Properties III Inc.,
                   its General Partner

Date: October 30, 2003

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes,
                       President (Chief Executive Officer and
                       Chief Financial Officer)

Date: October 30, 2003

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (principal accounting officer)


           By: LIBERTY GP III INC.,
               a General Partner

Date: October 30, 2003

               By: /s/ Alan P. Hirmes
                   ------------------
                   Alan P. Hirmes,
                   President (Chief Executive Officer and
                   Chief Financial Officer)

Date: October 30, 2003

               By: /s/ Glenn F. Hopps
                   ------------------
                   Glenn F. Hopps,
                   Treasurer
                   (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: October 30, 2003
                ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit
Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     October 30, 2003