Form 10-Q
period 2003-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2004-02-11
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2003

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
                                   (Unaudited)

                                               =============      =============
                                                December 31,         March 31,
                                                   2003                2003
                                               -------------      -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $120,837,677 and $124,137,316,
  respectively                                 $ 165,790,297      $ 175,906,203
Cash and cash equivalents                          3,261,530          5,098,740
Cash held in escrow                               14,213,505         13,369,452
Deferred costs, net of accumulated
  amortization of $2,161,523
  and $2,083,006, respectively                     2,677,531          3,048,279
Other assets                                       3,042,510          2,691,106
                                               -------------      -------------
Total assets                                   $ 188,985,373      $ 200,113,780
                                               =============      =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                December 31,         March 31,
                                                   2003                2003
                                               -------------      -------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 173,063,926      $ 185,593,622
  Due to debt guarantor                           48,872,550         46,343,389
  Accounts payable and other
   liabilities                                    24,856,243         23,628,888
  Due to local general partners and
   affiliates                                     10,785,869         17,303,330
  Due to general partners and
   affiliates                                     11,665,507         10,358,805
                                               -------------      -------------
Total liabilities                                269,244,095        283,228,034
                                               -------------      -------------

Minority interest                                 (1,415,752)          (867,942)
                                               -------------      -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (76,819,083)       (80,188,392)
  General Partners                                (2,023,887)        (2,057,920)
                                               -------------      -------------
Total partners' deficit                          (78,842,970)       (82,246,312)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 188,985,373      $ 200,113,780
                                               =============      =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           ============================    ============================
                                Three Months Ended              Nine Months Ended
                                   December 31,                    December 31,
                           ----------------------------    ----------------------------
                               2003            2002*           2003            2002*
                           ----------------------------    ----------------------------
Revenues
Rental income              $  8,519,709    $  8,611,866    $ 26,109,662    $ 25,982,145
Other                           376,914         466,709       1,124,447       1,267,519
(Loss) gain of sale of
  property (Note 4)              (5,830)              0       9,901,956               0
                           ------------    ------------    ------------    ------------

Total revenue                 8,890,793       9,078,575      37,136,065      27,249,664
                           ------------    ------------    ------------    ------------

Expenses
General and
  administrative              1,967,249       1,853,414       6,230,755       5,591,643
General and
  administrative-
  related parties
  (Note 2)                      931,842         948,611       2,815,258       2,795,844
Operating                       901,429         852,985       3,073,276       2,982,555
Repairs and
  maintenance                 1,390,931       1,501,480       4,156,330       4,280,675
Real estate taxes               532,169         579,358       1,659,598       1,735,452
Insurance                       395,078         393,360       1,383,314       1,124,123
Interest                      3,360,207       3,819,452      10,850,241      11,255,696
Depreciation and
  amortization                2,427,605       3,051,778       7,789,338       8,214,572
                           ------------    ------------    ------------    ------------
Total expenses               11,906,510      13,000,438      37,958,110      37,980,560
                           ------------    ------------    ------------    ------------

Loss before minority
  interest and extra-
  ordinary item              (3,015,717)     (3,921,863)       (822,045)    (10,730,896)

Minority interest
  in losses of
  subsidiary
  partnerships                   59,137          73,313         184,665         193,114
                           ------------    ------------    ------------    ------------

Loss before extra-
  ordinary item              (2,956,580)     (3,848,550)       (637,380)    (10,537,782)

Extraordinary item
  forgiveness of in-
  debtedness income
  (Note 4)                            0               0       4,040,722               0
                           ------------    ------------    ------------    ------------


Net (loss) income          $ (2,956,580)   $ (3,848,550)   $  3,403,342    $(10,537,782)
                           ============    ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                           ============================    ============================
                                Three Months Ended              Nine Months Ended
                                   December 31,                    December 31,
                           ----------------------------    ----------------------------
                               2003            2002*           2003            2002*
                           ----------------------------    ----------------------------
Loss before extra-
  ordinary item -
  limited partners         $ (2,927,014)   $ (3,810,065)   $   (631,006)   $(10,432,404)

Extraordinary item -
  limited partners                    0               0       4,000,315               0
                           ------------    ------------    ------------    ------------

Net (loss) income -
  limited partners         $ (2,927,014)   $ (3,810,065)   $  3,369,309    $(10,432,404)
                           ============    ============    ============    ============

Number of BACs
  outstanding                 139,101.5       139,101.5       139,101.5       139,101.5
                           ============    ============    ============    ============

Net (loss) income
  before extra-
  ordinary item
  per BAC                  $     (21.04)   $     (27.39)   $      (4.54)   $     (75.00)

Extraordinary item
  per BAC                             0               0           28.76               0
                           ------------    ------------    ------------    ------------

Net (loss) income
  per BAC                  $     (21.04)   $     (27.39)   $      24.22    $     (75.00)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                      ============================================
                                        Limited         General
                          Total         Partners        Partners
                      --------------------------------------------
Partners' deficit -
  April 1, 2003       $(82,246,312)   $(80,188,392)   $ (2,057,920)

Net income -
  nine months ended
  December 31, 2003      3,403,342       3,369,309          34,033
                      ------------    ------------    ------------

Partners' deficit -
  December 31, 2003   $(78,842,970)   $(76,819,083)   $ (2,023,887)
                      ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                              ============================
                                                   Nine Months Ended
                                                       December 31,
                                              ----------------------------
                                                  2003            2002*
                                              ----------------------------
Cash flows from operating activities:

Net income (loss)                             $  3,403,342    $(10,537,782)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on sale of property (Note 4)               (9,901,956)              0
Extraordinary item - forgiveness
  of indebtedness income (Note 4)               (4,040,722)              0
Depreciation and amortization                    7,789,338       8,214,572
Minority interest in loss of
  subsidiaries                                    (184,665)       (193,114)
Increase in accounts
  payable and other liabilities                  1,596,705       2,103,092
Increase in cash held in escrow                   (762,650)       (406,278)
Increase in other assets                          (414,426)       (830,892)
Increase in due to general partners
  and affiliates                                 1,306,702       1,336,802
Increase in due to local
  general partners and affiliates                  331,640         466,331
Decrease in due to local general
  partners and affiliates                         (472,154)        (51,831)
Increase in due to debt guarantor                2,529,161       2,493,985
                                              ------------    ------------

Net cash provided by operating
  activities                                     1,180,315       2,594,885
                                              ------------    ------------

Cash flows from investing activities:

Acquisition of property and equipment             (792,891)       (803,192)
Increase in cash held in escrow                    (81,403)       (337,926)
Increase (decrease) in due to local general
  partners and affiliates                            2,427         (63,402)
                                              ------------    ------------

Net cash used in investing activities             (871,867)     (1,204,520)
                                              ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                              ============================
                                                   Nine Months Ended
                                                       December 31,
                                              ----------------------------
                                                  2003            2002*
                                              ----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                 (1,769,696)     (6,708,461)
Borrowings on mortgage notes                             0       5,318,700
Increase in deferred costs                               0        (247,868)
Decrease in due to local general
  partners and affiliates                          (12,817)           (545)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest               (363,145)       (502,454)
                                              ------------    ------------

Net cash used in financing activities           (2,145,658)     (2,140,628)
                                              ------------    ------------

Net decrease in cash and
  cash equivalents                              (1,837,210)       (750,263)

Cash and cash equivalents at
  beginning of period                            5,098,740       6,104,774
                                              ------------    ------------

Cash and cash equivalents at
  end of period                               $  3,261,530    $  5,354,511
                                              ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                              ============================
                                                   Nine Months Ended
                                                       December 31,
                                              ----------------------------
                                                  2003            2002*
                                              ----------------------------
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness income
Decrease in due to local general partners
  and their affiliates                        $ (4,040,722)   $          0

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and equipment,
  net of accumulated depreciation             $  3,267,097    $          0
Decrease in deferred costs                         223,110               0
Decrease in prepaid expenses and
  other assets                                      63,022               0
Decrease in accounts payable,
  accrued expenses and other liabilities          (369,350)              0
Decrease in mortgage notes payable             (10,760,000)              0
Decrease in due to local general
  partners and their affiliates                 (2,325,835)              0

        * Reclassified for comparative purposes.
          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2003 and 2002 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 31, 2003, the Partnership has disposed of two of its sixty-two original investments (see Note
4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $66,000 and $0 and $182,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The Partnership's

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2003, the results of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. However, the operating results for the nine months ended December 31, 2003 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a Special Limited Partner in 59 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2003 and 2002 were as follows:

                               Three Months Ended         Nine Months Ended
                                   December 31,              December 31,
                             -----------------------   -----------------------
                               2003          2002         2003          2002
                             -----------------------   -----------------------
Partnership management
  fees (a)                   $  354,000   $  358,500   $1,062,000   $1,075,500
Expense reimbursement (b)        53,378       76,145      205,276      189,256
Local administrative
  fee (d)                        50,000       52,000      150,000      156,000
                             ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                      457,378      486,645    1,417,276    1,420,756
                             ----------   ----------   ----------   ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)          474,464      461,966    1,397,982    1,375,088
                             ----------   ----------   ----------   ----------

Total general and ad-
  ministrative-related
  parties                    $  931,842   $  948,611   $2,815,258   $2,795,844
                             ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $9,527,000 and $8,465,000 were accrued and unpaid at December 31, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $616,274 and $586,725 and $1,819,135 and $1,749,350 for the three and nine months ended December 31, 2003 and 2002, respectively, of which $474,464 and $461,966 and $1,397,982 and $1,375,088 for the three and nine months ended December 31, 2003 and 2002, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Annual Report on Form 10-K for the period ended March 31, 2003.

Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal year 2002.


Note 4 - Sale of Property

On June 26, 2003, the property and related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $9,902,000. No proceeds were used to settle the Local Partnership's associated subordinate note and accrued interest thereon, which had a total outstanding balance of approximately $4,041,000 resulting in forgiveness of indebtedness income of approximately $4,041,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. As of December 31, 2003, the Partnership has sold its limited partnership interest in one Local Partnership and the property and related assets and liabilities of another Local Partnership was also sold. See
Note 4 for a discussion of property sales. Approximately $260,000 of the purchase price of its investments remains to be paid by the Partnership (which includes approximately $242,000 held in escrow).

During the nine months ended December 31, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,837,000. This decrease was attributable to acquisitions of property and equipment ($793,000), principal payments on mortgage notes payable ($1,770,000), an increase in cash held in escrow relating to investing activities ($81,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($363,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($10,000) which exceeded cash provided by operating activities ($1,180,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of property ($9,902,000), forgiveness of indebtedness income ($4,041,000), depreciation and amortization ($7,789,000) and an increase in due to debt guarantor ($2,529,000).

The Partnership has a working capital reserve of approximately $282,000 at December 31, 2003.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2003, the amounts received from operations of the Local Partnerships approximated $155,000.

Partnership management fees owed to the General Partners amounting to approximately $9,527,000 and $8,465,000 were accrued and unpaid at December 31, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 62 Local Partnerships and, as of December 31, 2003, two of the Local Partnerships have been sold and eight still had their Tax Credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the balance of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R)is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

Results of operations for the three and nine months ended December 31, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

The results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, excluding gain on sale of property, forgiveness of indebtedness income, administrative and management, operating, insurance, depreciation and amortization and capital events with respect to Jefferson Place L.P., which sold its property and related assets and liabilities (the "Sold Asset").

Rental income decreased approximately 1% and increased approximately 1% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, respectively. Excluding the Sold Asset, rental income increased approximately 4% and 3% primarily due to rental rate increases.

Other income decreased approximately $90,000 and $143,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, respectively. Excluding the Sold Asset, other income decreased approximately $50,000 and $93,000 primarily due to a decrease in laundry income at one Local Partnership, a decrease in escrow balances earning interest at a second Local

Partnership, a real estate tax rebate in 2002 at a third Local Partnership and an overaccrual of interest income in 2002 at a fourth Local Partnership.

Total  expenses,  excluding  the  Sold  Asset,  administrative  and  management, operating, insurance and depreciation and amortization remained fairly consistent with decreases of approximately 4% and 2% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002.

Administrative and management increased approximately $114,000 and $639,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Asset, administrative and management increased approximately $257,000 and $744,00 primarily due to increases in payroll and employee benefits at two Local Partnerships, an incentive fee paid at a third Local Partnership, the write-off of old receivables at a fourth Local Partnership and withholding taxes paid on Ohio source income at the Partnership level.

Operating increased approximately $48,000 for the three months ended December 31, 2003 as compared to the corresponding periods in 2002, respectively. Excluding the Sold Asset, operating increased approximately $94,000 primarily due to underaccruals of utility expenses for the quarter ended September 30, 2003 as well as overaccruals of utility expenses for the quarter ended September 30, 2002 at the same Local Partnership.

Insurance expense increased approximately $2,000 and $259,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, respectively. Excluding the Sold Asset, insurance increased approximately $44,000 and $245,000 primarily due to increases in insurance premiums at the Local Partnerships.

Depreciation and amortization decreased approximately $624,000 and $425,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, respectively. Excluding the Sold Asset, depreciation and amortization decreased approximately $474,000 and $288,000 primarily due to the write off of deferred costs in 2002 relating to the refinancing of a loan at one Local Partnership.

Item 3. Quantitative  and  Qualitative  Disclosures  about
Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, Inc., the general partner of each of the General Partners of the Partnership and Liberty GP III, Inc., has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)

                     By: RELATED CREDIT PROPERTIES III L.P.,
                         a General Partner

                         By: Related Credit Properties III Inc.,
                             its General Partner

Date: February 11, 2004

                             By: /s/ Alan P. Hirmes
                                 -------------------
                                 Alan P. Hirmes,
                                 President (Chief Executive Officer and
                                 Chief Financial Officer)

Date: February 11, 2004

                             By: /s/ Glenn F. Hopps
                                 -------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)

                     By: LIBERTY GP III INC.,
                         a General Partner

Date: February 11, 2004

                         By: /s/ Alan P. Hirmes
                             -------------------
                             Alan P. Hirmes,
                             President (Chief Executive Officer and
                             Chief Financial Officer)

Date: February 11, 2004

                         By: /s/ Glenn F. Hopps
                             -------------------
                             Glenn F. Hopps,
                             Treasurer
                             (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 11, 2004
               -----------------
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Chief Executive Officer and
                                              Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit
Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 11, 2004