Form 10-K
period 2004-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2004-06-23
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
-----  EXCHANGE  ACT OF 1934


For the fiscal year ended March 31, 2004

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3491408
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                10022
--------------------------------------                            --------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $(73,892,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1. Business.

General
-------

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner", and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties III Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties") are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"; and together with the Housing Tax Credit, the "Tax Credits"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the Partnership interests in the Local Partnership. The Partnership does not anticipate making any additional investments. As of March 31, 2004 the Partnership has disposed of two of its 62 original Properties. See Item 2, Properties, below.

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

As of March 31, 2004, the Credit Periods for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

The Partnership no longer continues to meet its primary objective of generating Tax Credits. The Partnership generated Tax Credits of approximately $69,000, $1,274,000 and $8,019,000 during the tax years 2003, 2002 and 2001, respectively.

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

Item 2. Properties.

As of March 31, 2004 the Partnership held a 98% limited partnership interest in 59 Local Partnerships and a 26.46% limited partnership interest in 1 Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 60 Local Partnerships own 64 apartment complexes. During the year ended March 31, 2004, the Partnership sold the property and related assets and liabilities of one Local Partnership. Through the year ended March 31, 2004, the Partnership has sold the property and related assets and liabilities of one Local Partnership and its limited partnership interest in a second Local Partnership. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the properties, may be found in
Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------
                                                         % of Units Occupied  at  May 1,
Name and Location                                        --------------------------------
(Number of Units)                      Date Acquired     2004   2003   2002   2001   2000
-----------------                      --------------    ----   ----   ----   ----   ----
C.V. Bronx Associates, L.P./
  Gerald Gardens
  Bronx, NY (121)                      June 1989          98    100     98     95     98
Michigan Rural Housing
  Limited Partnership
  Michigan (192)(a)                    September 1989     97     95     86     96     90
Jefferson Limited Partnership
  Schreveport, LA (69)                 December 1989      96    100     99     92     96
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI (36)                  October 1989       94    100    100    100    100
RBM Associates/Spring Garden
  Philadelphia, PA (8)                 December 1989     100    100    100     89     89
Glenbrook Associates
  Atglen, PA (35)                      November 1989     100     94    100    100    100
Affordable Flatbush Associates
  Brooklyn, NY (30)                    December 1989      97     97     97     93    100
Barclay Village II, LTD
  Chambersburg, PA (87)                November 1989      98     95     99     99     97
1850 Second Avenue Associates, L.P.
  New York, NY (48)                    October 1989       94     98     98    100    100
R.P.P. Limited Dividend Housing/
  River Place
  Detroit, MI (301)                    November 1989      90     91     94     97     98
Williamsburg Residential II, L.P.
  Wichita, KS (50)                     November 1989      52     84     91     93     64
West 104th Street Associates L.P.
  New York, NY (56)                    December 1989     100    100    100    100    100
Meredith Apartments, LTD
  Salt Lake City, UT (22)              August 1989       100     77     86    100     91
Ritz Apartments, LTD
  Salt Lake City, UT (30)              August 1989        90     79     97     83     90
Ashby Apartments, LTD
  Salt Lake City, UT (27)              August 1989       100     93     89     89     85
South Toledo Associates, LTD
  Toledo, OH (18)                      January 1990      100    100     89    100    100
Dunlap School Venture
  Philadelphia, PA (35)                January 1990       91    100     91    100    100
Philipsburg Elderly Housing
  Associates
  Philipsburg, PA (103)                February 1990      99    100     98     95     96


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------
                                                         % of Units Occupied  at  May 1,
Name and Location                                        --------------------------------
(Number of Units)                      Date Acquired     2004   2003   2002   2001   2000
-----------------                      --------------    ----   ----   ----   ----   ----
Franklin Elderly Housing
  Associates
  Franklin, PA (89)                    February 1990     100     99    100    100    100
Wade D. Mertz Elderly Housing
  Associates
  Sharpsville, PA (103)                February 1990     100    100     98     99     98
Lancashire Towers Associates
  Limited Partnership
  Cleveland, OH (240)                  February 1990      91     91    100     92     92
Northwood Associates Limited
  Partnership
  Toledo, OH (176)                     February 1990     (b)    (b)    (b)     85     97
Brewery Renaissance Associates
  Middletown, NY (53)                  February 1990     100    100    100    100     96
Brandywine Court Associates, L.P.
  Jacksonville, FL (52)                November 1989      92    100     96     87     90
Art Apartments Associates
  Philadelphia, PA (30)                March 1990         93     93    100    100     90
The Village at Carriage Hills, LTD
  Clinton, TN (48)                     March 1990        100    100    100    100    100
Mountainview Apartments, LTD
  Newport, TN (34)                     March 1990         98    100    100    100    100
The Park Village, Limited
  Jackson, MS (24)                     March 1990         92     92    100    100    100
River Oaks Apartments, LTD
  Oneonta, AL (35)                     March 1990         94     94    100    100     97
Forrest Ridge Apartments, LTD
  Forrest City, AR (25)                March 1990         96     88    100    100    100
The Hearthside Limited Dividend
  Housing Association Limited
  Partnership
  Portage, MI (101)                    March 1990         99     99     98     97     91
Redemptorist Limited Partnership
  New Orleans, LA (126)                March 1990         94     82     88     94     91
Manhattan A Associates
  New York,  NY (99)                   April 1990        100     99     98     97     98
Broadhurst Willows, L.P.
  New York, NY (129)                   April 1990         98     98     99     98     95
Weidler Associates Limited
  Partnership
  Portland, OR (52)                    May 1990           83     94     98     94     98
Gentle Pines-West Columbia
  Associates, L.P.
  Columbia, SC (150)                   June 1990          74     97     95     99     89
Lake Forest Estates II, LTD
  Livingston, AL (32)                  June 1990          88    100     87    100    100
Las Camelias Limited Partnership
  Rio Piedras, PR (166)                June 1990          97     94    100     99     92
WPL Associates XXIII
  Portland, OR (48)                    July 1990          92     96     97     98     90
Broadway Townhouses L.P.
  Camden, NJ (175)                     July 1990         100    100     99     99    100


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------
                                                         % of Units Occupied  at  May 1,
Name and Location                                        --------------------------------
(Number of Units)                      Date Acquired     2004   2003   2002   2001   2000
-----------------                      --------------    ----   ----   ----   ----   ----
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR (67)                    August 1990        99     99     99     99     97
Citrus Meadows Apartments, LTD
  Brandenton, FL (200)                 July 1990          77     86     95     96     92
Sartain School Venture
  Philadelphia, PA (35)                August 1990        94    100     97     97    100
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL (176)             September 1990     97     97     98     99     99
Holly Hill, LTD
  Greenville, TN (46)                  October 1990       96     91     98     98    100
Mayfair Apartments LTD
  Morristown, TN (48)                  October 1990       96     98     89    100    100
Foxcroft Apartments LTD
  Troy, AL (48)                        October 1990       94     96     77     94    100
Canterbury Apartments, LTD
  Indianola, MS (48)                   October 1990      100     96     96     94    100
Cutler Canal III Associates, LTD
  Miami, FL (262)                      October 1990       96     98     98     99     99
Jefferson Place L.P.
  Olathe, KS (352)                     October 1990      (c)     89     90     96     98
Callaway Village, LTD
  Clinton, TN (46)                     November 1990      89     96     89     96    100
Commerce Square Apartments
  Associates L.P.
  Smyrna, DE (80)                      December 1990      99     96     95     98     96
West 132nd Development
  Partnership
  New York, NY (40)                    December 1990     100    100    100    100     97
Site H Development Co.
  Brooklyn, NY (11)                    December 1990     100    100    100     93    100
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA (78)                December 1990      90     87     95     86     94
Diamond Phase II Venture
  Philadelphia, PA (32)                December 1990      84     97     97     96     91
Bookbindery Associates
  Philadelphia, PA (41)                December 1990      90     90     95     98     95
The Hamlet, LTD
  Boynton Beach, FL (240)              December 1990      99     92     90     96     95
Stop 22 Limited Partnership
  Santurce, PR (153)                   December 1990      97     97     99     98     99
Knob Hill Apartments, LTD
  Greenville, TN (48)                  December 1990     100    100     98    100    100
Conifer James Street Associates
  Syracuse, NY (73)                    December 1990      94     90     94     92     97


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------
                                                         % of Units Occupied  at  May 1,
Name and Location                                        --------------------------------
(Number of Units)                      Date Acquired     2004   2003   2002   2001   2000
-----------------                      --------------    ----   ----   ----   ----   ----
Longfellow Heights Apartments, L.P.
  Kansas City, MO (104)                March 1991         96    100     92     96     99

(a)  Consists of five apartment complexes located throughout Michigan.

(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2002 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(c) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Note 10 in Item 8. Financial Statements and Supplemental Data).


The  General   Partners  have  generally   required,   in  connection  with  the
Partnership's investments in the Local Partnerships, that the general partners of each Local Partnership (the "Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local
Partnership  during  a  limited  period  of time  following  rent  stabilization
("Guarantee Period"). In each case, the operating deficits have been funded by Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantees aggregated approximately $18,700,000, of which all have expired as of March 31, 2004. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees are secured by letters of credit and/or cash escrow deposits.

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

As of May 10, 2004 the Partnership has approximately 9,103 registered holders of an aggregate of 139,101.5 BACs.

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

However, the Partnership has made no distributions to BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                 Year Ended March 31,
                                -------------------------------------------------------------------------------------
OPERATIONS                          2004              2003              2002              2001              2000
----------                      -------------     -------------     -------------     -------------     -------------
Revenues                        $  49,605,256     $  36,597,281     $  36,841,341     $  37,266,093     $  35,444,349
Operating expenses                (49,901,192)      (54,422,951)      (51,253,195)      (51,522,177)      (51,605,028)
                                -------------     -------------     -------------     -------------     -------------
Loss before minority inter-
  est and extraordinary item         (295,936)      (17,825,670)      (14,411,854)      (14,256,084)      (16,160,679)
Minority interest in loss of
  subsidiary partnerships             272,964           281,929           218,421           208,775           214,105
Extraordinary item-
  forgiveness of indebted-
  ness income                               0                 0         2,156,560                 0                 0
                                -------------     -------------     -------------     -------------     -------------

Net loss                        $     (22,972)    $ (17,543,741)    $ (12,036,873)    $ (14,047,309)    $ (15,946,574)
                                =============     =============     =============     =============     =============

Net loss - limited partners     $     (22,742)    $ (17,368,304)    $ (11,916,504)    $ (13,906,836)    $ (15,787,108)
                                =============     =============     =============     =============     =============

Net loss per BAC                $        (.16)    $     (124.86)    $      (85.67)    $      (99.98)    $     (113.49)
                                =============     =============     =============     =============     =============

                                                                 Year Ended March 31,
                                -------------------------------------------------------------------------------------
FINANCIAL POSITION                  2004              2003              2002              2001              2000
------------------              -------------     -------------     -------------     -------------     -------------
Total assets                    $ 186,296,356     $ 200,113,780     $ 212,833,322     $ 224,963,913     $ 235,131,327
                                =============     =============     =============     =============     =============

Total liabilities               $ 270,046,767     $ 283,228,034     $ 277,364,748     $ 277,376,359     $ 272,523,628
                                =============     =============     =============     =============     =============

Minority interest               $  (1,481,127)    $    (867,942)    $     171,145     $     253,252     $   1,226,088
                                =============     =============     =============     =============     =============

Total partners'
  deficit                       $ (82,269,284)    $ (82,246,312)    $ (64,702,571)    $ (52,665,698)    $ (38,618,389)
                                =============     =============     =============     =============     =============

During the years ended March 31, 2000 through 2004, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2000 through 2003, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships. During the year ended March 31, 2004, total assets and liabilities decreased primarily due to a decrease in property and equipment and mortgage notes payable resulting from the sale of Jefferson Place Limited Partnership ("Jefferson Place").

                  Selected Quarterly Financial Date (Unaudited)

                            June 30,       September 30,    December 31,       March 31,
                              2003             2003             2003             2004
                          ------------     ------------     ------------     ------------
Revenues                  $  9,232,708     $ 23,053,286     $  8,890,793     $  8,428,469
Operating expenses         (12,792,656)     (13,258,944)     (11,906,510)     (11,943,082)
                          ------------     ------------     ------------     ------------

Loss before minority
  interest                  (3,559,948)       9,794,342       (3,015,717)      (3,514,613)

Minority interest in
  loss of subsidiary
  partnerships                  63,464           62,064           59,137           88,299
                          ------------     ------------     ------------     ------------

Net (loss) income         $ (3,496,484)    $  9,856,406     $ (2,956,580)    $ (3,426,314)
                          ============     ============     ============     ============

Net (loss) income -
  limited partnership     $ (3,461,519)    $  9,757,842     $ (2,927,014)    $ (3,392,051)
                          ============     ============     ============     ============

Net (loss) income
 per BAC                  $     (24.89)    $      70.15     $     (21.04)    $     (24.38)
                          ============     ============     ============     ============

                            June 30,       September 30,    December 31,       March 31,
                              2002*            2002*            2002*            2003*
                          ------------     ------------     ------------     ------------
Revenues                  $  9,093,205     $  9,077,884     $  9,078,575     $  9,347,617
Operating expenses         (12,630,356)     (12,349,766)     (13,000,438)     (16,442,391)
                          ------------     ------------     ------------     ------------

Loss before minority
  interest                  (3,537,151)      (3,271,882)      (3,921,863)      (7,094,774)

Minority interest in
  loss of subsidiary
  partnerships                  59,828           59,973           73,313           88,815
                          ------------     ------------     ------------     ------------

Net loss                  $ (3,477,323)    $ (3,211,909)    $ (3,848,550)    $ (7,005,959)
                          ============     ============     ============     ============

Net loss - limited
  partnership             $ (3,442,550)    $ (3,179,790)    $ (3,810,065)    $ (6,935,899)
                          ============     ============     ============     ============

Net loss per BAC          $     (24.75)    $     (22.86)    $     (27.39)    $     (49.86)
                          ============     ============     ============     ============


* Reclassified for comparative purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
Through March 31, 2004, the Partnership had originally invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships, of which approximately $178,000 remains to be paid including approximately $160,000 held in escrow. During the year ended March 31, 2004, the Partnership sold the property and the related assets and liabilities of one Local Partnership. Through the year ended March 31, 2004, the Partnership has sold the property and the related assets and liabilities of one Local Partnership and its limited partnership interest in a second Local Partnership. For a discussion of these sales, see Note 10 in Item 8.

During the year ended March 31, 2004, the Partnership's primary source of funds included (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

For the year ended March 31, 2004, cash and cash equivalents of the Partnership decreased by approximately $1,442,000. This decrease was attributable to a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($340,000), acquisition of property and equipment ($1,316,000), cost paid relating to the sale of property ($181,000), net repayments on mortgage notes ($2,740,000), a net increase in cash held in escrow relating to investing activities ($23,000), a net increase in due to Local General Partners and affiliates relating to investing and financing activities ($2,637,000) and an increase in deferred costs ($4,000) which exceeded cash provided by operating activities ($2,447,000), an increase in advances from debt guarantor ($462,000) and proceeds from sale of property ($2,890,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $10,179,000, gain on sale of property ($13,943,000) and an increase in due to debt guarantor in the amount of $3,153,000.

The Partnership has an unconsolidated working capital reserve of approximately $411,000 at March 31, 2004.

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

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2004, 2003 and 2002, the amounts received from operations of the Local Partnerships were approximately $330,000, $774,000 and $216,000, respectively.

Partnership management fees owed to the General Partners amounted to approximately $9,810,000 and $8,465,000 were accrued and unpaid at March 31, 2004 and 2003. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may also result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.

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

a) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2004, the
Partnership has recorded approximately $0 as a loss on impairment of assets. Through March 31, 2004, the Partnership has recorded approximately $22,237,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale as of March 31, 2004.

b) Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarized the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                            Less
                                            than          1 - 3          3 - 5        More than
                            Total          1 Year         Years          Years         5 Years
                         ------------   ------------   ------------   ------------   ------------
Mortgage notes
  payable (a)            $172,456,295   $  6,198,393   $ 20,324,302   $ 10,992,396   $134,941,204
Due to debt
  guarantor (b)            49,958,612     49,958,612              0              0              0
Land lease
  obligations (c)           4,099,253        155,130        310,260        310,260      3,323,603
Developer loans and
  accrued interest (d)      1,327,019      1,327,019              0              0              0
Land note payable (e)       1,445,106      1,445,106              0              0              0
                         ------------   ------------   ------------   ------------   ------------

   Total                 $229,286,285   $ 59,084,260   $ 20,634,562   $ 11,302,656   $138,264,807
                         ============   ============   ============   ============   ============

(a) The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $1,022,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of certain Subsidiary Partnership's rent and leases.

(b) R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place") has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit
     ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $49,958,612, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

(c) Four of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 28 to 99 years. The leases on these Properties are noncancelable. At December 31, 2003 those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,323,603 total thereafter.

(d)  See Note 8(C) i in Item 8. Financial Statements and Supplementary Data.

(e)  See Note 8(C) ii in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2004, 2003 and 2002 ("Fiscal 2003", "Fiscal 2002" and "Fiscal 2001", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The net loss for the 2003, 2002 and 2001 Fiscal Years totaled $22,972, $17,543,741 and $12,036,873, respectively.

2003 vs. 2002
-------------

Rental income decreased approximately 1% for Fiscal 2003 as compared to Fiscal 2002. Excluding Jefferson Place, which was sold during Fiscal 2003 (see Note
10), rental income increased approximately 2% primarily due to rental rate increases.

Other income decreased approximately $472,000 for Fiscal 2003 as compared to Fiscal 2002. Excluding Jefferson Place, other income decreased approximately $372,000 primarily due to a decrease in reserve balances earning interest at three Local Partnerships, a physical improvement grant received in 2002 at one Local Partnership, insurance recovery income received in 2002 at one Local Partnership and forgiveness of late fees at another Local Partnership.

Total expenses, excluding Jefferson Place and insurance, remained fairly consistent with a decrease of approximately 5% for Fiscal 2003 as compared to Fiscal 2002.

Insurance expense increased approximately $267,000 for Fiscal 2003 as compared to Fiscal 2002. Excluding Jefferson Place, insurance increased approximately
$294,000 primarily due to increases in insurance premiums at the Local Partnerships.

A gain on sale of properties was recorded during Fiscal 2003.

2002 vs. 2001
-------------

Rental income decreased approximately 2% for Fiscal 2002 as compared to Fiscal 2001. Excluding Northwood, which was sold during Fiscal 2001 (see Note 10), rental income increased less than 1%, primarily due to rental rate increases.

Other income increased approximately $362,000 for Fiscal 2002 as compared to Fiscal 2001. Excluding Northwood, other income increased approximately $416,000 primarily due to the receipt of a drugs elimination grant at one Local Partnership and the write-off of receivables in Fiscal 2001 at a second Local Partnership.

Total expenses, excluding Northwood, general and administrative and insurance, remained fairly consistent with an increase of approximately 4% for Fiscal 2002 as compared to Fiscal 2001.

General and administrative increased approximately $1,097,000 for Fiscal 2002 as compared to Fiscal 2001. Excluding Northwood, general and administrative increased approximately $1,285,000 primarily due to supervisory management fees paid at two Local Partnerships and increases in payroll and payroll related expenses at several Local Partnerships.

Insurance increased approximately $341,000 for Fiscal 2002 as compared to Fiscal 2001. Excluding Northwood, insurance increased approximately $364,000 primarily due to increased premiums at the Local Partnerships.

A loss on impairment of fixed assets of approximately $2,154,000 was recorded during Fiscal 2002. A loss on sale of properties and forgiveness of indebtedness income were recorded during Fiscal 2001.

Results of Operations of Certain Local Partnerships
---------------------------------------------------
R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place") River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $49,958,612, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2004. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2004 and 2003. The net loss after minority interest for River Place amounted to approximately $3,249,000, $3,127,000 and $3,190,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's HAP Contract expires in 2004 and there can be no  assurance  that it  will  be  renewed.  Brandywine's  management  has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Property would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property. In view of these matters, there is substantial doubt as to the Partnership's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2004 and 2003. The net loss after minority interest for Brandywine amounted to approximately $101,000, $665,000 (which includes a $553,000 loss on impairment of fixed assets) and $161,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Gentle Pines as a going concern. Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. A material number of apartment units are no longer supported by project-based housing subsidies and the project-based HAP contract for the remaining units expires on May 31, 2004. Management is seeking a nonprofit organization with an affordable housing mission to acquire Gentle Pines. In view of these matters, there is substantial doubt as to Gentle Pines' ability to continue as a going concern. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2004 and 2003. The net loss after minority interest for Gentle Pines amounted to approximately $100,000, $1,887,000 (which includes a $1,601,000 loss on impairment of fixed assets) and $181,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2003 and 2002, Jefferson's current liabilities exceeded its current assets by over $97,000 and $13,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $115,711 and $43,322 of current liabilities at December 31, 2003 and 2002, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2003. The Partnership's investment in Jefferson was approximately $105,000 and $113,000 at March 31, 2004 and 2003, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $217,000, $150,000 and $150,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal year 2003 and 2002, and as such has used estimates in its Consolidated Financial Statements for both years.

Other Subsidiary Partnerships
-----------------------------

Four of the Subsidiary Partnerships are leasing the land on which the Properties are located for terms ranging from 28 to 99 years. The leases for these Properties are noncancelable. At December 31, 2003, those Subsidiary Partnerships were committed to minimum annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,323,603 in total thereafter.

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

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1. Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm          19

         Consolidated Balance Sheets at March 31, 2004 and 2003          146

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                   147

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 31, 2004, 2003 and 2002               148

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                   149

         Notes to Consolidated Financial Statements                      151

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 59 (Fiscal 2003), 60 (Fiscal 2002) and 61 (Fiscal 2001) subsidiary partnerships whose losses aggregated $(15,889,757), ($15,565,338) and ($10,083,257) for the 2003, 2002 and
2001 Fiscal Years, respectively, and whose assets constituted 90% and 96% of the Partnership's assets at March 31, 2004 and 2003, respectively, presented in the accompanying consolidated financial statements. The financial statements of 57 (Fiscal 2003), 59 (Fiscal 2002) and 60 (Fiscal 2001) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 2003 and Fiscal 2002) subsidiary partnership was unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $3,449,244 (Fiscal 2003), $5,678,496 (Fiscal 2002) and $3,532,309 (Fiscal 2001), and their assets aggregated $13,201,742 and $14,043,226 at March 31, 2004 and 2003, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2004

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) (the "Partnershp") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.
February 6, 2004

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

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.
February 12, 2003

[Letterhead of THEO CARSON & ASSOCIATES]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Rural Housing Limited Partnership

I have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Theo C. Carson & Associates
Kalamazoo, Michigan

February 4, 2004

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

January 31, 2003

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 2003 and December 31, 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2003 and December 31, 2002 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
January 31, 2004
Shreveport, Louisiana

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

/s/ Cole, Evans & Peterson
February 4, 2003
Shreveport, Louisiana

[Letterhead of DAMIANO & BURK]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2003, and the related statements of operations and changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2003 and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 19, 2004

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

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 15, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
RBM Associates

We have audited the accompanying balance sheets of RBM Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2003, dated January 30, 2004, on our consideration of RBM Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

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

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates
Lancaster, Pennsylvania

Rural Development
Allentown, Pennsylvania

We have  audited the  accompanying  balance  sheets of Glenbrook  Associates  (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 16 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 28, 2004

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

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 17, 2003

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheets of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 2003 and December 31, 2002, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey
February 27, 2004

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

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey
March 1, 2003

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Auditing of HUD Programs issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 23, 2004, on our consideration of Barclay Village II, Ltd.'s internal control and on our test of its compliance certain provisions of laws, regulations, contracts and with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and specific requirements applicable to Fair Housing and Nondiscrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

January 23, 2004

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

February 10, 2003

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants
New York, N.Y.
February 3, 2004

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

/s/ Berdon, LLP
Certified Public Accountants
New York, N.Y.
February 3, 2003

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 2003 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2002 financial statements were audited by other auditors whose report dated January 24, 2003, on those statements raised substantial doubt about the Partnership's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2003, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note F, the Partnership has been unable to generate sufficient cash flow to meet its debt service requirements and is in default under those obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 17, 2004

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
January 24, 2003

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 8, 2004

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

Harrisonville, MO
January 9, 2003

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2003 and December 31, 2002, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
February 27, 2004

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

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
March 1, 2003

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 12, 2004

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2003

INDEPENDENT ACCOUNTANTS' REPORT
--------------------------------

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2004

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2003

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 12, 2004

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

Salt Lake City, Utah
January 9, 2003

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2003, and the related statements of profit and (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (an Ohio Limited Partnership) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 6, 2004 on our consideration of the Partnership's internal controls and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 6, 2004
Carmel, Indiana

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 8, 2002
Carmel, Indiana

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dunlap School Venture

We have audited the accompanying balance sheet of Dunlap School Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 30, 2004, on our consideration of Dunlap School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 16, 2004 on our consideration Philipsburg Elderly Housing Associates (A Maine Limited Partnership) internal control and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

Portland, Maine
January 16, 2004

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

Portland, Maine
January 23, 2003

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 23, 2004 on our consideration of internal controls over financial reporting of Franklin Elderly Housing Associates (A Maine Limited Partnership) internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 23, 2004

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 21, 2003

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 16, 2004 on our consideration of internal controls over financial reporting of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be used in conjunction with this report in considering the results of our audits.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 16, 2004

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

[Letterhead of Saltz, Shamis & Goldfarb, Inc.]

Independent Auditor's Report
----------------------------

The General and Limited Partners
Lancashire Towers Associates Limited Partnership

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 2003, and the related statement of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2002 were audited by Bick Fredman & Company whose Audit Department merged with Saltz, Shamis & Goldfarb, Inc. as of October 1, 2003 and whose report dated January 10, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 9, 2004 on our consideration of Lancashire Towers Associates Limited Partnership's internal control and reports dated January 9, 2004 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Saltz, Shamis & Goldfarb, Inc.
Cleveland, Ohio
January 9, 2004

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

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners,
Brewery Renaissance Associates, L.P.

We  have  audited  the  accompanying   balance  sheet  of  Brewery   Renaissance
Associates, L.P. (the Partnership) as of December 31, 2003 and 2002 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
February 4, 2004

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

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
March 11, 2003

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2003 and 2002 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Court Associates, L.P. (A Limited Partnership), HUD Project No. 063-94015, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have issued reports dated January 20, 2004 on our consideration of Brandywine Court Associates, L.P.'s (A Limited Partnership), HUD Project No. 063-94015, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2004

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2003

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 2003 and 2002 and the related statements of statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 2003 and 2002, and its results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 12, 2004

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

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 29, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2004 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2004 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with auditing principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2004 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2004 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
   (a Michigan Limited Partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 22, 2004

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

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 24, 2003

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 2, 2004, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated March 2, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 18 to 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Redemptorist Limited
Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
March 2, 2004

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2003

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners
Manhattan A Associates
(A Limited Partnership)
New York, New York

We have audited the accompanying balance sheet of Manhattan A Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan A Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on page ten is presented for purposes of additional analysis and is not a required part of the basic financial statements of Manhattan A Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 6, 2004

[Letterhead of Merina & Company, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners/Owners
Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheet of Weidler Associates Limited Partnership as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Merina & Company
West Linn, Oregon
February 26, 2004

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

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report
----------------------------

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-94007, as of December 31, 2003 and 2002, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentle Pines - West Columbia Associates, L.P. (A Limited Partnership), HUD Project No. 054-94007, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have issued reports dated January 29, 2004 on our consideration of Gentle Pines - West Columbia Associates, L.P.'s (A Limited Partnership), HUD Project No. 054-94007, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 29, 2004

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

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 13, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2004 on our consideration of Lake Forest Estates II, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2003

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2003 and 2002, and the related statements of loss, changes in Partner's Deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1941826 of the Puerto Rico Society of CPA's was affixed to the original. January 30, 2004

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

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1784086 of the Puerto Rico Society of CPA's was affixed to the original. January 29, 2003

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
522 NW 23rd, Suite 200
Portland, Oregon 97201

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of December 31, 2003, and the related statements of operations, changes in partnerships' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 27, 2004

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

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
February 22, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 20, 2004 on our consideration of Broadway Townhouses L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 2004
Taxpayer Identification Number: 52-1088612
Lead Auditor: James P. Martinko

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 2002
Taxpayer Identification Number: 52-1088612
Lead Auditor: James P. Martinko

[Letterhead of JUAN P. SANTIAGO & ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2003, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2003, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated January 29, 2004, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and reports dated January 29, 2004, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Juan P. Santiago
Lic. No. 692, In force
I.D. No. 66-0528810

Stamp No. 1934615 was affixed to the original of this report.

San Juan, Puerto Rico
February 29, 2004

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

San Juan, Puerto Rico
February 19, 2002

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership) (the Partnership), as of December 31, 2003, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2003 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules included in the financial statements (shown on pages 11 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 2004 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated January 28, 2004 on major HUD programs, and the nonmajor HUD program.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's significant operating losses and low occupancy rate raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cablish, Gentile & Gay, CPA's LLC
BRADENTON, FLORIDA
January 28, 2004

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

/s/ Cablish, Gentile & Gay, CPA
BRADENTON, FLORIDA
February 9, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated February 6, 2004, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-94031, as of December 31, 2003 and 2002 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Terrace Associates, Ltd. (A Limited Partnership), HUD Project No. 066-94031, as of December 31, 2003 and 2002 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2004 on our consideration of Driftwood Terrace Associates, Ltd.'s (A Limited Partnership), HUD Project No. 066-94031, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2004

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2004 on our consideration of Holly Hill, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with auditing standards generally accepted in the United States of America, we have also issued a report dated February 20, 2004 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2004 on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2004 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

[Letterhead from Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheet of Cutler Canal III Associates, Ltd., as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick, Fedder & Silverman
Atlanta, Georgia
January 27, 2004

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


/s/ KPMG LLP
Greenville, South Carolina
February 13, 2002

[Letterhead of MUELLER, PROST, PURK & WILLBRAND, P.C.]

To the Partners
Jefferson Place, L.P.
Omaha, Nebraska

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets in liquidation of Jefferson Place, L.P., (A Missouri Limited Partnership) (the "Partnership"), as of July 31, 2003, December 31, 2002 and 2001, and the related statements of income, changes in partners' deficit and cash flows for the period and years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, to the financial statements, the partners of Jefferson Place approved a plan of liquidation on May 1, 2003, and the Partnership began liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting for the period ended July 31, 2003, from the accrual basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of July 31, 2003, December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants
St. Louis, MO October 29, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2004 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2004

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

[Letterhead of Mayer Hoffman McCann P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P., as of December 31, 2003 and 2002, and the related statements of loss, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of Commerce Square Apartments Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and standards applicable to financial audits contained in Government Auditing Standard, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2003 and 2002, and the results of its operations, partners' capital (deficiency) and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, shown on pages 12 to 23 is presented for the purpose of additional analysis and is not required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2004, on our consideration of Commerce Square Apartments Associates, L.P.'s internal control and reports dated January 31, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Mayer Hoffman McCann P.C.
January 31, 2004
Plymouth Meeting, Pennsylvania

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

/s/ Halbert, Katz & Co. P.C.
January 31, 2002
Philadelphia, Pennsylvania

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheets of West 132nd Development Partnership as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 2003 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
February 4, 2004

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

/s/ O'Connor Davies Munns & Dobbins, LLP
Harrison, NY
February 28, 2002

[Letterhead of Koch Group & Company, LLP]

Independent Auditor's Report

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (A Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2004 on our consideration of L.I.H. Chestnut Associates, L.P.'s (A Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulators, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
February 9, 2004

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

/s/ Koch Group & Company, LLP
New York, New York
February 29, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Phase II Venture

We have audited the accompanying balance sheet of Diamond Phase II Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2003, dated February 6, 2004, on our consideration of Diamond Phase II Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bookbindery Associates

We have audited the accompanying balance sheet of Bookbindery Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2003, dated January 23, 2004, on our consideration of Bookbindery Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 28 through 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  BUCHBINDER TUNICK & COMPANY LLP

Rockville, Maryland
January 28, 2004

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


/s/  BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
January 29, 2003

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT   AUDITOR'S  REPORT  ON  FINANCIAL   STATEMENTS  AND   SUPPLEMENTARY
--------------------------------------------------------------------------------
INFORMATION
-----------

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2003, and the related statements of loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2003, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued reports dated February 12, 2004, on my consideration of Stop 22 Limited Partnership's internal control, and on my test of its compliance with certain provision of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
February 12, 2004
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 1929520 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.

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

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2004 on our consideration of Knob Hill Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates

We have audited the accompanying balance sheets of Conifer James Street Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations and partners' capital (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
January 27, 2004

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

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants

Rochester, New York
January 30, 2002

[Letterhead of RBG & CO.]

Independent Auditors' Report

S2100-020
To The Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., Project No. MHDC No. 89-583, a limited partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 to 24) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 29, 2004

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


/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 15, 2003

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                            March 31,
                                                                 ------------------------------
                                                                      2004            2003
                                                                 -------------    -------------

Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 12)                               $ 163,934,774    $ 175,906,203
Cash and cash equivalents (Notes 2, 3 and 12)                        3,656,322        5,098,740
Cash held in escrow (Notes 3 and 5)                                 13,258,260       13,369,452
Deferred costs - less accumulated amortization (Notes 2 and 6)       2,670,475        3,048,279
Other assets                                                         2,776,525        2,691,106
                                                                 -------------    -------------

Total assets                                                     $ 186,296,356    $ 200,113,780
                                                                 =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 7)                                $ 172,456,295    $ 185,593,622
  Due to debt guarantor (Note 12(a))                                49,958,612       46,343,389
  Accounts payable and other liabilities                            24,044,416       23,628,888
  Due to local general partners and affiliates (Note 8)             11,682,238       17,303,330
  Due to general partners and affiliates (Note 8)                   11,905,206       10,358,805
                                                                 -------------    -------------

Total liabilities                                                  270,046,767      283,228,034
                                                                 -------------    -------------

Minority interest (Note 2)                                          (1,481,127)        (867,942)
                                                                 -------------    -------------

Commitments and contingencies (Notes 7, 8 and 12)

Partners' deficit
  Limited partners (139,101.5 BACs
   issued and outstanding) (Note 1)                                (80,211,134)     (80,188,392)
  General partners                                                  (2,058,150)      (2,057,920)
                                                                 -------------    -------------

Total partners' deficit                                            (82,269,284)     (82,246,312)
                                                                 -------------    -------------

Total liabilities and partners' deficit                          $ 186,296,356    $ 200,113,780
                                                                 =============    =============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended March 31,
                                                           --------------------------------------------
                                                               2004            2003            2002
                                                           ------------    ------------    ------------
Revenues
  Rental income                                            $ 34,424,770    $ 34,887,492    $ 35,577,622
  Other                                                       1,237,808       1,709,789       1,347,956
  Gain (loss) on sale of properties (Note 10)                13,942,678               0         (84,237)
                                                           ------------    ------------    ------------
                                                             49,605,256      36,597,281      36,841,341
                                                           ------------    ------------    ------------
Expenses
  General and administrative                                  7,580,353       7,964,568       6,825,933
  General and administrative-related parties
   (Note 8)                                                   3,592,450       3,683,135       3,777,505
  Repairs and maintenance                                     6,072,804       6,375,109       6,424,708
  Operating and other                                         4,296,305       4,137,975       4,502,717
  Real estate taxes                                           2,253,959       2,233,028       2,332,594
  Insurance                                                   2,120,548       1,854,026       1,513,080
  Interest                                                   13,805,397      14,819,895      15,037,842
  Depreciation and amortization                              10,179,376      11,201,335      10,838,816
  Loss on impairment of fixed assets (Note 4)                         0       2,153,880               0
                                                           ------------    ------------    ------------

Total expenses                                               49,901,192      54,422,951      51,253,195
                                                           ------------    ------------    ------------
Loss before minority interest and
  extraordinary item                                           (295,936)    (17,825,670)    (14,411,854)
Minority interest in loss of subsidiary
  partnerships                                                  272,964         281,929         218,421
                                                           ------------    ------------    ------------

Loss before extraordinary item                                  (22,972)    (17,543,741)    (14,193,433)

Extraordinary item -forgiveness of indebted-
  ness income (Note 11)                                               0               0       2,156,560
                                                           ------------    ------------    ------------

Net loss                                                   $    (22,972)   $(17,543,741)   $(12,036,873)
                                                           ============    ============    ============

Loss before extraordinary item -
  limited partners                                         $    (22,742)   $(17,368,304)   $(14,051,498)

Extraordinary item - limited partners                                 0               0       2,134,994
                                                           ------------    ------------    ------------

Net loss - limited partners                                $    (22,742)   $(17,368,304)   $(11,916,504)
                                                           ============    ============    ============

Number of BACs outstanding                                    139,101.5       139,101.5       139,101.5
                                                           ============    ============    ============

Loss before extraordinary item per BAC                     $       (.16)   $    (124.86)   $    (101.02)

Extraordinary item per BAC                                            0               0           15.35
                                                           ------------    ------------    ------------

Net loss per BAC                                           $       (.16)   $    (124.86)   $     (85.67)
                                                           ============    ============    ============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                        Limited          General
                                          Total         Partners        Partners
                                      ------------    ------------    ------------
Partners' deficit - April 1, 2001     $(52,665,698)   $(50,903,584)   $ (1,762,114)

Net loss, year ended March 31, 2002    (12,036,873)    (11,916,504)       (120,369)
                                      ------------    ------------    ------------

Partners' deficit - March 31, 2002     (64,702,571)    (62,820,088)     (1,882,483)

Net loss, year ended March 31, 2003    (17,543,741)    (17,368,304)       (175,437)
                                      ------------    ------------    ------------

Partners' deficit - March 31, 2003     (82,246,312)    (80,188,392)     (2,057,920)

Net loss, year ended March 31, 2004        (22,972)        (22,742)           (230)
                                      ------------    ------------    ------------

Partners' deficit - March 31, 2004    $(82,269,284)   $(80,211,134)   $ (2,058,150)
                                      ============    ============    ============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------

Cash flows from operating activities:

Net loss                                              $    (22,972)   $(17,543,741)   $(12,036,873)
                                                      ------------    ------------    ------------

Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                           10,179,376      11,201,335      10,838,816
Loss on impairment of fixed assets                               0       2,153,880               0
(Gain) loss on sale of property                        (13,942,678)              0          84,237
Forgiveness of debt                                              0               0      (2,156,560)
Interest added to mortgage note payable                    362,358         345,811         326,085
Minority interest in loss of subsidiary
  partnerships                                            (272,964)       (281,929)       (218,421)
(Increase) decrease in assets:
Cash held in escrow                                        134,243         249,525         471,038
Other assets                                              (148,441)       (426,044)         25,192
Increase (decrease) in liabilities:
Due to debt guarantor                                    3,153,223       3,124,405       3,029,246
Accounts payable and other liabilities                     784,877       1,669,863       1,244,255
Increase in due to local general partners
  and affiliates                                           673,881       1,622,993         728,267
Decrease in due to local general partners
  and affiliates                                                 0        (396,170)              0
Due to general partners and affiliates                   1,546,401       1,821,804       1,667,365
                                                      ------------    ------------    ------------

Total adjustments                                        2,470,276      21,085,473      16,039,520
                                                      ------------    ------------    ------------

Net cash provided by operating activities                2,447,304       3,541,732       4,002,647
                                                      ------------    ------------    ------------

Cash flows from investing activities:

Acquisition of property and equipment                   (1,316,199)     (1,193,381)     (1,259,603)
Increase in cash held in escrow                           (105,383)        (29,413)       (175,587)
Decrease in cash held in escrow for
  real estate investments                                   82,332               0          39,798
Proceeds from sale of property                           2,890,000               0          80,000
Costs paid relating to sale of property                   (180,960)              0         (53,877)
Increase in due to local general partners
  and affiliates                                            69,717          71,918          73,177
Decrease in due to local general partners
  and affiliates                                                 0        (433,206)        (80,620)
                                                      ------------    ------------    ------------

Net cash provided by (used in) investing activities      1,439,507      (1,584,082)     (1,376,712)
                                                      ------------    ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Cash flows from financing activities:
Increase in deferred costs                                  (4,150)       (242,394)         (1,817)
Repayments on mortgage notes                            (5,675,185)     (8,972,058)     (2,757,827)
Borrowings on mortgage notes                             2,935,500       6,255,600               0
Advances from debt guarantor                               462,000         360,000         895,000
Increase in due to local general partners
  and affiliates                                             1,867         392,326         301,350
Decrease in due to local general partners
  and affiliates                                        (2,709,040)              0               0
(Decrease) increase in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                    (340,221)       (757,158)        136,314
                                                      ------------    ------------    ------------

Net cash used in financing activities                   (5,329,229)     (2,963,684)     (1,426,980)
                                                      ------------    ------------    ------------

Net (decrease) increase in cash and cash
  equivalents                                           (1,442,418)     (1,006,034)      1,198,955

Cash and cash equivalents at beginning
  of year                                                5,098,740       6,104,774       4,905,819
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year              $  3,656,322    $  5,098,740    $  6,104,774
                                                      ============    ============    ============

Supplemental disclosure of cash flows
  information:
Cash paid during the year for interest                $  8,571,124    $  9,059,474    $  9,395,348
                                                      ============    ============    ============

Supplemental disclosures of noncash investing
  and financing activities:
  Forgiveness of indebtedness:
   Decrease in accounts payable and other
    liabilities                                       $          0    $          0    $  2,156,560

Summarized below are the components of the
  (gain) loss on sale of properties:
  Decrease in property and equipment, net of
   accumulated depreciation                           $  3,267,096    $          0    $  2,928,884
  Decrease in cash held in escrow                                0               0         442,164
  Decrease in other assets                                  63,022               0          20,661
  Decrease in mortgage notes payable                   (10,760,000)              0      (1,732,008)
  Decrease in accounts payable and other
   liabilities                                            (369,349)              0         (72,395)
  Decrease in due to local general partners and
   affiliates                                           (3,657,517)              0      (1,476,946)
  Decrease in deferred costs                               223,110               0               0


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - General

Liberty  Tax  Credit  Plus  III  L.P.,  a  Delaware  limited   partnership  (the
"Partnership"), was organized on November 17, 1988. The Partnership had no operations until commencement of the public offering on May 2, 1989. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner", and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties III Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects"' and together with the apartment complexes, the "Properties") that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"; and together with the Housing Tax Credit, the "Tax Credits"). During the year ended March 31, 2004, the Partnership sold the property and the related assets and liabilities of one Local Partnership. Through the year ended March 31, 2004, the Partnership sold the property and the related assets and liabilities of one Local Partnership and its limited partnership interest in a second Local Partnership. For a discussion of these sales, see Note 10 in Item 8.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2004, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.


NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 61, 61 and 62 Subsidiary Partnerships in which the Partnership is the principal limited partner for the years ended March 31, 2004, 2003, and 2002, respectively. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


All intercompany accounts and transactions with the Subsidiary Partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   Subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $298,000 and $239,000 for the years ended March 31, 2004, 2003 and 2002, respectively (the 2003, 2002 and 2001 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c) Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2004, the Partnership has not recorded a loss on impairment of assets. Through March 31, 2004, the Partnership has recorded approximately $22,237,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale as of March 31, 2004.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


e) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

f) Use of Estimates

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

Mortgage  Notes  Payable
------------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                March 31, 2004                March 31, 2003
                                          ---------------------------   ---------------------------
                                            Carrying                      Carrying
                                             Amount       Fair Value       Amount       Fair Value
                                          ------------   ------------   ------------   ------------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $ 81,933,174   $ 85,103,592   $123,622,052   $126,868,563
Not practicable                           $ 90,523,121            (*)   $ 61,971,570            (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Due to Local General Partners and Affiliates
--------------------------------------------
The estimated fair value of the Partnership's due to the general partners of each Local Partnership (the "Local General Partners") and affiliates are as follows:

                                                March 31, 2004                March 31, 2003
                                          ---------------------------   ---------------------------
                                            Carrying                      Carrying
                                             Amount       Fair Value       Amount       Fair Value
                                          ------------   ------------   ------------   ------------
Due to Local General Partners
  and affiliates for which it is:
Not practicable to estimate fair value    $11,682,238             (*)   $17,303,330             (*)

(*) Management believes it is not practicable to estimate the fair value of due to Local General Partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                             March 31,                Estimated
                                  ------------------------------     Useful Lives
                                       2004             2003           (Years)
                                  -------------    -------------    --------------
Land                              $  12,155,359    $  12,690,528
Building and improvements           267,056,970      279,391,078    15 to 40 years
Other                                 7,941,965        7,961,913    5 to 10 years
                                  -------------    -------------
                                    287,154,294      300,043,519
Less:  Accumulated depreciation    (123,219,520)    (124,137,316)
                                  -------------    -------------

                                  $ 163,934,774    $ 175,906,203
                                  =============    =============

Included in property and equipment are $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2004 and 2003. In addition, as of March 31, 2004 and 2003, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to $10,020,532, $10,621,390 and $10,678,356, respectively.

In connection with the rehabilitation of the properties, the Subsidiary Partnerships have incurred developers' fees of $25,440,729 as of both March 31, 2004 and 2003 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2003 and 2002 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $10,938,328 and $3,418,286, respectively, due to write-offs on dispositions.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Impairment of Fixed Assets
--------------------------

Gentle Pines - West Columbia  Associates,  L.P. ("Gentle Pines")
----------------------------------------------------------------
During the year ended March 31, 2003, in accordance with SFAS No. 144, Gentle Pines deemed buildings to be impaired and were written down to their fair value. Fair value, which was determined by reference to the debt level that Gentle Pines can carry given that no debt relief has been arranged and that a lower rent level is expected, exceeded the carrying value by approximately $1,600,888. This impairment loss has been charged to operations for the year ended March 31, 2003. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation were reduced by $3,950,981 and $2,350,093, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
-----------------------------------------------
During the year ended March 31, 2003, in accordance with SFAS No. 144, Brandywine deemed buildings to be impaired and were written down to their fair value. Fair value, which was determined by reference to the debt level that Brandywine can carry given that no debt relief is available from either Jacksonville Housing Authority or the United States Department of Housing and Urban Development and that a lower rent level is expected, exceeded the net carrying value by $552,992. This impairment loss was charged to operations for the year ended March 31, 2003. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation were reduced by $1,603,338 and $1,050,346, respectively.


NOTE 5 - Cash Held in Escrow

The components of cash held in escrow are as follows:

                                                 March 31,
                                         -------------------------
                                             2004          2003
                                         -----------   -----------
Purchase price payments*                 $   159,597   $   241,929
Real estate taxes, insurance and other     5,511,779     5,329,619
Reserve for replacements                   6,326,495     6,221,112
Tenants' security deposits                 1,260,389     1,576,792
                                         -----------   -----------

                                         $13,258,260   $13,369,452
                                         ===========   ===========

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                           March 31,
                                  --------------------------
                                      2004           2003         Period
                                  -----------    -----------    -----------
Financing expenses                $ 4,843,204    $ 5,131,285    *
Less:  Accumulated amortization    (2,172,729)    (2,083,006)
                                  -----------    -----------

                                  $ 2,670,475    $ 3,048,279
                                  ===========    ===========

*Over the life of the related mortgages.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Amortization of deferred costs for the years ended March 31, 2004, 2003 and 2002 amounted to $158,844, $579,945 and $160,460, respectively. During the years ended March 31, 2004 and 2003, there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $69,121 and $595,145, respectively. During the year ended March 31, 2004, financing expenses decreased in the amount of $292,231 due to the sale of the property and the related assets and liabilities of one Local Partnership. See Sale of Properties (Note 10).


NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $1,022,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of certain Subsidiary Partnership's rent and leases.

Citrus Meadows Apartments, Ltd. ("Citrus Meadows")
--------------------------------------------------
On July 23, 2002, Citrus Meadows refinanced its existing mortgage indebtedness in the amount of $5,009,000. The new mortgage in the amount of $5,318,700 bears interest at the rate of 6.85% per annum and matures on August 1, 2037. Financing costs of approximately $248,000 were incurred, and a replacement reserve of approximately $212,000 and mortgage insurance and tax reserve of approximately $93,000 were established.

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

Inter-Tribal  Indian  Village  Housing  Development  Associates,  L.P.  ("Indian
--------------------------------------------------------------------------------
Village")
---------
Indian Village received $57,000 in additional financing through a note signed in fiscal year 2002. The note is non-interest bearing and due in full July 18, 2032.

Annual principal payment requirements as of March 31, 2004 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                    Amount
------------------                 ------------
2004                               $  6,198,393
2005                                 11,260,165
2006                                  9,064,137
2007                                  6,301,620
2008                                  4,690,776
Thereafter                          134,941,204
                                   ------------
                                   $172,456,295
                                   ============

No adjustment has been made in the table above for the events of default and other matters described below and in Note 12(a).

The mortgage agreements require monthly deposits to replacement reserves of approximately $108,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



L.I.H Chestnut Associates, L.P. ("Chestnut")
--------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2003 and 2002, Chestnut was in violation of such covenants. As of February 9, 2004, PHFA has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property.


NOTE 8 - Related Party Transactions

As of March 31, 2004, Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 12a with respect to River Place) interest as a special limited partner in 59 and 1 of the Local Partnerships, respectively.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2004, 2003 and 2002 are as follows:

A) Guarantees

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2004, the Partnership has not issued or modified any existing guarantees and has determined that the adoption of the accounting recognition provision of FASB Interpretation No. 45 would not have an impact on the Partnership's future financial position or results of operations.

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships in which the General Partners of the Local Partnerships agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the operating deficit guarantees aggregated approximately $18,700,000 of which all have expired as of March 31, 2004. At March 31, 2004 and 2003, the net amounts funded by the Local General Partners to meet such obligations were approximately $2,150,000 and $1,971,000, respectively. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


B) Related Party Fees

The costs incurred to related parties for the years ended March 31, 2004, 2003 and 2002 were as follows:

                                                           Year Ended March 31,
                                                   ------------------------------------
                                                     2004          2003         2002
                                                   ----------   ----------   ----------
Partnership management fees (i)                    $1,345,196   $1,429,500   $1,434,000
Expense reimbursement (ii)                            290,714      272,714      239,696
Local administrative fee (iv)                         150,619      199,000      206,796
                                                   ----------   ----------   ----------

Total general and administrative
 - General Partners                                 1,786,529    1,901,214    1,880,492
                                                   ----------   ----------   ----------

Property management fees incurred to
  affiliates of the Local General Partners (iii)    1,805,921    1,781,921    1,897,013
                                                   ----------   ----------   ----------

Total general and administrative
 - related parties                                 $3,592,450   $3,683,135   $3,777,505
                                                   ==========   ==========   ==========

(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $9,810,000 and $8,465,000 were accrued and unpaid at March 31, 2004 and 2003. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The Subsidiary Partnerships incurred property management fees amounting to $2,366,865, $2,362,241 and $2,384,810 for the years ended March 31, 2004, 2003
and  2002,  respectively,  of  which  $1,805,921,   $1,781,921  and  $1,897,013,
respectively, was incurred to affiliates of the Local General Partners.

(iv)  Liberty   Associates,   a  special   limited  partner  of  the  Subsidiary
Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Liberty Associates received cash distributions from the Local Partnerships of $9,816, $8,060 and $7,548 during the years ended March 31, 2004, 2003 and 2002, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

C) Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2004 and 2003 consists of the following:

                                                            March 31,
                                                    -------------------------
                                                       2004          2003
                                                    -----------   -----------
Operating deficit advances                          $ 2,149,580   $ 1,971,048
Development fees                                        385,821       385,821
Operating advances                                    5,116,978     4,823,112
Due to contractor                                        46,289        46,289
General Partner distributions                            14,684        12,817
Developer loans and accrued interest (i)              1,327,019     1,317,302
Land note payable (ii)                                1,445,106     1,385,106
Long-term note payable and accrued interest (iii)             0     4,984,714
Management and other operating fees                   1,196,761     2,377,121
                                                    -----------   -----------

                                                    $11,682,238   $17,303,330
                                                    ===========   ===========


(i) Developer loans consist of the following:
                                                                             March 31,
                                                                      -----------------------
                                                                         2004         2003
                                                                      ----------   ----------
Jefferson Limited Partnership -

This loan is unsecured, bears interest at an annually adjusted rate
(2.78% at December  31, 2003 and 4.98% at December 31, 2002)
and has no predetermined due date                                     $  100,000   $  100,000

This note is unsecured, bears interest at 9.25% per annum
and is due in the event of sale or refinancing of the property            75,000       75,000

Citrus Meadows Apartments, Ltd. -

This loan bears no interest and can only be repaid with the pro-
ceeds from a sale or refinancing                                         985,784      985,784

Accrued interest on developer loans                                      166,235      156,518
                                                                      ----------   ----------

                                                                      $1,327,019   $1,317,302
                                                                      ==========   ==========



Interest expense incurred on developer loans amounted to $9,718, $11,918 and $13,178 for the years ended March 31, 2004, 2003 and 2002, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

(ii) Land note payable consists of the following:
                                                                             March 31,
                                                                      -----------------------
                                                                         2004         2003
                                                                      ----------   ----------
Citrus Meadows Apartments, Ltd. -
-------------------------------
The land for this Subsidiary Partnership was purchased from the
Local General Partner for a $600,000 note which accrues interest at 10% per annum. The principal balance, together with the ac-
crued interest, is payable upon the sale of the property or in Au-    $1,445,106   $1,385,106
gust 2037, whichever event occurs first.                              ==========   ==========

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2004, 2003 and 2002.


(iii) Long-term note payable consists of the following:
                                                                             March 31,
                                                                      -----------------------
                                                                         2004         2003
                                                                      ----------   ----------


Jefferson Place L.P.
--------------------
On July 30, 1997, an affiliate of the Local General Partner issued a note  payable  in the sum of $3,500,000  to the  Subsidiary
Partnership.  Interest on this note,  at the rate of 8.5%  annually, was payable  monthly solely out of excess cash flow generated by the
Subsidiary  Partnership.  The principal in the amount of  $2,709,040 was paid from the proceeds  resulting  from the sale of the  Property.
The remaining  principal  balance in the amount of $790,960  and accrued  interest  totaling  $1,685,564  was forgiven by the Local
General  Partner as of the date of the sale of the  Property.  All payments  under this $3,500,000 note were subordinate to payments
due under the $12,200,000 tax-exempt mortgage bonds.                  $        0   $3,500,000

Accrued interest on note payable.                                              0    1,484,714
                                                                      ----------   ----------

                                                                      $        0   $4,984,714
                                                                      ==========   ==========

For the years ended December 31, 2003, 2002 and 2001, interest on this note amounted to $204,047, $389,129, and $360,182, respectively. At December 31, 2002 and 2001, $91,629 and $68,361 was interest calculated on past accrued base interest.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated Subsidiaries follows:

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          2003            2002            2001
                                                      ------------    ------------    ------------
Financial statement
Net loss                                              $    (22,972)   $(17,543,741)   $(12,036,873)

Difference resulting from parent company having a
different fiscal year for income tax and financial
reporting purposes                                         (95,895)         42,234         (24,459)

Difference between depreciation and amortization
expense recorded for financial statement and income
tax reporting purposes                                  (1,978,505)     (2,195,237)     (2,797,359)

Difference between gain on sale of properties re-
corded for financial  statement and income tax re-
porting purposes                                        (6,013,468)              0               0

Loss on impairment recorded for financial statement
not deducted for tax purposes                                    0       2,153,880               0

Tax-exempt interest income                                  (1,265)              0          (5,881)

Other                                                      758,779       1,379,578         (40,824)
                                                      ------------    ------------    ------------

Net loss as shown on the Partnership's income tax
return                                                $ (7,354,326)   $(16,163,286)   $(14,905,396)
                                                      ============    ============    ============


NOTE 10 - Sale of Properties

On June 26, 2003, the property and related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $13,943,000.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $49,958,612, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2004. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2004 and 2003. The net loss after minority interest for River Place amounted to approximately $3,249,000, $3,127,000 and $3,190,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's HAP Contract expires in 2004 and there can be no  assurance  that it  will  be  renewed.  Brandywine's  management  has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Property would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property. In view of these matters, there is substantial doubt as to the Partnership's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2004 and 2003. The net loss after minority interest for Brandywine amounted to approximately $101,000, $665,000 (which includes a $553,000 loss on impairment of fixed assets) and $161,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Gentle Pines as a going concern. Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. A material number of apartment units are no longer supported by project-based housing subsidies and the project-based HAP contract for the remaining units expired on May 31, 2004. Management is seeking a nonprofit organization with an affordable housing mission to acquire Gentle Pines. In view of these matters, there is substantial doubt as to Gentle Pines' ability to continue as a going concern. The Partnership's investment in Gentle Pines has

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2004 and 2003. The net loss after minority interest for Gentle Pines amounted to approximately $100,000, $1,887,000 (which includes a $1,601,000 loss on impairment of fixed assets) and $181,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

b) Subsidiary Partnership - Other

WPL Associates XXIII L.P. ("Benjamin's Corner")
-----------------------------------------------
Benjamin's Corner was party to a lawsuit filed against the landlord and owner of the ground on which the projects are located. The lawsuit sought declaratory judgment that Benjamin's Corner can deduct debt service from "Net Cash Flow" under terms of the ground leases and that Benjamin's Corner is not in default of the leases and is entitled to exercise its purchase options. The landlord filed a counter-claim seeking damages of back rent and interest totaling $843,884 plus interest and late charges on the ground lease payments. In May 2004, Benjamin's Corner reached a mediated settlement with the owner of the land. Terms of the settlement require that by June 30, 2004, Benjamin's Corner will exercise its option and purchase the two parcels of land for $669,586 plus it will pay deferred ground lease and accrued interest of $1,238,590, for a total settlement amount of $1,908,176. Through December 31, 2003, Benjamin's Corner had accrued deferred ground lease expense and interest thereon totaling $1,316,721. Therefore, in 2004 Benjamin's Corner will realize $78,131 in forgiveness of debt income due to the reduction in the amount of deferred ground lease and accrued interest. The Partnership's investment in Benjamin's Corner has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2004 and 2003. The net loss after minority interest for Benjamin's Corner amounted to approximately $266,000, $246,000 and $195,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss of $567,686 during the current period and has incurred a Partner's deficit of $6,730,425 since inception. Current economic conditions have limited the ability of Citrus Meadows in increasing tenant occupancy. In response to economic conditions, management has implemented expense reduction and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With interest rates being at record lows, more people are purchasing housing instead of renting. In the interim, the General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2004 and 2003. The net loss after minority interest for River Place amounted to approximately $568,000, $912,000 and $538,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2003 and 2002, Jefferson's current liabilities exceeded its current assets by over $97,000 and $13,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $115,711 and $43,322 of current liabilities at December 31, 2003 and 2002, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2003. The Partnership's investment in Jefferson was approximately $105,000 and $113,000 at March 31, 2004 and 2003, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $217,000, $150,000 and $150,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Site H Development Co. ("Site H")
---------------------------------
The Partnership has not been provided with the Site H audited financial statements for fiscal years 2003 and 2002, and as such has used estimates in its Consolidated Financial Statements for both years.

Leases
------

Four of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 28 to 99 years. The leases on these Properties are noncancelable. At December 31, 2003 those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating $155,130 for each of the next five years, and $3,323,603 total thereafter.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2004, uninsured cash and cash equivalents approximated $2,420,000.

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

River Place
-----------
In order to enhance the marketability of the Variable Rate Limited Obligation Multifamily Housing Revenue Refunding Bonds (the "2000 Bonds"), GRS entered into an agreement with a bank whereby the bank issued a direct-pay letter of credit on the account of River Place in favor of the Authority in the initial stated amount equal to the initial aggregate principal amount of bonds plus 49 days of interest on such amount totaling approximately $25,622,663 and $26,801,200 as of December 31, 2003 and 2002, respectively. The letter of credit, which was due to expire May 1, 2003, was extended. The extended letter of credit expires on the earlier of : (i) May 16, 2005, unless extended; (ii) 10 days subsequent to receipt of Default; (iii) date which the 2000 Bonds are fully repaid; or (iv) date which the 2000 Bonds become supported by a Substitute Credit Facility.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

During the tax years 2003, 2002 and 2001, the Partnership generated Housing Tax Credits of approximately $69,000, $1,274,000 and $8,019,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control over Financial Reporting. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. On November 17, 2003, CharterMac acquired Related Capital Company, which is indirect parent of RCC Manager L.L.C., the sole shareholder of the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen M. Ross as Director of the general partner of the Related General Partner and also replaced Michael Brenner as Director of the Liberty General Partner, each effective April 1, 2004, as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations as the majority of the General Partners' management team remained unchanged. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company, which controls the General Partners, has adopted a code of ethics. See http://www.chartermac.com. The Partnership's affairs are managed and controlled by the General Partners.

Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.

Related Credit Properties III, L.P.
-----------------------------------

Name                             Position
----                             --------

Alan P. Hirmes                   Director, President and Chief Executive Officer

Stuart J. Boesky                 Senior Vice President

Marc D. Schnitzer                Vice President

Denise L. Kiley                  Vice President

Glenn F. Hopps                   Treasurer and Assistant Vice President

Teresa Wicelinski                Secretary

ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 43, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 38, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP III Inc.
-------------------

Name                             Position
----                             --------

Alan P. Hirmes                   Director, President and Chief Executive Officer

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

As of March 31, 2004, Liberty Associates holds a 1% and .998% (see Item 7 with respect to River Place) limited partnership interest in 60 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of June 2, 2004, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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
of the general partner of the
Related General Partner as a group
(seven persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in the Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh I and the General Partners (the "Standstill Agreement"), Lehigh I agreed that, prior to April 4, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh II) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that, until the Standstill Expiration Date, it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, that Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, that Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partners as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partners or their affiliates. The address of each of the Partnership, Lehigh I and the General Partners is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 2, 2004, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $57,200 and $57,200, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were approximately $11,500 and $11,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements
         --------------------
         Report of Independent Registered Public Accounting Firm           19

         Consolidated Balance Sheets at March 31, 2004 and 2003           146

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    147

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 31, 2004, 2003 and 2002                148

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                    149

         Notes to Consolidated Financial Statements                       151

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm          178

         Schedule I - Condensed Financial Information of Registrant       179

         Schedule III - Real Estate and Accumulated Depreciation          182

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   Exhibits
         --------

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

(3B)     Certificate of Limited Partnership of Liberty Tax Credit
         Plus III L.P., together with amendments filed on November
         17, 1988**

(4)      Form of Subscription Agreement (attached to Prospectus as
         Exhibit B)

(10A)    Escrow Agreement between Registrant and Bankers Trust Company**

(10B)    Forms of Purchase Agreements for purchase of Local Partnership
         Interests**

(21)     Subsidiaries of the Registrant                                   172

(31.1)   Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a).       176

(32.1)   Certification  Pursuant to Rule  13a-14(b) or rule 15d-14(b)
         and Section  1350 of Title 18 of the United  States
         Code (18 U.S.C. 1350).                                           177

         ** Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax Credit Plus III L.P.'s Registration Statement on Form S-11 (Registra-tion No. 33-25732)

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                 Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                            of Organization
         ------------------------------                                         ---------------
         C.V. Bronx Associates, L.P.                                                  NY
         Michigan Rural Housing Limited Partnership                                   MI
         Jefferson Limited Partnership                                                LA
         Inter-Tribal Indian Village Housing Development Associates, L.P.             RI
         RBM Associates                                                               PA
         Glenbrook Associates PA Affordable Flatbush Associates                       NY
         Barclay Village II, LTD.                                                     PA
         1850 Second Avenue Associates, L.P.                                          NY
         R.P.P. Limited Dividend Housing                                              MI
         Williamsburg Residential II, L.P.                                            KS
         West 104th Street Associates L.P.                                            NY
         Meredith Apartments, LTD.                                                    UT
         Ritz Apartments, LTD.                                                        UT
         Ashby Apartments, LTD.                                                       UT
         South Toledo Associates, LTD.                                                OH
         Dunlap School Venture PA Philipsburg Elderly Housing Associates              PA
         Franklin Elderly Housing Associates                                          PA
         Wade D. Mertz Elderly Housing Associates                                     PA
         Lancashire Towers Associates Limited Partnership                             OH
         Northwood Associates Limited Partnership                                     OH
         Brewery Renaissance Associates                                               NY
         Brandywine Court Associates, L.P.                                            FL
         Art Apartments Associates                                                    PA
         The Village at Carriage Hills, LTD.                                          TN
         Mountainview Apartments, LTD.                                                TN
         The Park Village, Limited                                                    MS
         River Oaks Apartments, LTD.                                                  AL
         Forrest Ridge Apartments, LTD.                                               AR
         The Hearthside Limited Dividend Housing Association
           Limited Partnership                                                        MI
         Redemptorist Limited Partnership                                             LA
         Manhattan A Associates                                                       NY
         Broadhurst Willows, L.P.                                                     NY
         Weidler Associates Limited Partnership                                       OR
         Gentle Pines-West Columbia Associates, L.P.                                  SC
         Lake Forest Estates II, LTD.                                                 AL
         Las Camelias Limited Partnership                                             PR
         WPL Associates XXIII                                                         OR
         Broadway Townhouses L.P.                                                     NJ
         Puerto Rico Historic Zone Limited Dividend Partnership                       PR
         Citrus Meadows Apartments, LTD.                                              FL
         Sartain School Venture                                                       PA
         Driftwood Terrace Associates, LTD.                                           FL
         Holly Hill, LTD.                                                             TN
         Mayfair Apartments LTD.                                                      TN
         Foxcroft Apartments LTD.                                                     AL
         Canterbury Apartments, LTD.                                                  MS
         Cutler Canal III Associates, LTD.                                            FL
         Callaway Village, LTD.                                                       TN
         Commerce Square Apartments Associates L.P.                                   DE
         West 132nd Development Partnership                                           NY
         Site H Development Co.                                                       NY
         L.I.H. Chestnut Associates, L.P.                                             PA

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                 Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                            of Organization
         ------------------------------                                         ---------------
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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                             By: RELATED CREDIT PROPERTIES III L.P.,
                                 a General Partner


                                 By:  Related Credit Properties III Inc.,
                                      its general partner


Date: June 23, 2004
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Director, President, Chief Executive
                                          Officer and Chief Financial Officer


                             By: LIBERTY GP III INC.,
                                 a General Partner


Date: June 23, 2004
                                 By:  /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Director, President, Chief Executive Offi-
                                      cer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                            Title                         Date
------------------     ----------------------------------------    -------------

                       Director, President and Chief Executive
                       Officer and Chief Financial Officer
                       of Related Credit Properties
                       III Inc., (a general partner
                       of Related Credit Properties III L.P.)
/s/ Alan P. Hirmes     (a General Partner of Registrant))
------------------     and Liberty GP III, Inc.
Alan P. Hirmes         (a General Partner of Registrant)           June 23, 2004




                       Treasurer (principal accounting officer)
                       of Related Credit Properties
                       III Inc., (a general partner
                       of Related Credit Properties III L.P.)
/s/ Glenn F. Hopps     (a General Partner of Registrant))
------------------     and Liberty GP III, Inc.
Glenn F. Hopps         (a General Partner of Registrant)           June 23, 2004

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit
Properties III L.P. and of Liberty GP III Inc, each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2004 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the year ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date:  June 23, 2004
                -------------
                                               By:  /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 23, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 15 on page 19, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and Schedule III at March 31, 2004. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These three subsidiary partnerships' net losses aggregated $3,449,244 (Fiscal
2003),  $5,678,496  (Fiscal 2002) and $3,532,309 (Fiscal 2001), and their assets aggregated $13,201,742 and $14,043,226 at March 31, 2004 and 2003, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2004

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                                   March 31,
                                                           -------------------------
                                                               2004          2003
                                                           -----------   -----------

Cash and cash equivalents                                  $   429,291   $   485,377
Cash held in escrow                                            159,597       241,929
Investment and advances in subsidiary partnerships          20,867,156    23,766,355
Other assets                                                   245,465       398,139
                                                           -----------   -----------

Total assets                                               $21,701,509   $24,891,800
                                                           ===========   ===========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                      $11,464,620   $ 9,860,805
Other liabilities                                               63,502        53,685
                                                           -----------   -----------

Total liabilities                                           11,528,122     9,914,490

Partners' equity                                            10,173,387    14,977,310
                                                           -----------   -----------

Total liabilities and partners' equity                     $21,701,509   $24,891,800
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS


                                                            Year Ended March 31,
                                                 -----------------------------------------
                                                     2004           2003           2002
                                                 -----------    -----------    -----------
Revenues

Other income                                     $     2,199    $     1,000    $     2,838
                                                 -----------    -----------    -----------

Expenses

General and administrative                           367,141        206,143        164,821
General and administrative-related parties         1,635,910      1,740,087      1,673,696
                                                 -----------    -----------    -----------

Total expenses                                     2,003,051      1,946,230      1,838,517
                                                 -----------    -----------    -----------

Loss from operations                              (2,000,852)    (1,945,230)    (1,835,679)

Distribution income of subsidiary partnerships
   in excess of investments                           28,305         22,853         31,217

Loss on sale on investment of subsidiary
   partnership                                             0              0        (84,237)

Equity in loss of subsidiary partnerships*        (2,831,376)    (4,752,705)    (2,199,566)
                                                 -----------    -----------    -----------

Net loss                                         $(4,803,923)   $(6,675,082)   $(4,088,265)
                                                 ===========    ===========    ===========


* Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(13,138,050), $0 and $0, for 2004, 2003, and 2002, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                              Year Ended March 31,
                                                   -----------------------------------------
                                                      2004            2003           2002
                                                   -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                           $(4,803,923)   $(6,675,082)   $(4,088,265)
                                                   -----------    -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
Loss on sale on investment of subsidiary
  partnership                                                0              0         84,237
Distribution income from subsidiary partnerships
  in excess of investments                             (28,305)       (22,853)       (31,217)
(Increase) decrease in assets:
Other assets                                           152,674       (152,673)             0
Increase (decrease) in liabilities:
Due to general partners and affiliates               1,603,815      1,828,424      1,700,551
Other liabilities                                        9,732         47,418            (77)
                                                   -----------    -----------    -----------
Total adjustments                                    1,737,916      1,700,316      1,753,494
                                                   -----------    -----------    -----------

Net cash used in operating activities               (3,066,007)    (4,974,766)    (2,334,771)
                                                   -----------    -----------    -----------

Cash flows from investing activities:

Equity in loss of subsidiary partnerships            2,831,376      4,752,705      2,199,566
Proceeds on sale of property                                 0              0         26,123
Distributions from subsidiary partnerships             330,098        774,218        215,690
Investments and advances
  in subsidiary partnerships                          (233,885)      (144,870)      (401,830)
Decrease in cash held in escrow-
  purchase price payments                               82,332              0         39,798
                                                   -----------    -----------    -----------

Net cash provided by investing activities            3,009,921      5,382,053      2,079,347
                                                   -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                          (56,086)       407,287       (255,424)

Cash and cash equivalents, beginning of year           485,377         78,090        333,514
                                                   -----------    -----------    -----------

Cash and cash equivalents, end of year             $   429,291    $   485,377    $    78,090
                                                   ===========    ===========    ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004


                                                                            Initial Cost to Partnership             Cost Capitalized
                                                                         -----------------------------------         Subsequent to
                                                                                               Buildings and          Acquisition:
Subsidiary Partnerships' Residential Property       Encumbrances             Land              Improvements           Improvements
---------------------------------------------       -------------        -------------         -------------        ----------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                         $           0        $   1,705,800         $           0          $   4,279,915
Michigan Rural Housing Limited Partnership
  Michigan                                              4,564,968              141,930             4,013,207              2,229,006
Jefferson Limited Partnership
  Schreveport, LA                                       1,371,172               65,000             3,289,429                 48,125
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                        1,657,588               36,643             3,290,524                253,881
RBM Associates
  Philadelphia, PA                                        975,000                    0             1,590,733                 78,286
Glenbrook Associates
  Atglen, PA                                            1,627,757              137,000             2,833,081                133,767
Affordable Flatbush Associates
  Brooklyn, NY                                          1,357,287                    0             2,551,365                250,945
Barclay Village II, LTD
  Chambersburg, PA                                      2,266,237              204,825             3,249,918                711,382
1850 Second Avenue Associates, L.P.
  New York, NY                                                  0              920,472             6,262,968                  1,165
R.P.P. Limited Dividend Housing
  Detroit, MI                                          25,110,000                    0            29,051,380                  6,786
Williamsburg Residential II, L.P.
  Witchita, KS                                          1,452,201              358,305             2,713,872             (1,211,361)
West 104th Street Associates, L.P.
  New York, NY                                                  0                    0                     0              3,158,423
Meredith Apartments, LTD
  Salt Lake City, UT                                      537,285               40,000             1,500,117                 20,962
Ritz Apartments, LTD
  Salt Lake City, UT                                      302,238               59,760               592,704                 90,563
Ashby Apartments, LTD
  Salt Lake City, UT                                      302,438               50,850               549,611                186,611
South Toledo Associates, LTD
  Toledo, OH                                              871,910               47,571             1,411,386                 49,991
Dunlap School Venture
  Philadelphia, PA                                      2,439,173                5,352             4,522,721                168,953
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                       2,678,229               45,000             4,092,500                583,689
Franklin Elderly Housing Associates
  Franklin, PA                                          1,938,312              165,000             2,594,447                322,933
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                       2,979,813               65,000             4,234,049                820,709


                                                        Gross Amount at which Carried at Close of Period
                                                    ---------------------------------------------------------
                                                                          Buildings and
Subsidiary Partnerships' Residential Property           Land              Improvements              Total
---------------------------------------------       -------------         -------------         -------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                         $   1,439,504         $   4,546,211         $   5,985,715
Michigan Rural Housing Limited Partnership
  Michigan                                                148,716             6,235,427             6,384,143
Jefferson Limited Partnership
  Schreveport, LA                                          71,786             3,330,768             3,402,554
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                           43,429             3,537,619             3,581,048
RBM Associates
  Philadelphia, PA                                          6,786             1,662,233             1,669,019
Glenbrook Associates
  Atglen, PA                                              143,786             2,960,062             3,103,848
Affordable Flatbush Associates
  Brooklyn, NY                                              6,787             2,795,523             2,802,310
Barclay Village II, LTD
  Chambersburg, PA                                        211,611             3,954,514             4,166,125
1850 Second Avenue Associates, L.P.
  New York, NY                                            392,457             6,792,148             7,184,605
R.P.P. Limited Dividend Housing
  Detroit, MI                                          18,158,537            18,165,323             7,767,831
Williamsburg Residential II, L.P.
  Witchita, KS                                            362,484             1,498,332             1,860,816
West 104th Street Associates, L.P.
  New York, NY                                              6,787             3,151,636             3,158,423
Meredith Apartments, LTD
  Salt Lake City, UT                                       46,787             1,514,292             1,561,079
Ritz Apartments, LTD
  Salt Lake City, UT                                       66,547               676,480               743,027
Ashby Apartments, LTD
  Salt Lake City, UT                                       57,637               729,435               787,072
South Toledo Associates, LTD
  Toledo, OH                                               51,677             1,457,271             1,508,948
Dunlap School Venture
  Philadelphia, PA                                          9,458             4,687,568             4,697,026
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                          68,101             4,653,088             4,721,189
Franklin Elderly Housing Associates
  Franklin, PA                                            169,106             2,913,274             3,082,380
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                          69,106             5,050,652             5,119,758

                                                                                                              Life on which
                                                                                                             Depreciation in
                                                                           Year of                            Latest Income
                                                    Accumulated          Construction/        Date            Statements is
Subsidiary Partnerships' Residential Property       Depreciation          Renovation        Acquired          Computed (a)(b)
---------------------------------------------       -------------        ------------     -------------     ------------------
C.V. Bronx Associates, L.P.
  Bronx, NY                                         $   2,149,650            1990         June 1989            15-27.5 years
Michigan Rural Housing Limited Partnership
  Michigan                                              3,174,466            1989         Sept. 1989           27.5 years
Jefferson Limited Partnership
  Schreveport, LA                                       1,595,512            1990         Dec. 1989            27.5 years
Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                        1,742,070            1989         Oct. 1989            27.5 years
RBM Associates
  Philadelphia, PA                                        554,628            1989         Dec. 1989            40 years
Glenbrook Associates
  Atglen, PA                                            1,475,618            1989         Nov. 1989            3-27.5 years
Affordable Flatbush Associates
  Brooklyn, NY                                          1,484,872            1989         Dec. 1989            27.5 years
Barclay Village II, LTD
  Chambersburg, PA                                      2,121,066            1989         Nov. 1989            5-27.5 years
1850 Second Avenue Associates, L.P.
  New York, NY                                          3,428,441            1989         Nov. 1989            27.5 years
R.P.P. Limited Dividend Housing
  Detroit, MI                                                                1989         Nov. 1989            27-31.5 years
Williamsburg Residential II, L.P.
  Witchita, KS                                            727,249            1989         Nov. 1989            40 years
West 104th Street Associates, L.P.
  New York, NY                                          1,358,704            1990         Dec. 1989            27.5 years
Meredith Apartments, LTD
  Salt Lake City, UT                                      801,661            1989         Aug. 1989            27.5 years
Ritz Apartments, LTD
  Salt Lake City, UT                                      348,254            1989         Aug. 1989            27.5 years
Ashby Apartments, LTD
  Salt Lake City, UT                                      339,157            1989         Aug. 1989            27.5 years
South Toledo Associates, LTD
  Toledo, OH                                              513,715            1988         Jan. 1990            40 years
Dunlap School Venture
  Philadelphia, PA                                      1,606,115            1989         Jan. 1990            40 years
Philipsburg Elderly Housing Associates
  Philipsburg, PA                                       2,571,563            1990         Feb. 1990            15-27.5 years
Franklin Elderly Housing Associates
  Franklin, PA                                          1,702,579            1989         Feb. 1990            7-24 years
Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA                                       2,924,405            1989         Feb. 1990            27.5 years


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                  (continued)


                                                                           Initial Cost to Partnership              Cost Capitalized
                                                                        -----------------------------------          Subsequent to
                                                                                              Buildings and           Acquisition:
Subsidiary Partnerships' Residential Property       Encumbrances            Land              Improvements            Improvements
---------------------------------------------       -------------       -------------         -------------         ----------------
Lancashire Towers Associates L.P.
  Cleveland, OH                                         2,533,915             265,000             6,871,575                 372,566
Northwood Associates Limited Partnership
  Toledo, OH (c)                                                0             200,000             4,065,856              (4,265,856)
Brewery Renaissance Associates
  Middletown, NY                                        3,375,000              77,220               102,780               6,227,311
Brandywine Court Associates, L.P.
  Jacksonville, FL                                      1,375,041              78,000             1,960,262              (1,443,846)
Art Apartments Associates
  Philadelphia, PA                                      1,050,342              13,695             2,713,615                 107,247
The Village at Carriage Hills, LTD
  Clinton, TN                                           1,445,482              86,663             1,753,799                 126,667
Mountainview Apartments, LTD,
  Newport, TN                                           1,027,096              49,918             1,254,182                 135,129
The Park Village, Limited
  Jackson, MS                                             331,807              44,102               749,940                  93,183
River Oaks Apartments, LTD
  Oneonta, AL                                           1,052,205              80,340             1,221,336                  87,800
Forrest Ridge Apartments, LTD
  Forrest City, AR                                        807,046              36,000             1,016,647                  72,859
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                           2,772,504             242,550             4,667,594                 122,075
Redemptorist L.P.
  New Orleans, LA                                       2,884,068                   0             6,497,259                 279,736
Manhattan A Associates
  New York, NY                                          3,209,459           1,092,959             5,991,888                 427,468
Broadhurst Willows, L.P.
  New York, NY                                                  0             102,324             5,151,039                 147,493
Weidler Associates Limited Partnership
  Portland, OR                                          1,230,490             225,000                     0               2,175,715
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                          3,487,778             327,650             4,276,739              (3,763,023)
Lake Forest Estates II, LTD
  Livingston, AL                                          951,563              21,623             1,182,480                  62,019
Las Camelias L.P.
  Rio Piedras, PR                                       6,714,871             249,000                 6,400               9,851,709
WPL Associates XIIII
  Portland, OR                                          2,044,080                   0             3,721,763                 173,781
Broadway Townhouses L.P.
  Camden, NJ                                           10,493,689             163,000             5,120,066              14,430,086

                                                        Gross Amount at which Carried at Close of Period
                                                    ---------------------------------------------------------
                                                                          Buildings and
Subsidiary Partnerships' Residential Property           Land              Improvements              Total
---------------------------------------------       -------------         -------------         -------------
Lancashire Towers Associates L.P.
  Cleveland, OH                                           269,106             7,240,035             7,509,141
Northwood Associates Limited Partnership
  Toledo, OH (c)                                                0                     0                     0
Brewery Renaissance Associates
  Middletown, NY                                           81,326             6,325,985             6,407,311
Brandywine Court Associates, L.P.
  Jacksonville, FL                                         82,106               512,310               594,416
Art Apartments Associates
  Philadelphia, PA                                         17,801             2,816,756             2,834,557
The Village at Carriage Hills, LTD
  Clinton, TN                                              90,769             1,876,360             1,967,129
Mountainview Apartments, LTD,
  Newport, TN                                              54,024             1,385,205             1,439,229
The Park Village, Limited
  Jackson, MS                                              48,208               839,017               877,225
River Oaks Apartments, LTD
  Oneonta, AL                                              84,446             1,305,030             1,389,476
Forrest Ridge Apartments, LTD
  Forrest City, AR                                         40,106             1,085,400             1,125,506
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                             246,656             4,785,563             5,032,219
Redemptorist L.P.
  New Orleans, LA                                           4,106             6,772,889             6,776,995
Manhattan A Associates
  New York, NY                                          1,097,065             6,415,250             7,512,315
Broadhurst Willows, L.P.
  New York, NY                                            106,430             5,294,426             5,400,856
Weidler Associates Limited Partnership
  Portland, OR                                            229,106             2,171,609             2,400,715
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                            331,756               509,610               841,366
Lake Forest Estates II, LTD
  Livingston, AL                                           25,729             1,240,393             1,266,122
Las Camelias L.P.
  Rio Piedras, PR                                         298,878             9,808,231            10,107,109
WPL Associates XIIII
  Portland, OR                                              4,106             3,891,438             3,895,544
Broadway Townhouses L.P.
  Camden, NJ                                              167,106            19,546,046            19,713,152

                                                                                                              Life on which
                                                                                                             Depreciation in
                                                                           Year of                            Latest Income
                                                    Accumulated          Construction/        Date            Statements is
Subsidiary Partnerships' Residential Property       Depreciation          Renovation        Acquired          Computed (a)(b)
---------------------------------------------       -------------        ------------     -------------     ------------------
Lancashire Towers Associates L.P.
  Cleveland, OH                                         3,651,700            1989         Feb. 1990            27.5 years
Northwood Associates Limited Partnership
  Toledo, OH (c)                                                0            1989         Feb. 1990            27.5 years
Brewery Renaissance Associates
  Middletown, NY                                        2,946,061            1990         Feb. 1990            27.5 years
Brandywine Court Associates, L.P.
  Jacksonville, FL                                         51,515            1988         Nov. 1989            7-27.5 years
Art Apartments Associates
  Philadelphia, PA                                      1,425,059            1990         Mar. 1990            27.5 years
The Village at Carriage Hills, LTD
  Clinton, TN                                             942,735            1990         Mar. 1990            25-40 years
Mountainview Apartments, LTD,
  Newport, TN                                             712,818            1990         Mar. 1990            25-40 years
The Park Village, Limited
  Jackson, MS                                             440,807            1990         Mar. 1990            25-40 years
River Oaks Apartments, LTD
  Oneonta, AL                                             501,139            1990         Mar. 1990            25-40 years
Forrest Ridge Apartments, LTD
  Forrest City, AR                                        410,062            1990         Mar. 1990            25-40 years
The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                           2,802,222            1990         Mar. 1990            15-27.5 years
Redemptorist L.P.
  New Orleans, LA                                       3,174,433            1990         Mar. 1990            27.5 years
Manhattan A Associates
  New York, NY                                          3,245,017            1990         Apr. 1990            27.5 years
Broadhurst Willows, L.P.
  New York, NY                                          3,077,710            1990         Apr. 1990            10-25 years
Weidler Associates Limited Partnership
  Portland, OR                                          1,041,154            1990         May 1990             15-27.5 years
Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC                                             54,845            1990         June 1990            27.5 years
Lake Forest Estates II, LTD
  Livingston, AL                                          460,514            1990         June 1990            25-40 years
Las Camelias L.P.
  Rio Piedras, PR                                       4,418,827            1990         June 1990            27.5 years
WPL Associates XIIII
  Portland, OR                                          2,013,549            1990         July 1990            27.5 years
Broadway Townhouses L.P.
  Camden, NJ                                            8,004,549            1990         July 1990            27.5 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                  (continued)


                                                                           Initial Cost to Partnership              Cost Capitalized
                                                                        -----------------------------------          Subsequent to
                                                                                              Buildings and           Acquisition:
Subsidiary Partnerships' Residential Property       Encumbrances            Land              Improvements            Improvements
---------------------------------------------       -------------       -------------         -------------         ----------------
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                          4,025,000                   0                     0               6,534,016
Citrus Meadows Apartments, LTD
  Brandenton, FL                                        7,384,149             610,073                     0               9,493,111
Sartain School Venture
  Philadelphia, PA                                      1,901,012               3,883             3,486,875                 139,237
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL                                    6,653,554             270,000             7,753,765                 350,595
Holly Hill, LTD
  Greenville, TN                                        1,368,343              50,000             1,631,820                 149,136
Mayfair Apartments LTD
  Morristown, TN                                        1,353,005              50,000             1,614,861                 161,725
Foxcroft Apartments
  LTD. Troy, AL                                         1,222,707              75,000             1,382,973                 149,479
Canterbury Apartments, LTD
  Indianola, MS                                         1,404,018              33,000             1,738,871                 109,282
Cutler Canal III Associates, LTD
  Miami, FL                                             7,460,074           1,269,265                     0              12,392,962
Jefferson Place L.P.
  Olathe, KS (d)                                                0             531,063            13,477,553                       0
Callaway Village, LTD
  Clinton, TN                                           1,377,568              66,000             1,613,920                 124,511
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                            2,818,036             303,837                     0               4,801,536
West 132nd Development Partnership
  New York, NY                                          1,448,733                   0                     0               2,641,552
Site H Development Co.
  Brooklyn, NY                                            615,729                   0             1,346,000                  44,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                      5,724,935             752,000               693,995               6,417,790
Diamond Phase II Venture
  Philadelphia, PA                                      1,791,800                   0                     0               4,016,758
Bookbindery Associates
  Philadelphia, PA                                      1,498,236                   0                     0               3,856,033
The Hamlet, LTD
  Boynton, FL                                           8,053,337           1,180,482                     0              13,407,827
Stop 22 Limited Partnership
  Santurce, PR                                          9,668,642                   0             4,025,481               7,103,557
Knob Hill Apartments, LTD
  Greenville, TN                                        1,457,275              75,085                     0               1,850,895



                                                        Gross Amount at which Carried at Close of Period
                                                    ---------------------------------------------------------
                                                                          Buildings and
Subsidiary Partnerships' Residential Property           Land              Improvements              Total
---------------------------------------------       -------------         -------------         -------------
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                            156,842             6,377,174             6,534,016
Citrus Meadows Apartments, LTD
  Brandenton, FL                                          812,609             9,290,575            10,103,184
Sartain School Venture
  Philadelphia, PA                                          7,989             3,622,006             3,629,995
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL                                      274,106             8,100,254             8,374,360
Holly Hill, LTD
  Greenville, TN                                           54,106             1,776,850             1,830,956
Mayfair Apartments LTD
  Morristown, TN                                           54,106             1,772,480             1,826,586
Foxcroft Apartments
  LTD. Troy, AL                                            79,106             1,528,346             1,607,452
Canterbury Apartments, LTD
  Indianola, MS                                            37,106             1,844,047             1,881,153
Cutler Canal III Associates, LTD
  Miami, FL                                             1,273,507            12,388,720            13,662,227
Jefferson Place L.P.
  Olathe, KS (d)                                                0                     0                     0
Callaway Village, LTD
  Clinton, TN                                              70,106             1,734,325             1,804,431
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                              307,943             4,797,430             5,105,373
West 132nd Development Partnership
  New York, NY                                             13,106             2,628,446             2,641,552
Site H Development Co.
  Brooklyn, NY                                              4,106             1,386,310             1,390,416
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                        759,229             7,104,556             7,863,785
Diamond Phase II Venture
  Philadelphia, PA                                         22,081             3,994,677             4,016,758
Bookbindery Associates
  Philadelphia, PA                                         29,105             3,826,928             3,856,033
The Hamlet, LTD
  Boynton, FL                                           1,184,587            13,403,722            14,588,309
Stop 22 Limited Partnership
  Santurce, PR                                            216,918            10,912,120            11,129,038
Knob Hill Apartments, LTD
  Greenville, TN                                           79,190             1,846,790             1,925,980


                                                                                                              Life on which
                                                                                                             Depreciation in
                                                                           Year of                            Latest Income
                                                    Accumulated          Construction/        Date            Statements is
Subsidiary Partnerships' Residential Property       Depreciation          Renovation        Acquired          Computed (a)(b)
---------------------------------------------       -------------        ------------     -------------     ------------------
Puerto Rico Historic Zone Limited
  Dividend Partnership
  San Juan, PR                                          2,868,415            1990         Aug. 1990            27.5 years
Citrus Meadows Apartments, LTD
  Brandenton, FL                                        4,550,061            1990         July 1990            27.5 years
Sartain School Venture
  Philadelphia, PA                                      1,262,523            1990         Aug. 1990            15-40 years
Driftwood Terrace Associates, LTD
  Ft. Lauderdale, FL                                    4,834,200            1989         Sept. 1990           27.5 years
Holly Hill, LTD
  Greenville, TN                                          875,841            1990         Oct. 1990            25-40 years
Mayfair Apartments LTD
  Morristown, TN                                          650,127            1990         Oct. 1990            25-40 years
Foxcroft Apartments
  LTD. Troy, AL                                           582,349            1990         Oct. 1990            25-40 years
Canterbury Apartments, LTD
  Indianola, MS                                           688,848            1990         Oct. 1990            25-40 years
Cutler Canal III Associates, LTD
  Miami, FL                                             3,836,876            1990         Oct. 1990            40 years
Jefferson Place L.P.
  Olathe, KS (d)                                                             1990         Oct. 1990            19 years
Callaway Village, LTD
  Clinton, TN                                             655,209            1990         Nov. 1990            25-40 years
Commerce Square Apartments Associates L.P.
  Smyrna, DE                                            1,477,144            1990         Dec. 1990            40 years
West 132nd Development Partnership
  New York, NY                                            879,212            1990         Dec. 1990            40 years
Site H Development Co.
  Brooklyn, NY                                            704,351            1990         Dec. 1990            27.5 years
L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                      2,694,504            1990         Dec. 1990            35 years
Diamond Phase II Venture
  Philadelphia, PA                                      1,250,888            1990         Dec. 1990            40 years
Bookbindery Associates
  Philadelphia, PA                                      1,205,675            1990         Dec. 1990            40 years
The Hamlet, LTD
  Boynton, FL                                           5,985,402            1990         Dec. 1990            27.5 years
Stop 22 Limited Partnership
  Santurce, PR                                          4,927,380            1990         Dec. 1990            27.5-31.5 years
Knob Hill Apartments, LTD
  Greenville, TN                                          651,953            1990         Dec. 1990            25-40 years


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                  (continued)


                                                                           Initial Cost to Partnership              Cost Capitalized
                                                                        -----------------------------------          Subsequent to
                                                                                              Buildings and           Acquisition:
Subsidiary Partnerships' Residential Property       Encumbrances            Land              Improvements            Improvements
---------------------------------------------       -------------       -------------         -------------         ----------------
Conifer James Street Associates
  Syracuse, NY                                          2,153,930              57,034                     0               4,540,211
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                       3,907,968                   0             7,739,692                 260,962
                                                    -------------       -------------         -------------           -------------
                                                    $ 172,456,295       $  12,730,274         $ 183,175,038           $  91,248,982
                                                    =============       =============         =============           =============


                                                        Gross Amount at which Carried at Close of Period
                                                    ---------------------------------------------------------
                                                                          Buildings and
Subsidiary Partnerships' Residential Property           Land              Improvements              Total
---------------------------------------------       -------------         -------------         -------------
Conifer James Street Associates
  Syracuse, NY                                             61,139             4,536,106             4,597,245
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                             204             8,000,450             8,000,654
                                                    -------------         -------------         -------------
                                                    $  12,155,359         $ 274,998,935         $ 287,154,294
                                                    =============         =============         =============

                                                                                                              Life on which
                                                                                                             Depreciation in
                                                                           Year of                            Latest Income
                                                    Accumulated          Construction/        Date            Statements is
Subsidiary Partnerships' Residential Property       Depreciation          Renovation        Acquired          Computed (a)(b)
---------------------------------------------       -------------        ------------     -------------     ------------------
Conifer James Street Associates
  Syracuse, NY                                          2,170,835            1990         Dec. 1990            15-27.5 years
Longfellow Heights Apartments, L.P.
  Kansas City, MO                                       2,705,455            1991         Mar. 1991            15-40 years
                                                    -------------
                                                    $ 123,219,520
                                                    =============

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years.
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.
(c) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002. (d) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004.


                                         Cost of Property and Equipment                        Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                        Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                     2004             2003             2002             2004             2003             2002
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 300,043,519    $ 304,422,304    $ 308,198,819    $ 124,137,316    $ 116,934,212    $ 108,363,090
Additions during period:
Improvements                         1,316,200        1,195,300        1,208,819
Depreciation expense                                                                   10,020,532       10,621,390       10,678,356
Deductions during period:
Dispositions                       (14,205,425)      (5,574,085)      (4,985,334)     (10,938,328)      (3,418,286)      (2,107,234
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period       $ 287,154,294    $ 300,043,519    $ 304,422,304    $ 123,219,520    $ 124,137,316    $ 116,934,212
                                 =============    =============    =============    =============    =============    =============

At the time the local partnerships were acquired by Liberty Tax Credit Plus III L.P., the entire purchase price paid by Liberty Tax Credit Plus III L.P. was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.
                                      185