Form 10-Q
period 2004-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2004-08-10
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X    QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004

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
                                   (Unaudited)

                                                  ============      ============
                                                    June 30,          March 31,
                                                      2004              2004
                                                  ------------      ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $125,567,573 and $123,219,520,
  respectively                                    $161,622,254      $163,934,774
Cash and cash equivalents                            3,463,797         3,656,322
Cash held in escrow                                 13,942,756        13,258,260
Deferred costs, net of accumulated
  amortization of $2,210,133
  and $2,172,729, respectively                       2,633,071         2,670,475
Other assets                                         2,818,528         2,776,525
                                                  ------------      ------------
Total assets                                      $184,480,406      $186,296,356
                                                  ============      ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============    =============
                                                    June 30,        March 31,
                                                      2004            2004
                                                 -------------    -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                         $ 171,961,712    $ 172,456,295
  Due to debt guarantor                             50,752,317       49,958,612
  Accounts payable and other
   liabilities                                      25,392,188       24,044,416
  Due to local general partners and
   affiliates                                       11,299,449       11,682,238
  Due to general partners and
   affiliates                                       12,266,177       11,905,206
                                                 -------------    -------------
Total liabilities                                  271,671,843      270,046,767
                                                 -------------    -------------

Minority interest                                   (1,766,647)      (1,481,127)
                                                 -------------    -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                         (83,335,085)     (80,211,134)
  General Partners                                  (2,089,705)      (2,058,150)
                                                 -------------    -------------
Total partners' deficit                            (85,424,790)     (82,269,284)
                                                 -------------    -------------
Total liabilities and partners'
  deficit                                        $ 184,480,406    $ 186,296,356
                                                 =============    =============

See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               ================================
                                                      Three Months Ended
                                                           June 30,
                                               --------------------------------
                                                   2004                2003
                                               --------------------------------
Revenues
Rental income                                  $  8,308,477        $  8,866,211
Other                                               338,444             366,497
                                               ------------        ------------
Total revenue                                     8,646,921           9,232,708
                                               ------------        ------------

Expenses
General and administrative                        1,900,000           2,021,852
General and administrative-
  related parties (Note 2)                          882,235             912,913
Operating                                         1,101,780           1,153,524
Repairs and maintenance                           1,280,219           1,396,952
Real estate taxes                                   543,781             558,174
Insurance                                           522,316             520,829
Interest                                          3,248,917           3,631,078
Depreciation and amortization                     2,385,457           2,597,334
                                               ------------        ------------
Total expenses                                   11,864,705          12,792,656
                                               ------------        ------------

Loss before minority interest                    (3,217,784)         (3,559,948)
Minority interest in losses of
  subsidiary partnerships                            62,278              63,464
                                               ------------        ------------

Net loss                                       $ (3,155,506)       $ (3,496,484)
                                               ============        ============

Net loss - limited partners                    $ (3,123,951)       $ (3,461,519)
                                               ============        ============


Number of BACs outstanding                        139,101.5           139,101.5
                                               ============        ============


Net loss per BAC                               $     (22.46)       $     (24.89)
                                               ============        ============

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               ------------------------------------------------
Partners' deficit -
  April 1, 2004                $(82,269,284)     $(80,211,134)     $ (2,058,150)

Net loss - three
  months ended
  June 30, 2004                  (3,155,506)       (3,123,951)          (31,555)
                               ------------      ------------      ------------

Partners' deficit -
  June 30, 2004                $(85,424,790)     $(83,335,085)     $ (2,089,705)
                               ============      ============      ============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(3,155,506)     $(3,496,484)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Depreciation and amortization                        2,385,457        2,597,334
Minority interest in loss of
  subsidiaries                                         (62,278)         (63,464)
Increase in accounts
  payable and other liabilities                      1,347,772          853,796
Increase in cash held in escrow                       (673,034)        (380,862)
Increase in other assets                               (42,003)        (278,412)
Increase in due to general partners
  and affiliates                                       360,971          512,155
Increase in due to local
  general partners and affiliates                       85,318          166,198
Decrease in due to local general
  partners and affiliates                             (467,787)        (488,144)
Increase in due to debt guarantor                      793,705          778,818
                                                   -----------      -----------

Net cash provided by operating
  activities                                           572,615          200,935
                                                   -----------      -----------

Cash flows from investing activities:

Acquisitions of property
  and equipment                                        (35,533)         (32,255)
Increase in cash held in escrow                        (11,462)        (106,432)
Increase in due to local general partners
  and affiliates                                         2,118          106,927
                                                   -----------      -----------

Net cash used in investing activities                  (44,877)         (31,760)
                                                   -----------      -----------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                       (494,583)        (497,224)
Decrease in due to local general
  partners and affiliates                               (2,438)         (12,817)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (223,242)        (215,153)
                                                   -----------      -----------

Net cash used in financing activities                 (720,263)        (725,194)
                                                   -----------      -----------

Net decrease in cash and
  cash equivalents                                    (192,525)        (556,019)

Cash and cash equivalents at
  beginning of period                                3,656,322        5,098,740
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 3,463,797      $ 4,542,721
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2004 and 2003 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 60 and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of June 30, 2004, the Partnership has disposed of two of its sixty-two original investments (See Note 4). In addition, the Partnership disposed of an additional investment subsequent to June 30, 2004 (See Note 5).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $53,000 and $61,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and the results of operations and its cash flows for the three months ended June 30, 2004 and 2003. However, the operating results for the three months ended June 30, 2004 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2004.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 59 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                           Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                          2004            2003
                                                         -----------------------
Partnership management fees (a)                          $337,250       $354,000
Expense reimbursement (b)                                  54,680         56,061
Local administrative fee (d)                               27,000         50,000
                                                         --------       --------
Total general and administrative-
  General Partners                                        418,930        460,061
                                                         --------       --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)                      463,305        452,852
                                                         --------       --------

Total general and administrative-
  related parties                                        $882,235       $912,913
                                                         ========       ========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $10,147,000 and $9,810,000 were accrued and unpaid at June 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

(c) The subsidiary partnerships incurred property management fees amounting to $621,250 and $599,692 for the three months ended June 30, 2004 and 2003, respectively, of which $463,305 and $452,852 for the three months ended June 30, 2004 and 2003, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2004.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2004. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's HAP Contract expires in 2004 and there can be no assurance that it will be renewed. Brandywine's management has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Property would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. A material number of apartment units are no longer supported by project-based housing subsidies and the project-based HAP contract for the remaining units expired on May 31, 2004. Management is seeking a nonprofit organization with an affordable housing mission to acquire Gentle Pines.

WPL Associates XXIII L.P. ("Benjamin's Corner")
-----------------------------------------------
Benjamin's Corner was party to a lawsuit filed against the landlord and owner of the ground on which the Property is located. The lawsuit sought declaratory judgment that Benjamin's Corner can deduct debt service from "Net Cash Flow" under terms of the ground leases and that Benjamin's Corner is not in default of the leases and is entitled to exercise its purchase options. The landlord filed a counter-claim seeking damages of back rent and interest totaling $843,884 plus interest and late charges on the ground lease payments. In May 2004, Benjamin's Corner reached a mediated settlement with the owner of the land. Terms of the settlement require that by June 30, 2004, Benjamin's Corner will exercise its option and purchase the two parcels of land for $669,586 plus it will pay deferred ground lease and accrued interest of $1,238,590, for a total settlement

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


amount of $1,908,176. Subsequently, on July 15, 2004, the Partnership sold its limited partnership interest in Benjamin's Corner (See Note 5).

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss during the current period and has incurred a Partner's deficit since inception. Current economic conditions have limited the ability of Citrus Meadows in increasing tenant occupancy. In response to economic conditions, management has implemented expense reduction and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With interest rates being at record lows, more people are purchasing housing instead of renting. In the interim, the local general partner is funding the deficit. It is unclear whether Citrus Meadows will be successful in accomplishing these objectives.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At June 30, 2004, Jefferson's current liabilities exceeded its current assets by over $117,000. However, approximately $67,000 of current liabilities at June 30, 2004 are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Site H Development Co. ("Site H")
---------------------------------
The Partnership has not been provided with the Site H audited financial statements for fiscal years 2003 and 2002 and as such has used estimates in its Consolidated Financial Statements for both years.


Note 4 - Sale of Property

On June 26, 2003, the property and related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $13,943,000 which was recognized in the September 30, 2003 10-Q.


Note 5 - Subsequent Event

On July 15, 2004, the Partnership's limited partnership interest in Benjamin's Corner was sold to an unaffiliated third party purchaser for approximately $765,000, resulting in a gain in the amount of approximately $2,400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves and (ii) cash distributions from the operations of the Local Partnerships, neither of which are substantial in amount.

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $178,000 of the purchase price remains to be paid (which includes approximately $160,000 held in escrow). As of June 30, 2004, the Partnership has sold its limited partnership interest in one Local Partnership and the property and related assets and liabilities of another Local Partnership. See Note 4 for discussion of Sale of Property. In addition, on July 15, 2004, the Partnership sold its limited partnership interest in another Local Partnership. See Note 5 for discussion of Subsequent Event.

During the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $193,000. This decrease was attributable to acquisitions of property and equipment ($36,000), principal payments on mortgage notes payable ($495,000), an increase in cash held in escrow relating to investing activities ($11,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($223,000) which exceeded cash provided by operating activities ($573,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities are depreciation and amortization ($2,385,000) and an increase in due to debt guarantor ($794,000).

The Partnership has a working capital reserve of approximately $335,000 at June 30, 2004.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the three months ended June 30, 2004, the amounts received from operations of the Local Partnerships approximated $6,000.

Partnership management fees owed to the General Partners amounting to approximately $10,147,000 and $9,810,000 were accrued and unpaid at June 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General

Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of tax credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the tax credit period.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

Results of operations for the three months ended June 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

The results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 30, 2004 as compared to the corresponding period in 2003, other than financial and capital events with respect to Jefferson Place L.P., which sold its property and related assets and liabilities (the "Sold Asset"). The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 6% for the three months ended June 30, 2004 as compared to the corresponding period in 2003, respectively. Excluding the Sold Asset, rental income decreased approximately 1%.

Total expenses, excluding the Sold Asset and financial, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Financial decreased approximately $382,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 primarily due to the Sold Asset.

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

(B) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                  (Registrant)

               By: RELATED CREDIT PROPERTIES III L.P.,
                   a General Partner

                   By: Related Credit Properties III Inc.,
                       its General Partner

Date:  August 10, 2004

                       By: /s/ Alan P. Hirmes
                           ------------------
                           Alan P. Hirmes,
                           Director, President, Chief Executive Officer
                           and Chief Financial Officer

Date:  August 10, 2004

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (Principal Accounting Officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  August 10, 2004

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes,
                       Director, President, Chief Executive Officer
                       and Chief Financial Officer
Date:  August 10, 2004

                   By: /s/ Glenn F. Hopps
                       ------------------
                       Glenn F. Hopps,
                       Treasurer
                       (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 10, 2004
               ---------------

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Chief Executive Officer and
                                  Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     August 10, 2004