Form 10-Q
period 2004-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2004-11-08
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3491408
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                           -------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                  ============      ============
                                                  September 30,       March 31,
                                                      2004              2004
                                                  ------------      ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $128,047,728 and $123,219,520
  respectively                                    $159,614,729      $163,934,774
Cash and cash equivalents                            4,098,867         3,656,322
Cash held in escrow                                 14,531,714        13,258,260
Deferred costs, net of accumulated
  amortization of $2,245,947
  and $2,172,729, respectively                       2,597,257         2,670,475
Other assets                                         2,552,675         2,776,525
                                                  ------------      ------------
Total assets                                      $183,395,242      $186,296,356
                                                  ============      ============


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                               =============      ============
                                               September 30,        March 31,
                                                   2004               2004
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 169,779,923      $ 172,456,295
  Due to debt guarantor                           52,106,021         49,958,612
  Accounts payable and other
   liabilities                                    28,262,349         24,044,416
  Due to local general partners and
   affiliates                                     11,435,454         11,682,238
  Due to general partners and
   affiliates                                     12,388,825         11,905,206
                                               -------------      -------------
Total liabilities                                273,972,572        270,046,767
                                               -------------      -------------

Minority interest                                 (1,863,497)        (1,481,127)
                                               -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                       (86,591,238)       (80,211,134)
  General Partners                                (2,122,595)        (2,058,150)
                                               -------------      -------------
Total partners' deficit                          (88,713,833)       (82,269,284)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 183,395,242      $ 186,296,356
                                               =============      =============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                             Three Months Ended              Six Months Ended
                                September 30,                  September 30,
                        ----------------------------   ----------------------------
                            2004            2003*          2004            2003*
                        ----------------------------   ----------------------------
Revenues
Rental income           $  8,243,172    $  8,723,742   $ 16,551,649    $ 17,589,953
Other                        574,512         381,036        912,956         747,533
Gain on sale of
  properties (Note 3)              0      13,948,508              0      13,948,508
                        ------------    ------------   ------------    ------------
Total revenue              8,817,684      23,053,286     17,464,605      32,285,944
                        ------------    ------------   ------------    ------------

Expenses
General and
  administrative           1,858,204       2,241,654      3,758,204       4,263,506
General and
  administrative-
  related parties
  (Note 2)                   877,957         970,503      1,760,192       1,883,416
Operating                    983,620       1,018,323      2,085,400       2,171,847
Repairs and
  maintenance              1,440,428       1,368,447      2,720,647       2,765,399
Real estate taxes            572,048         569,255      1,115,829       1,127,429
Insurance                    589,288         467,407      1,111,604         988,236
Interest                   3,320,818       3,858,956      6,569,735       7,490,034
Depreciation and
  amortization             2,535,528       2,764,399      4,920,985       5,361,733
                        ------------    ------------   ------------    ------------
Total expenses            12,177,891      13,258,944     24,042,596      26,051,600
                        ------------    ------------   ------------    ------------

(Loss) income before
  minority interest       (3,360,207)      9,794,342     (6,577,991)      6,234,394

Minority interest
  in losses of
  subsidiary
  partnerships                71,164          62,064        133,442         125,528
                        ------------    ------------   ------------    ------------

Net (loss) income       $ (3,289,043)   $  9,856,406   $ (6,444,549)   $  6,359,922
                        ============    ============   ============    ============

Net (loss) income -
  limited partners      $ (3,256,153)   $  9,757,842   $ (6,380,104)   $  6,296,323
                        ============    ============   ============    ============

Number of BACs
  outstanding              139,101.5       139,101.5      139,101.5       139,101.5
                        ============    ============   ============    ============

Net (loss) income
  per BAC               $     (23.41)   $      70.15   $     (45.87)   $      45.26
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                               =================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               -------------------------------------------------
Partners' deficit -
  April 1, 2004                $(82,269,284)     $(80,211,134)     $ (2,058,150)

Net loss - six
  months ended
  September 30, 2004             (6,444,549)       (6,380,104)          (64,445)
                               ------------      ------------      ------------

Partners' deficit -
  September 30, 2004           $(88,713,833)     $(86,591,238)     $ (2,122,595)


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   ============================
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2004            2003*
                                                   ----------------------------
Cash flows from operating activities:

Net (loss) income                                  $ (6,444,549)   $  6,359,922

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Gain on sale of properties (Note 3)                           0     (13,948,508)
Depreciation and amortization                         4,920,985       5,361,733
Minority interest in loss of
  subsidiaries                                         (133,442)       (125,528)
Increase in accounts
  payable and other liabilities                       3,565,646       1,142,995
Increase in cash held in escrow                      (1,244,049)       (469,697)
Decrease (increase) in other assets                     223,850        (204,954)
Increase in due to general partners
  and affiliates                                        483,619         940,477
Increase in due to local
  general partners and affiliates                       195,824         265,726
Decrease in due to local general
  partners and affiliates                              (440,170)       (469,557)
Increase in due to debt guarantor                     2,147,409       1,727,872
                                                   ------------    ------------

Net cash provided by operating
  activities                                          3,275,123         580,481
                                                   ------------    ------------

Cash flows from investing activities:

Acquisition of property and equipment                  (566,080)       (346,849)
Net proceeds from sale of properties                    690,645               0
Increase in cash held in escrow                         (29,405)       (318,365)
Increase in due to local general
  partners and affiliates                                     0           2,427
                                                   ------------    ------------

Net cash provided by (used in) investing
  activities                                             95,160        (662,787)
                                                   ------------    ------------


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                  =============================
                                                        Six Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      2004             2003*
                                                  -----------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                     (2,676,372)      (1,594,035)
Decrease in due to local general
  partners and affiliates                               (2,438)         (12,817)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (248,928)        (344,440)
                                                  ------------     ------------

Net cash used in financing activities               (2,927,738)      (1,951,292)
                                                  ------------     ------------

Net increase (decrease) in cash and
  cash equivalents                                     442,545       (2,033,598)

Cash and cash equivalents at
  beginning of period                                3,656,322        5,098,740
                                                  ------------     ------------

Cash and cash equivalents at
  end of period                                   $  4,098,867     $  3,065,142
                                                  ============     ============

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and equipment,
  net of accumulated depreciation                 $          0     $  3,267,097
Decrease in deferred costs                                   0          223,110
Decrease in prepaid expenses and
  other assets                                               0           63,022
Decrease in accounts payable,
  accrued expenses and other liabilities                     0         (382,580)
Decrease in mortgage notes payable                           0      (10,760,000)
Decrease in due to local general
  partners and their affiliates                              0       (6,359,157)


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



Note 1 - General

The consolidated financial statements for the six months ended September 30, 2004 and 2003 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 60 and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 30, 2004, the Partnership has disposed of three of its sixty-two original investments (See Note 4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $59,000 and $0 and $112,000 and $0 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, the results of operations for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003. However, the operating results for the six months ended September 30, 2004 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2004.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 58 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:


                                  Three Months Ended        Six Months Ended
                                     September 30,             September  30,
                               -----------------------   -----------------------
                                  2004         2003         2004         2003
                               -----------------------   -----------------------
Partnership management
  fees (a)                     $  308,750   $  354,000   $  646,000   $  708,000
Expense reimburse-
  ment (b)                        101,414       95,837      156,094      151,898
Local administrative
  fee (d)                          48,500       50,000       75,500      100,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        458,664      499,837      877,594      959,898
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)            419,293      470,666      882,598      923,518
                               ----------   ----------   ----------   ----------

Total general and ad-
  ministrative-related
  parties                      $  877,957   $  970,503   $1,760,192   $1,883,416
                               ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $10,456,000 and $9,810,000

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



were accrued and unpaid at September 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $545,402 and $603,169 and $1,116,652 and $1,202,861 for the three and six months ended September 30, 2004 and 2003, respectively, of which $419,293 and $470,666 and $882,598 and $923,518 for the three and six months ended September 30, 2004 and 2003, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2004, the Partnership has sold its limited partnership interest in two Local Partnerships and the property and related assets and liabilities of another Local Partnership. Subsequently, on October 7, 2004 the Partnership sold its limited partnership interests in three additional Local Partnerships. See Notes 3 and 5 for discussion of Sale of Properties. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On July 15, 2004, the Partnership's limited partnership interest in Benjamin's Corner was sold to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,355,000 which will be recognized during the quarter ending December 31, 2004.

On June 26, 2003, the property and the related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $13,949,000 which was recognized during the quarter ended September 30, 2003. Additionally, a loss of approximately $6,000 was recorded during the quarter ended December 31, 2003.


Note 4 - Commitments and Contingencies

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans. As of September 30, 2004, these advances and fees totaled $52,106,021, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2004. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's HAP Contract expires in 2004 and there can be no assurance that it will be renewed. Brandywine's management has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban Development ("HUD"), since the Property would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. A material number of apartment units are no longer supported by project-based housing subsidies and the project-based HAP contract for the remaining units expired on May 31, 2004. As of June 1, 2004, Gentle Pines has been unable to make its mortgage payments and is in default on its loan. Management is seeking a nonprofit organization with an affordable housing mission to acquire Gentle Pines.

WPL Associates XXIII L.P. ("Benjamin's Corner")
-----------------------------------------------
Benjamin's Corner was party to a lawsuit filed against the landlord and owner of the ground on which the Property is located. The lawsuit sought declaratory judgment that Benjamin's Corner can deduct debt service from "Net Cash Flow" under terms of the ground leases and that Benjamin's Corner is not in default of the leases and is entitled to exercise its purchase options. The landlord filed a counter-claim seeking damages of back rent and interest totaling $843,884 plus interest and late charges on the ground lease payments. In May 2004, Benjamin's Corner reached a mediated settlement with the owner of the land. Terms of the settlement require that Benjamin's Corner exercise its option and purchase the two parcels of land for $669,586 plus it pay deferred ground lease and accrued interest of $1,238,590, for a total settlement amount of $1,908,176. On July 15, 2004, the Partnership sold its limited partnership interest in Benjamin's Corner, at which time the lawsuits were settled (See Note 3).

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss during the current period and has incurred a Partner's deficit since inception. Current economic conditions have limited the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



ability of Citrus Meadows to increase tenant occupancy. In response to these economic conditions, management has implemented expense reductions and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With interest rates being at record lows, more people are purchasing housing instead of renting. In the interim, the local general partner is funding the deficit. It is unclear whether Citrus Meadows will be successful in accomplishing these objectives.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At September 30, 2004, Jefferson's current liabilities exceeded its current assets by over $122,000. However, approximately $58,000 of current liabilities at September 30, 2004 are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Site H Development Co. ("Site H")
---------------------------------
The Partnership has not been provided with the Site H audited financial statements for fiscal years 2003 and 2002 and as such has used estimates in its Consolidated Financial Statements for both years.


Note 5 - Subsequent Events

On October 7, 2004, the Partnership's limited partnership interest in Ashby Apartments, Ltd. ("Ashby") was sold to the Local General Partner for approximately $50,000, resulting in a gain in the amount of approximately $48,000 which will be recognized in the March 31, 2005 10-K.

On October 7, 2004, the Partnership's limited partnership interest in Meridith Apartments ("Meridith") was sold to the Local General Partner for approximately $50,000, resulting in a loss in the amount of approximately $128,000 which will be recognized in the March 31, 2005 10-K.

On October 7, 2004, the Partnership's limited partnership interest in Ritz Apartments LTD. ("Ritz") was sold to the Local General Partner for approximately $50,000, resulting in a loss in the amount of approximately $13,000 which will be recognized in the March 31, 2005 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds include (i) working capital reserves,
(ii) cash distributions from the operations of the Local Partnerships and (iii) sales proceeds. All of these sources of funds, none of which are significant, are available to meet the obligations of the Partnership.

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $178,000 of the purchase price remains to be paid (which includes approximately $160,000 held in escrow). As of September 30, 2004, the Partnership has sold its limited partnership interest in two Local Partnerships and the property and related assets and liabilities of another Local Partnership. Subsequently on October 7, 2004, the Partnership sold the limited partnership interests in three additional Local Partnerships. See Note 3 and 5 for a discussion of Sale of Properties.

During the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $443,000. This increase was attributable to cash provided by operating activities ($3,275,000) and net proceeds from sale of limited partnership interest ($691,000) which exceeded acquisitions of property and equipment ($566,000), principal payments on mortgage notes payable ($2,676,000), an increase in cash held in escrow relating to investing activities ($29,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($249,000) and a decrease in due to local general partners and affiliates relating to financing activities (2,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities are depreciation and amortization ($4,921,000) and an increase in due to debt guarantor ($2,147,000).

The Partnership has a working capital reserve of approximately $673,000 at September 30, 2004.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2004, the amounts received from operations of the Local Partnerships approximated $24,000.

Partnership management fees owed to the General Partners amounting to approximately $10,456,000 and $9,810,000 were accrued and unpaid at September 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements, which are included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

The  results  of the  operations  of  the  Partnership,  as  well  as the  Local
Partnerships remained fairly consistent during the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, other than financial and capital events with respect to Jefferson Place L.P., which sold its property and the related assets and liabilities (the "Sold Asset"). The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 6% for both the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Asset, rental income decreased less than 1% for both the three and six months ended September 30, 2004 compared to the corresponding periods in 2003 primarily due to decreases in occupancy at three Local Partnerships.

Other income increased approximately $193,000 and $165,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Asset, other income increased $240,000 and $245,000 primarily due to the write-off of certain payables at one Local Partnership and the write-off of accrued management fees at a second Local Partnership.

Total expenses, excluding the Sold Asset, administrative and management, repairs and maintenance and insurance, remained fairly consistent with decreases of approximately 4% and 3% for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003.

Administrative and management decreased approximately $383,000 and $505,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Asset, administrative and management decreased $239,000 and $219,000 primarily due to taxes paid on Ohio source income in 2003 at the Partnership level.

Repairs and maintenance expenses increased (decreased) approximately $72,000 and $(48,000) for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Asset, repairs and maintenance increased $173,000 and $104,000 primarily due to an overaccrual of security costs in the first quarter of 2003 at one Local Partnership, carpet replacement at a second Local Partnership and roof and community room floor repairs at a third Local Partnership.

Insurance expense increased approximately $122,000 and $123,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Asset, insurance expense increased $180,000 and $199,000, primarily due to an underaccrual in 2003 at one Local Partnership and increases in insurance premiums at the other Local Partnerships.

Interest decreased approximately $538,000 and $920,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003 primarily due to the Sold Asset.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

          (10B)Forms of Purchase Agreements for purchase of Local Partnership Interests**

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)

               By: RELATED CREDIT PROPERTIES III L.P.,
                   a General Partner

                   By:Related Credit Properties III Inc.,
                      its General Partner

Date:  November 5, 2004

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          Director, President, Chief Executive Officer
                          and Chief Financial Officer

Date:  November 5, 2004

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (Principal Accounting Officer)

               By: LIBERTY GP III INC.,
                   a General Partner

Date:  November 5, 2004

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Director, President, Chief Executive Officer
                      and Chief Financial Officer
Date:  November 5, 2004

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 5, 2004
               ----------------

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Chief Executive Officer and
                                 Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     November 5, 2004