Form 10-Q
period 2004-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2005-02-11
CIK 843076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes     X      No
     -------       --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes            No     X
     -------       --------

                         PART I - Financial Information

Item 1.  Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                =============     ==============
                                                December 31,         March 31,
                                                    2004               2004
                                                -------------     -------------
ASSETS
Operating Assets:
   Property and equipment at cost,
    net of accumulated depreciation
    of $122,997,360 and $123,219,520,
    respectively                                $ 150,824,263     $ 163,934,774
   Cash and cash equivalents                        3,328,060         3,656,322
   Cash held in escrow                             13,100,640        13,258,260
   Deferred costs, net of accumulated
    amortization of $2,234,349
    and $2,172,279, respectively                    2,541,062         2,670,475
   Other assets                                     2,969,039         2,776,525
                                                -------------     -------------
Total operating assets                            172,763,064       186,296,356
                                                -------------     -------------

Discontinued Assets (Note 5):
   Property and equipment held for sale,
    net of accumulated depreciation of
    $5,327,579 and $0, respectively                 5,014,661                 0
   Net assets held for sale                         1,670,117                 0
                                                -------------     -------------
Total discontinued assets                           6,684,778                 0
                                                -------------     -------------

Total assets                                    $ 179,447,842     $ 186,296,356
                                                =============     =============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                =============     ==============
                                                December 31,         March 31,
                                                    2004               2004
                                                -------------     -------------

LIABILITIES AND PARTNERS' DEFICIT
Operating Liabilities:
  Mortgage notes payable                        $ 163,786,053     $ 172,456,295
  Due to debt guarantor                            52,929,553        49,958,612
  Accounts payable and other
   liabilities                                     26,772,528        24,044,416
  Due to local general partners and
   affiliates                                      11,502,911        11,682,238
  Due to general partners and
   affiliates                                      12,213,958        11,905,206
                                                -------------     -------------
Total operating liabilities                       267,205,003       270,046,767
                                                -------------     -------------

Discontinued Liabilities (Note 5):
  Mortgage notes payable of assets
   held for sale                                    3,527,256                 0
  Net liabilities held for sale                        26,575                 0
                                                -------------     -------------
Total discontinued liabilities                      3,553,831                 0
                                                -------------     -------------

Total liabilities                                 270,758,834       270,046,767
                                                -------------     -------------

Minority interest                                  (1,472,059)       (1,481,127)
                                                -------------     -------------


Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (139,101.5 BACs
   issued and outstanding)                        (87,705,086)      (80,211,134)
  General Partners                                 (2,133,847)       (2,058,150)
                                                -------------     -------------
Total partners' deficit                           (89,838,933)      (82,269,284)
                                                -------------     -------------
Total liabilities and partners'
  deficit                                       $ 179,447,842     $ 186,296,356
                                                =============     =============


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                             ============================    ============================
                                  Three Months Ended              Nine Months Ended
                                      December 31,                    December 31,
                             ----------------------------    ----------------------------
                                 2004            2003*           2004            2003*
                             ----------------------------    ----------------------------
Operations:

Revenues
Rental income                $  7,704,403    $  7,907,480    $ 23,040,570    $ 23,401,714
Other                             276,138         331,319         934,114         898,615
                             ------------    ------------    ------------    ------------
Total revenue                   7,980,541       8,238,799      23,974,684      24,300,329
                             ------------    ------------    ------------    ------------

Expenses
General and
  administrative                1,962,826       1,925,971       5,551,160       5,729,161
General and
  administrative-
  related parties
  (Note 2)                        822,118         851,419       2,458,289       2,540,060
Operating                         815,502         815,044       2,723,408       2,730,610
Repairs and
  maintenance                   1,280,293       1,332,661       3,900,052       3,805,610
Real estate taxes                 496,155         480,394       1,490,889       1,421,790
Insurance                         501,107         419,488       1,572,180       1,299,379
Interest                        3,292,686       3,258,096       9,667,802      10,023,277
Depreciation and
  amortization                  2,366,943       2,301,329       7,035,667       7,101,625
                             ------------    ------------    ------------    ------------
Total expenses                 11,537,630      11,384,402      34,399,447      34,651,512
                             ------------    ------------    ------------    ------------

Loss from operations
  before minority
  interest                     (3,557,089)     (3,145,603)    (10,424,763)    (10,351,183)

Minority interest
  in losses of
  subsidiary
  partnerships from
  operations                       66,507          61,558         206,291         191,256
                             ------------    ------------    ------------    ------------

Loss from operations           (3,490,582)     (3,084,045)    (10,218,472)    (10,159,927)
                             ------------    ------------    ------------    ------------

Discontinued Operations:

Income from discon-
  tinued operations
  (including gain (loss)
  on sale of properties
  and minority interest)
  (Notes 3 and 5)               2,365,482         127,465       2,648,823      13,563,269
                             ------------    ------------    ------------    ------------

Net (loss) income            $ (1,125,100)   $ (2,956,580)   $ (7,569,649)   $  3,403,342
                             ============    ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                             ============================    ============================
                                  Three Months Ended              Nine Months Ended
                                      December 31,                    December 31,
                             ----------------------------    ----------------------------
                                 2004            2003*           2004            2003*
                             ----------------------------    ----------------------------

Loss from operations
  limited partners           $ (3,455,676)   $ (3,053,204)   $(10,116,287)   $(10,058,328)

Income from discon-
  tinued operations
  (including gain (loss)
  on sale of properties)
   - limited partners           2,341,827         126,190       2,622,335      13,427,637
                             ------------    ------------    ------------    ------------

Net (loss) income -
  limited partners           $ (1,113,849)   $ (2,927,014)   $ (7,493,952)   $  3,369,309
                             ============    ============    ============    ============

Number of BACs
  outstanding                   139,101.5       139,101.5       139,101.5       139,101.5
                             ============    ============    ============    ============

Loss from operations
  - per BAC                  $     (24.84)   $     (21.95)   $     (72.73)   $     (72.31)

Income from discon-
  tinued operations
  (including gain (loss)
  on sale of properties)
  - per BAC                         16.83            0.91           18.85           96.53
                             ------------    ------------    ------------    ------------

Net (loss) income -
  per BAC                    $      (8.01)   $     (21.04)   $     (53.88)   $      24.22
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                        =================================================
                                            Limited            General
                            Total           Partners           Partners
                        -------------------------------------------------
Partners' deficit -
  April 1, 2004         $(82,269,284)     $(80,211,134)     $ (2,058,150)

Net loss -
  nine months ended
  December 31, 2004       (7,569,649)       (7,493,952)          (75,697)
                        ------------      ------------      ------------

Partners' deficit -
  December 31, 2004     $(89,838,933)     $(87,705,086)     $ (2,133,847)
                        ============      ============      ============

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          ===============================
                                                                 Nine Months Ended
                                                                    December 31,
                                                          -------------------------------
                                                              2004              2003*
                                                          -------------------------------
Cash flows from operating activities:

Net (loss) income                                         $ (7,569,649)     $  3,403,342

Adjustments to reconcile net(loss) income to net cash provided by operating activities:

Income from discontinued operations                         (2,648,823)      (13,563,269)
Depreciation and amortization                                7,035,667         7,101,625
Increase in cash held in escrow                               (951,946)         (569,568)
Increase in other assets                                      (282,979)         (475,139)
Increase in due to debt guarantor                            2,970,941         2,529,161
Increase in accounts
  payable and other liabilities                              4,475,140         1,150,286
Increase in due to local
  general partners and affiliates                              314,863           331,640
Decrease in due to local general
  partners and affiliates                                     (458,176)         (472,154)
Increase in due to general partners
  and affiliates                                               390,114         1,308,715
Minority interest in loss of
  subsidiaries                                                (206,291)         (191,256)
                                                          ------------      ------------

Net cash provided by operating
  activities                                                 3,068,861           553,383
                                                          ------------      ------------

Cash flows from investing activities:

Acquisition of property and equipment                       (1,118,776)         (936,802)
Proceeds from sale of properties                               690,645                 0
Decrease  (increase) in cash held in escrow                     48,492           (34,841)
Decrease in due to local general
  partners and affiliates                                            0             2,427
                                                          ------------      ------------

Net cash used in investing activities                         (379,639)         (969,216)
                                                          ------------      ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                          ===============================
                                                                 Nine Months Ended
                                                                    December 31,
                                                          -------------------------------
                                                              2004              2003*
                                                          -------------------------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                             (2,950,086)       (1,451,264)
Decrease in due to local general
  partners and affiliates                                       (2,438)          (12,817)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                            (64,960)         (363,785)
                                                          ------------      ------------

Net cash used in financing activities                       (3,017,484)       (1,827,866)
                                                          ------------      ------------

Net decrease in cash and cash equivalents                     (328,262)       (2,243,699)

Cash and cash equivalents at
  beginning of period                                        3,656,322         5,098,740
                                                          ------------      ------------

Cash and cash equivalents at
  end of period                                           $  3,328,060      $  2,885,041
                                                          ============      ============

Summarized below are the components
  of discontinued operations:
Decrease in property and equipment,
  net of accumulated depreciation                         $  2,304,990      $  4,098,721
Increase in cash held in escrow                               (261,661)         (239,644)
Decrease in deferred costs                                           0           223,110
Decrease in prepaid expenses and
  other assets                                                  52,847           123,735
Decrease in accounts payable,
  accrued expenses and other liabilities                    (1,573,979)         (329,420)
Decrease in mortgage notes payable                          (2,192,900)      (11,078,432)
Decrease in due to local general
  partners and their affiliates                                (33,576)       (6,366,557)
Decrease in due to general partners
  and affiliates                                               (73,862)           (2,013)
(Decrease) increase in capitalization of consolidated
  subsidiaries attributable to minority interest              (180,037)            7,231


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2004 and 2003 include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 60 and 61 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except one subsidiary partnership, in which the Partnership holds a 27% limited partnership interest (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 31, 2004, the Partnership has disposed of five of its sixty-two investments (see Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $25,000 and $0 and $136,000 and $0 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003. However, the operating results for the nine months ended December 31, 2004 may not be indicative of the results for the year.

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

Rental income is recognized as rent becomes due and charged to tenants' accounts receivable if not received by the due date. Rental income is typically due the first day of each month, but can vary by property due to the terms of each tenant's lease. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is received and applied. The related rental subsidy programs have

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


expiration dates that terminate upon total disbursement of the assistance obligation.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 56 and 1 of the Local Partnerships, respectively. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 were as follows:

                                   Three Months Ended            Nine Months Ended
                                      December 31,                  December 31,
                               -------------------------     -------------------------
                                  2004           2003           2004           2003
                               -------------------------     -------------------------
Partnership management
  fees (a)                     $  257,250     $  354,000     $  903,250     $1,062,000
Expense reimbursement (b)         121,825         53,378        277,919        205,276
Local administrative
  fee (d)                          23,000         23,000         68,000         68,000
                               ----------     ----------     ----------     ----------
Total general and ad-
  ministrative-General
  Partners                        402,075        430,378      1,249,169      1,335,276
                               ----------     ----------     ----------     ----------
Property management
  fees incurred to af-
  filiates of the subsidi-
  ary partnerships'
  general partners (c)            420,043        421,041      1,209,120      1,204,784
                               ----------     ----------     ----------     ----------

Total general and ad-
  ministrative-related
  parties                      $  822,118     $  851,419     $2,458,289     $2,540,060
                               ==========     ==========     ==========     ==========


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $10,713,000 and $9,810,000 were accrued and unpaid at December 31, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $600,241 and $616,274 and $1,766,893 and $1,819,135 for the three and nine months ended December 31, 2004 and 2003, respectively, of which $420,043 and $421,041 and $1,209,120 and $1,204,784 for the three and nine months ended December 31, 2004 and 2003, respectively, were incurred to affiliates of the Local General Partners. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2004, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of a fifth Local Partnership. In addition, on December 29, 2004, the Partnership entered into an agreement to sell its limited partnership interest in another Local Partnership. There may be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 29, 2004, the Partnership entered into an agreement for the sale of its Limited Partnership Interest in Lancashire Towers Associates, Ltd. ("Lancashire") to an affiliate of the Local General Partner for a purchase price of $800,000. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that HUD will approve the sale.

On October 7, 2004, the Partnership's limited partnership interest in Ashby Apartments, Ltd. ("Ashby") was sold to the Local General Partner for approximately $50,000, resulting in a gain in the amount of approximately $48,000 which will be recognized in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

On October 7, 2004, the Partnership's limited partnership interest in Meridith Apartments ("Meridith") was sold to the Local General Partner for approximately $50,000, resulting in a loss in the amount of approximately $128,000 which will be recognized in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

On October 7, 2004, the Partnership's limited partnership interest in Ritz Apartments LTD. ("Ritz") was sold to the Local General Partner for approximately $50,000, resulting in a loss in the amount of approximately $13,000 which will be recognized in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


On July 15, 2004, the Partnership's limited partnership interest in WPL Associates XXIII ("Benjamin's Corner) was sold to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000.

On June 26, 2003, the property and the related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000 resulting in a gain of approximately $13,943,000.


Note 4 - Commitments and Contingencies

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans. As of December 31, 2004, these advances and fees totaled $52,929,553, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2005. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Brandywine's HAP contract which was scheduled to expire in 2004 has been extended through August 31, 2005. Brandywine's management has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Development ("HUD"), since the Property would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property. The property had been experiencing decreases in occupancy which reached a low of approximately 74% in August of 2004. However, the occupancy has increased to approximately 90% as of December 31, 2004.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. A material number of apartment units are no longer supported by project-based housing subsidies and the project-based HAP contract for the remaining units expired on May 31, 2004. As of June 1, 2004, Gentle Pines has been unable to make its mortgage payments and is in default on its loan. Management is seeking a nonprofit organization with an affordable housing mission to acquire Gentle Pines. The property has been experiencing decreases in occupancy which reached a low of approximately 40% in July of 2004. However, the occupancy has increased to approximately 70% as of December 31, 2004.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss of approximately $568,000 for the year ended March 31, 2004 and approximately $270,000 for the nine months ended December 31, 2004 and has incurred a Partner's deficit since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to these economic conditions the Local General Partners has made some building improvements, and management has implemented expense reductions and increased advertising to attract new tenants. Management feels that as a direct result of these recent changes their activity level and interest from potential residents has increased dramatically. Occupancy is now at 82% with fourteen new applications pending with seven of these approved for move-in in late January or during the month of February. In the interim, the local general partner is funding the deficit. It is unclear whether Citrus Meadows will be successful in accomplishing these objectives.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2004, Jefferson's current liabilities exceeded its current assets by over $134,000. However, approximately $65,000 of current liabilities at December 31, 2004 are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay.

Site H Development Co. ("Site H")
---------------------------------
The Partnership has not been provided with the Site H audited financial statements for fiscal years 2003 and 2002 and as such has used estimates in its consolidated financial statements for both years.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 5 - Discontinued Operations:

The following table summarizes the financial position and results of operations of the Local Partnerships that are classified as discontinued operations. As of December 31, 2004 and for the three and nine month periods ended December 31, 2004, Ashby, Meredith, Ritz, Benjamin's Corner and Lancashire were classified as discontinued operations in the Consolidated Financial Statements. For the three and nine month periods ended December 31, 2003, Ashby, Meredith, Ritz, Benjamin's Corner, Lancashire and Jefferson Place were classified as discontinued operations on the consolidated financial statements.

                                       ===========      ===========
                                       December 31,      March 31,
                                          2004             2004
                                       -----------      -----------
Assets
  Property and equipment - less
   accumulated depreciation of
   $5,327,579 and $0, respectively     $ 5,014,661      $         0
  Cash and cash equivalents                306,385                0
  Cash held in escrow                    1,322,735                0
  Deferred costs, net of accumul-
   ated amortization of $64,414
   and $0, respectively                      3,379                0
  Other assets                              37,618                0
                                       -----------      -----------
Total assets                           $ 6,684,778      $         0
                                       ===========      ===========

Liabilities
  Mortgage notes payable                 3,527,256                0
  Accounts payable and other               479,431                0
  Due to general partners and
   affiliates                                7,500                0
  Minority interest                       (460,356)               0
                                       -----------      -----------
Total liabilities                      $ 3,553,831      $         0
                                       ===========      ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)

                          ==============================      ==============================
                                Three Months Ended                  Nine Months Ended
                                    December 31,                        December 31,
                          ------------------------------      ------------------------------
                              2004              2003              2004              2003
                          ------------------------------      ------------------------------
Revenues                  $    705,132      $    657,825      $  2,175,594      $  2,933,780
Gain (loss) on sale
  of properties
  (Note 3)                   2,124,097            (5,830)        2,124,097        13,942,678
                          ------------      ------------      ------------      ------------
Total revenue                2,829,299           651,995         4,299,691        16,876,458
                          ------------      ------------      ------------      ------------

Total expenses                 463,414           522,109         1,644,193         3,306,598
                          ------------      ------------      ------------      ------------

Income before
  minority interest          2,365,815           129,886         2,655,498        13,569,860
Minority interest in
  income of sub-
  sidiaries from
  discontinued
  operations                      (333)           (2,421)           (6,675)           (6,591)
                          ------------      ------------      ------------      ------------

Total income
  from discontinued
  operations (includ-
  ing gain (loss) on
  sale of properties)     $  2,365,482      $    127,465      $  2,648,823      $ 13,563,269
                          ============      ============      ============      ============

Income - limited
  partners from
  discontinued
  operations (in-
  cluding gain
  (loss) on sale of
  properties)             $  2,341,827      $    126,190      $  2,622,335      $ 13,427,637
                          ============      ============      ============      ============

Number of BACs
  outstanding                139,101.5         139,101.5         139,101.5         139,101.5
                          ============      ============      ============      ============

Income from dis-
  continued oper-
  ations (includ-
  ing gain (loss) on
  sale of properties)
  per BAC                 $      16.83      $       0.91      $      18.85      $      96.53
                          ============      ============      ============      ============

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

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $178,000 of the purchase price remains to be paid (which includes approximately $160,000 held in escrow). As of December 31, 2004, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of a fifth Local Partnership were also sold. See Note 3 for a discussion of property sales.

During the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $328,000. This decrease was attributable to acquisitions of property and equipment ($1,119,000), principal payments on mortgage notes payable ($2,950,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($65,000) and a net decrease in due to local general partners and affiliates relating to investing activities ($2,000) which exceeded cash provided by operating activities ($3,069,000), proceeds from sale of properties ($691,000) and a decrease in cash held in escrow relating to investing activities ($48,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are income from discontinued operations (including gain (loss) on sale of properties) ($2,649,000), depreciation and amortization ($7,036,000) and an increase in due to debt guarantor ($2,971,000).

The Partnership has a working capital reserve of approximately $210,000 at December 31, 2004.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to in the preceding paragraph, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2004, the amounts received from operations of the Local Partnerships approximated $24,000.

Partnership management fees owed to the General Partners amounting to approximately $10,713,000 and $9,810,000 were accrued and unpaid at December 31, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's annual report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

The results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, excluding other income and insurance.

Rental income decreased approximately 3% and 2% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to decreases in occupancy at two Local Partnerships (see Note 4).

Other income (decreased) increased approximately $(55,000) and $36,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003. The decrease for the three months ended December 31, 2004 is primarily due to the reversal of overaccruals of certain payables in the third quarter of 2003 at one Local Partnership and the increase for the nine months ended December 31, 2004 is primarily due to the return of escrow money held at a second Local Partnership.

Total operating expenses, excluding insurance remained fairly consistent with decreases of approximately 1% and 2% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003.

Insurance expense increased approximately $82,000 and $273,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in

2003, primarily due to an underaccrual in 2003 and increases in insurance premiums at the Local Partnerships.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds - None

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

Date: February 11, 2005

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     Director, President, Chief Executive
                                     Officer and Chief Financial Officer

Date: February 11, 2005

                                 By: /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (Principal Accounting Officer)


                     By: LIBERTY GP III INC.,
                         a General Partner

Date: February 11, 2005

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Director, President, Chief Executive Officer
                                 and Chief Financial Officer

Date: February 11, 2005

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 11, 2005
               ------------------

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 11, 2005