Form 10-K
period 2005-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2005-06-28
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)


                     Delaware                                    13-349,1408
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                       10022
-------------------------------------------------            -------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Interests and Beneficial Assignment Certificates (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $(86,591,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I


Item 1. Business

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties") are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"; and together with the Housing Tax Credit, the "Tax Credits"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the Partnership interests in the Local Partnership. The Partnership does not anticipate making any additional investments. As of March 31, 2005, the Partnership has disposed of six of its 62 original Properties. See Item 2, Properties, below.

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

The Tax Credits are attached to a Local Partnership for the Credit Period and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However such value declines each year and is not included in the financial statement carrying amount. The Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Credit Period commenced. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has recorded approximately $23,937,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership no longer continues to meet its primary objective of generating Tax Credits. The Partnership generated Tax Credits of approximately $69,000, $69,000 and $1,274,000 during the tax years 2004, 2003 and 2002, respectively.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

Cash distributions received from the Local Partnerships have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 21% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------
The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 31, 2005, the Partnership has sold its limited partnership interest in five Local Partnerships and the property and the related assets and liabilities of one Local Partnership. In addition, on December 29, 2004, the Partnership entered into an agreement to sell its limited partnership interest in another Local Partnership. There may be no assurance as to whether or when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 29, 2004, the Partnership entered into an agreement for the sale of its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") to an affiliate of the Local General Partner (as defined herein) for a purchase price of $800,000. During the year ended March 31, 2005, in accordance with SFAS No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development (HUD). Subsequently, on May 2, 2005, Lancashire was sold.

On October 7, 2004, the Partnership's limited partnership interest in Ashby Apartments, Ltd. ("Ashby") was sold to the Local General Partner for approximately $50,000, resulting in a capital contribution from the Local General Partner of approximately $18,000. The sale resulted in the liquidation of Ashby.

On October 7, 2004, the Partnership's limited partnership interest in Meredith Apartments ("Meredith") was sold to the Local General Partner for approximately $50,000, resulting in a capital distribution to the Local General Partner of approximately $151,000. The sale resulted in the liquidation of Meredith.

On October 7, 2004, the Partnership's limited partnership interest in Ritz Apartments LTD. ("Ritz") was sold to the Local General Partner for approximately $50,000, resulting in a capital distribution to the Local General Partner of approximately $34,000. The sale resulted in the liquidation of Ritz.

On July 15, 2004, the Partnership's limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") was sold to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000.

On June 26, 2003, the property and the related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000, resulting in a gain of approximately $13,943,000.

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

Item 2. Properties

As of March 31, 2005 the Partnership held a 98% limited partnership interest in 55 Local Partnerships and a 26.46% limited partnership interest in one Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 56 Local Partnerships own 60 apartment complexes. During the year ended March 31, 2005, the Partnership sold its limited partnership interest in four Local Partnerships. Through the year ended March 31, 2005, the Partnership has sold the property and the related assets and liabilities of one Local Partnership and its limited partnership interests in five Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                                       % of Units Occupied at May 1,
                 Name and Location                       -------------------------------------------------------
                 (Number of Units)                        Date Acquired    2005    2004    2003    2002    2001
-------------------------------------------------------- ---------------  ------  ------  ------  ------  ------
C.V. Bronx Associates, L.P./ Gerald Gardens
   Bronx, NY  (121)                                      June 1989            98      98     100      98      95
Michigan Rural Housing Limited Partnership
   Michigan  (192)(a)                                    September 1989       97      97      95      86      96
Jefferson Limited Partnership
   Schreveport, LA  (69)                                 December 1989        94      96     100      99      92
Inter-Tribal Indian Village Housing Development
Associates, L.P
   Providence, RI  (36)                                  October 1989         97      94     100     100     100
RBM Associates/Spring Garden
   Philadelphia, PA  (8)                                 December 1989       100     100     100     100      89
Glenbrook Associates
   Atglen, PA  (35)                                      November 1989       100     100      94     100     100
Affordable Flatbush Associates
   Brooklyn, NY  (30)                                    December 1989       100      97      97      97      93
Barclay Village II, LTD.
   Chambersburg, PA  (87)                                November 1989       100      98      95      99      99
1850 Second Avenue Associates, L.P.
   New York, NY  (48)                                    October 1989         98      94      98      98     100
R.P.P. Limited Dividend Housing/ River Place
   Detroit, MI  (301)                                    November 1989        93      90      91      94      97
Williamsburg Residential II, L.P.
   Wichita, KS  (50)                                     November 1989        91      52      84      91      93
West 104th Street Associates L.P.
   New York, NY  (56)                                    December 1989       100     100     100     100     100
Meredith Apartments, LTD.
   Salt Lake City, UT  (22)                              August 1989         (d)     100      77      86     100
Ritz Apartments, LTD.
   Salt Lake City, UT  (30)                              August 1989         (d)      90      79      97      83
Ashby Apartments, LTD.
   Salt Lake City, UT  (27)                              August 1989         (d)     100      93      89      89
South Toledo Associates, LTD.
   Toledo, OH  (18)                                      January 1990        100     100     100      89     100
Dunlap School Venture
   Philadelphia, PA  (35)                                January 1990         97      91     100      91     100
Philipsburg Elderly Housing Associates
   Philipsburg, PA  (103)                                February 1990       100      99     100      98      95
Franklin Elderly Housing Associates
   Franklin, PA  (89)                                    February 1990       100     100      99     100     100
Wade D. Mertz Elderly Housing Associates
   Sharpsville, PA  (103)                                February 1990       100     100     100      98      99
Lancashire Towers Associates Limited Partnership
   Cleveland, OH  (240)                                  February 1990        91      91      91     100      92
Northwood Associates Limited Partnership
   Toledo, OH  (176)                                     February 1990       (b)     (b)     (b)     (b)      85
Brewery Renaissance Associates
   Middletown, NY  (53)                                  February 1990       100     100     100     100     100
Brandywine Court Associates, L.P.
   Jacksonville, FL  (52)                                November 1989        90      92     100      96      87
Art Apartments Associates
   Philadelphia, PA  (30)                                March 1990           97      93      93     100     100
The Village at Carriage Hills, LTD.
   Clinton, TN  (48)                                     March 1990          100     100     100     100     100
Mountainview Apartments, LTD.
   Newport, TN  (34)                                     March 1990          100      98     100     100     100
The Park Village, Limited
   Jackson, MS  (24)                                     March 1990           96      92      92     100     100
River Oaks Apartments, LTD.
   Oneonta, AL  (35)                                     March 1990           97      94      94     100     100
Forrest Ridge Apartments, LTD.
   Forrest City, AR  (25)                                March 1990           96      96      88     100     100
The Hearthside Limited Dividend Housing Association
   Limited Partnership
   Portage, MI  (101)                                    March 1990          100      99      99      98      97

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                                       % of Units Occupied at May 1,
                 Name and Location                       -------------------------------------------------------
                 (Number of Units)                        Date Acquired    2005    2004    2003    2002    2001
-------------------------------------------------------- ---------------  ------  ------  ------  ------  ------
Redemptorist Limited Partnership
   New Orleans, LA  (126)                                March 1990           98      94      82      88      94
Manhattan A Associates
   New York,  NY  (99)                                   April 1990          100     100      99      98      97
Broadhurst Willows, L.P.
   New York, NY  (129)                                   April 1990           99      98      98      99      98
Weidler Associates Limited Partnership
   Portland, OR  (52)                                    May 1990             94      83      94      98      94
Gentle Pines-West Columbia Associates, L.P.
   Columbia, SC  (150)                                   June 1990            67      74      97      95      99
Lake Forest Estates II, LTD.
   Livingston, AL  (32)                                  June 1990           100      88     100      87     100
Las Camelias Limited Partnership
   Rio Piedras, PR  (166)                                June 1990            95      97      94     100      99
WPL Associates XXIII
   Portland, OR  (48)                                    July 1990           (d)      92      96      97      98
Broadway Townhouses L.P.
   Camden, NJ  (175)                                     July 1990           100     100     100      99      99
Puerto Rico Historic Zone Limited Dividend Partnership
   San Juan, PR  (67)                                    August 1990          96      99      99      99      99
Citrus Meadows Apartments, LTD.
   Brandenton, FL  (200)                                 July 1990            86      77      86      95      96
Sartain School Venture
   Philadelphia, PA  (35)                                August 1990          97      94     100      97      97
Driftwood Terrace Associates, LTD.
   Ft. Lauderdale, FL  (176)                             September 1990       99      97      97      98      99
Holly Hill, LTD.
   Greenville, TN  (46)                                  October 1990         96      96      91      98      98
Mayfair Apartments LTD.
   Morristown, TN  (48)                                  October 1990         98      96      98      89     100
Foxcroft Apartments LTD.
   Troy, AL  (48)                                        October 1990         92      94      96      77      94
Canterbury Apartments, LTD.
   Indianola, MS  (48)                                   October 1990        100     100      96      96      94
Cutler Canal III Associates, LTD.
   Miami, FL  (262)                                      October 1990         97      96      98      98      99
Jefferson Place L.P.
   Olathe, KS  (352)                                     October 1990        (c)     (c)      89      90      96
Callaway Village, LTD.
   Clinton, TN  (46)                                     November 1990       100      89      96      89      96
Commerce Square Apartments Associates L.P.
   Smyrna, DE  (80)                                      December 1990        95      99      96      95      98
West 132nd Development Partnership
   New York, NY  (40)                                    December 1990       100     100     100     100     100
Site H Development Co.
   Brooklyn, NY  (11)                                    December 1990       100     100     100     100      93
L.I.H. Chestnut Associates, L.P.
   Philadelphia, PA  (78)                                December 1990        99      90      87      95      86
Diamond Phase II Venture
   Philadelphia, PA  (32)                                December 1990        94      84      97      97      96
Bookbindery Associates
   Philadelphia, PA  (41)                                December 1990        98      90      90      95      98
The Hamlet, LTD.
   Boynton Beach, FL  (240)                              December 1990        97      99      92      90      96
Stop 22 Limited Partnership
   Santurce, PR  (153)                                   December 1990        97      97      97      99      98
Knob Hill Apartments, LTD.
   Greenville, TN  (48)                                  December 1990       100     100     100      98     100
Conifer James Street Associates
   Syracuse, NY  (73)                                    December 1990        88      94      90      94      92
Longfellow Heights Apartments, L.P.
   Kansas City, MO  (104)                                March 1991           90      96     100      92      96

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

(d) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2005 (see Note 10 in Item 8. Financial Statements and Supplemental Data).


The  General   Partners  have  generally   required,   in  connection  with  the
Partnership's investments in the Local Partnerships, that the general partners of each Local Partnership (the "Local General Partners") undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local
Partnership  during  a  limited  period  of time  following  rent  stabilization
("Guarantee Period"). In each case, the operating deficits have been funded by operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the Operating Deficit Guarantee Agreements (as defined herein) aggregated approximately $18,700,000, of which all have expired as of March 31, 2005. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees are secured by letters of credit and/or cash escrow deposits.

The Housing Tax Credits are available for a ten-year period which commences when the property is occupied by qualified tenants. However, the annual Housing Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants must be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Housing Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Housing Tax Credits only beginning in the month following the month in which the Partnership acquired its interest. In addition, Housing Tax Credits allocated in any prior period may not be claimed by the Partnership. The Partnership has also acquired Local Partnership Interests in which some of the Local Partnerships owning historic complexes qualify for the Historic Rehabilitation Tax Credit. The amount of the Historic Rehabilitation Tax Credit is generally 20% of qualified rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure is made. As of March 31, 2005, the Credit Periods for all the properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rent from commercial tenants (to which average rental per square foot applies) comprises less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indexes in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters And Issuer Purchases of Equity Securities

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

As of June 2, 2005 the Partnership has approximately 9,112 registered holders of an aggregate of 139,101.5 BACs.

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

Pursuant to the terms of the Partnership Agreement there are no material restrictions that restrict the ability of the Partnership to make distributions. However, the Partnership has made no distributions to BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the Partnership from the last five fiscal years. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                Year Ended March 15,
                                     ---------------------------------------------------------------------------
            OPERATIONS                   2005          2004*           2003*           2002*           2001*
----------------------------------   ------------   ------------   -------------   -------------   -------------
 Revenues                            $ 31,256,829   $ 31,145,070   $  31,067,681   $  30,517,091   $  30,762,640
 Operating expenses                   (45,312,877)   (44,734,937)    (47,924,683)    (43,671,534)    (43,741,986)
                                     ------------   ------------   -------------   -------------   -------------

 Loss from operations before          (14,056,048)   (13,589,867)    (16,857,002)    (13,154,443)    (12,979,346)
  minority interest and
  extraordinary item
 Minority interest in loss of
  subsidiary partnerships from
  operations                              288,676        279,605         281,528         265,741         211,041
 Income (loss) from discontinued
  operations including gain (loss)
  on sale and minority interest           902,601     13,287,290        (968,267)     (1,304,731)     (1,279,004)
 Extraordinary item -forgiveness
  of indebtedness income                        0              0               0       2,156,560               0
                                     ------------   ------------   -------------   -------------   -------------
 Net loss                             (12,864,771)       (22,972)    (17,543,741)    (12,036,873)    (14,047,309)
                                     ============   ============   =============   =============   =============

 Net loss - limited partners         $(12,736,124)  $    (22,742)  $ (17,368,304)  $ (11,916,504)  $ (13,906,836)
                                     ============   ============   =============   =============   =============

 Loss from operations per BAC        $     (97.98)  $     (94.73)  $     (117.97)  $      (91.73)  $      (90.88)

 Income (loss) from discontinued
  operations per BAC                         6.42          94.57           (6.89)          (9.29)          (9.10)

 Extraordinary item per BAC                     0              0               0           15.35               0
                                     ------------   ------------   -------------   -------------   -------------

 Net loss per BAC                    $     (91.56)  $       (.16)  $     (124.86)  $      (85.67)  $      (99.98)
                                     ============   ============   =============   =============   =============


                                                                 Year Ended March 15,
                                     ---------------------------------------------------------------------------
        FINANCIAL POSITION               2005           2004           2003            2002             2001
----------------------------------   ------------   ------------   -------------   -------------   -------------
 Total assets                        $173,313,829   $186,296,356   $ 200,113,780   $ 212,833,322   $ 224,963,913
                                     ============   ============   =============   =============   =============

 Total liabilities                   $269,923,984   $270,046,767   $ 283,228,034   $ 277,364,748   $ 277,376,359
                                     ============   ============   =============   =============   =============

 Minority interest                   $ (1,476,100)  $ (1,481,127)  $    (867,942)  $      71,145   $     253,252
                                     ============   ============   =============   =============   =============


 Total partners' deficit             $(95,134,055)  $(82,269,284)  $ (82,246,312)  $ (64,702,571)  $ (52,665,698)
                                     ============   ============   =============   =============   =============


* Reclassified for comparative purposes.


During the year ended March 31, 2005 and 2004, total assets and liabilities decreased primarily due to a decrease in property and equipment and mortgage notes payable resulting from the sale of Local Partnerships. During the years ended March 31, 2001 through 2003, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2001 through 2003, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through March 31, 2005, the Partnership had originally invested approximately $109,000,000 (not including acquisition fees) of net proceeds in 62 Local Partnerships, of which approximately $170,000 remains to be paid including approximately $160,000 held in escrow. During the year ended March 31, 2005, the Partnership sold its limited partnership interest in four Local Partnerships. Through the year ended March 31, 2005, the Partnership has sold the property and the related assets and liabilities of one Local Partnership and its limited partnership interest in five Local Partnerships. For a discussion of these sales, see Note 10 in Item 8.

Short-Term
----------

During the year ended March 31, 2005, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local
Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the year ended March 31, 2005, cash distributions of approximately $399,000 were received by the Partnership from operations of the Local Partnerships. Additionally, during the year ended March 31, 2005, approximately $690,000 of sales proceeds were received by the Partnership from the sale of property.

For the year ended March 31, 2005, cash and cash equivalents of the Partnership decreased approximately $697,000. This decrease was attributable to a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($57,000), acquisition of property and equipment ($1,545,000), net repayments on mortgage notes ($2,620,000) and an increase in deferred costs ($33,000) which exceeded cash provided by operating activities ($1,653,000), an increase in advances from debt guarantor ($960,000), a net decrease in cash held in escrow relating to investing activities ($185,000), proceeds from sale of properties ($691,000) and a net decrease in due to Local General Partners and affiliates relating to investing activities ($68,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($9,192,000), gain on discontinued operations ($903,000) and an increase in due to debt guarantor in the amount of $3,234,000.

Total expenses for the years ended March 31, 2005, 2004, and 2003, excluding depreciation and amortization, loss on impairment of fixed assets, interest and general and administrative-related parties, totaled $20,139,078, $19,618,644 and $19,638,054, respectively.

For the years ended March 31, 2005 and 2004, accounts payable, accrued interest payable and security deposits payable were as follows:

Accounts payable as of March 31, 2005 and 2004 was $5,393,345 and $6,547,074, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2005 and 2004 was $17,012,106 and $15,895,951, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $343,000 at March 31, 2005.

Cash distributions received from the Local Partnerships remain relatively immaterial. These distributions, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2005, 2004 and 2003, the amounts received from operations of the Local Partnerships were approximately $399,000, $330,000 and $774,000, respectively.

Partnership management fees owed to the General Partners amounted to approximately $11,045,000 and $9,810,000 and were accrued and unpaid at March 31, 2005 and 2004. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

Long-Term
---------

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

Property and Equipment
----------------------

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

In accordance with FASB 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2005, the Partnership has recorded $1,700,000 as a loss on impairment of assets which is included in discontinued operations. Through March 31, 2005, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are two assets classified as property and equipment-held for sale as of March 31, 2005: Michigan Rural Housing limited Partnership ("Michigan Rural") and Lancashire Towers Associates Limited Partnership ("Lancashire"). Subsequently, on May 3, 2005, the Partnership sold its limited partnership interest in Lancashire (see Note 16).

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related miscellaneous items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                       March 31,
                                      ------------------------------------------
                                         2005            2004            2003
                                      ----------      ----------      ----------
Interest                              $  189,995      $  178,526      $  324,821
Other                                  1,118,305         831,147       1,007,985
                                      ----------      ----------      ----------

   Total other revenue                $1,308,300      $1,009,673      $1,332,806
                                      ==========      ==========      ==========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                       March 31,
                                      ------------------------------------------
                                         2005            2004            2003
                                      ----------      ----------      ----------
Interest                              $    8,367      $   13,817      $   20,968
Other                                    422,864         214,318         356,015
                                      ----------      ----------      ----------

   Total other revenue                $  431,231      $  228,135      $  376,983
                                      ==========      ==========      ==========

Interest income is earned on cash and cash equivalent balances and cash held in escrow balances. Other income includes income from forfeited security deposits, late charges, laundry and vending income, and other rental related miscellaneous items.

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarized the Partnership's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.

                                             Less than         1 - 3          3 -5         More than
                                 Total         1 Year          Years          Years         5 Years
                             ------------   ------------   ------------   ------------   ------------
Mortgage notes payable (a)   $159,944,368   $ 10,470,893   $ 10,835,822   $  9,370,568   $129,267,085
Due to debt guarantor (b)      54,153,086     54,153,086              0              0              0
Land lease obligations (c)      2,851,696         68,084        136,168        136,168      2,511,276
Developer loans and
   accrued interest (d)         1,335,500      1,335,500              0              0              0

Land note payable (e)           1,505,106      1,505,106              0              0              0
                             ------------   ------------   ------------   ------------   ------------

   Total                     $219,789,756   $ 67,532,669   $ 10,971,990   $  9,506,736   $131,778,361
                             ============   ============   ============   ============   ============

(a) The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $909,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of certain Subsidiary Partnership's rent and leases.

(b) R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place") has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $54,153,086, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

(c) Three of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 28 to 99 years. The leases on these Properties are noncancelable. At December 31, 2004, those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating $68,084 for each of the next five years, and $2,511,276 total thereafter.

(d)  See Note 8(C) (i) in Item 8. Financial Statements and Supplementary Data

(e)  See Note 8(C) (ii) in Item 8. Financial Statements and Supplementary Data

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2005, 2004 and 2003 ("Fiscal 2004", "Fiscal 2003" and "Fiscal 2002", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The loss from operations for the 2004, 2003 and 2002 Fiscal Years totaled $13,767,372, $13,310,262 and $16,575,474, respectively.

2004 vs. 2003
-------------

Rental income decreased approximately 1% for Fiscal 2004 as compared to Fiscal 2003, primarily due to increased vacancies at one Local Partnership and the Housing Assistance payments contract which expired during 2004 at a second Local Partnership.

Other  income  increased  approximately  $299,000 for Fiscal 2004 as compared to
Fiscal 2003, primarily due to one Local Partnership modifying its primary mortgage loan during the year ended December 31, 2004. The primary mortgage was reduced in the amount of $1,500,000 with a corresponding increase in the support loan. In addition, the note holder forgave all the delinquent interest and related fees associated with the mortgage amounting to approximately $293,000 which is included in other income.

Total expenses, excluding repairs and maintenance, remained fairly consistent with an increase of less than 1% for Fiscal 2004 as compared to Fiscal 2003.

Repairs and maintenance increased approximately $559,000 for Fiscal 2004 as compared to Fiscal 2003, primarily due to the painting of the building's exterior at one Local Partnership, landscaping and an increase in payroll at a second Local Partnership and an increase in security costs and the painting of the building's exterior at a third Local Partnership.

2003 vs. 2002
-------------

Rental income increased approximately 1% for Fiscal 2003 as compared to Fiscal 2002 primarily due to rental rate increases.

Other income decreased approximately $323,000 for Fiscal 2003 as compared to Fiscal 2002 primarily due to a decrease in reserve balances earning interest at three Local Partnerships, a physical improvement grant received in 2002 at a fourth Local Partnership, insurance recovery income received in 2002 at a fifth Local Partnership and forgiveness of late fees at another Local Partnership.

Total expenses, excluding insurance, remained fairly consistent with a decrease of approximately 7% for Fiscal 2003 as compared to Fiscal 2002.

Insurance expense increased approximately $259,000 for Fiscal 2003 as compared to Fiscal 2002 primarily due to increases in insurance premiums at the Local Partnerships.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnership - Going Concerns and Uncertainties

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $54,153,086, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2005. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2005 and 2004. The net loss after minority interest for River Place amounted to approximately $3,526,000, $3,249,000 and $3,127,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's HAP Contract expires in 2005 and there can be no  assurance  that it  will  be  renewed.  Brandywine's  management  has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Property would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property. In view of these matters, there is substantial doubt as to the Partnership's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2005 and 2004. The net loss after minority interest for Brandywine amounted to approximately $94,000, $101,000 and $665,000 (which includes a $553,000 loss on impairment of fixed assets) for the years ended March 31, 2005, 2004 and 2003, respectively.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Gentle Pines as a going concern. Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. The apartment units are no longer supported by project-based housing subsidies. The Partnership has made no payments on its mortgage since May 2004. As a result of this default, the mortgagee (HUD), as remedies, may call the loan, take possession of the Project's assets or foreclose on the Project's real estate. Accordingly, the entire balance of the mortgage loan has been classified as a current liability as of December 31, 2004. Management believes that HUD will sell, or attempt to sell, the mortgage note on March 16, 2005. If the sale is successful, the Partnership intends to offer the new note holder the Partnership's deed in lieu of foreclosure. In view of these matters, there is substantial doubt as to Gentle Pines' ability to continue as a going concern. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2005 and 2004. The net loss after minority interest for Gentle Pines amounted to approximately $437,000, $100,000 and $1,887,000 (which includes a $1,601,000 loss on impairment of fixed assets) for the years ended March 31, 2005, 2004 and 2003, respectively.

Affordable Flatbush Associates ("Affordable Flatbush")
------------------------------------------------------
The financial statements of Affordable Flatbush have been prepared assuming that it will continue as a going concern. Affordable Flatbush has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Partnership's investment in Affordable Flatbush was written down to zero by prior years' losses and the minority interest was approximately $14,000 and $10,000 at March 31, 2005 and 2004, respectively. The net loss after minority interest for Affordable Flatbush amounted to approximately $34,000, $86,000 and $61,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $776,599 during the current period and has incurred a Partner's deficit of $7,507,024 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With record low interest rates, more people are purchasing housing instead of renting. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2005 and 2004. The net loss after minority interest amounted to approximately $777,000, $568,000 and $912,000 for the years ended March 31, 2005, 2004 and 2003, respectively. Subsequently, on May 6, 2005, Gentle Pines transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of disclosure.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2004 and 2003, Jefferson's current liabilities exceeded its current assets by approximately $130,000 and $97,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $72,891 and $115,711 of current liabilities at December 31, 2004 and 2003, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2004. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $151,000, $217,000 and $150,000 for the years ended March 31, 2005, 2004 and 2003, respectively.


Manhattan A Associates ("Manhattan A")
--------------------------------------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The limited partners have made assertions that they will continue to fund cash flow shortfalls as they have in the past. The Partnership's investment in Manhattan A was approximately $755,000 at March 31, 2005 and the minority interest for Manhattan A was $0 at both March 31, 2005 and 2004. The net loss after minority interest for Manhattan A amounted to approximately $113,000, $25,000 and $55,000 for the years ended March 31, 2005, 2004 and 2003, respectively.


Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal years 2005, 2004 and 2003, and as such has used estimates in its Consolidated Financial Statements for three years.

Other Subsidiary Partnerships
-----------------------------

Three of the Subsidiary Partnerships are leasing the land on which the Properties are located for terms ranging from 28 to 99 years. The leases for these Properties are noncancelable. At December 31, 2004, those Subsidiary Partnerships were committed to minimum annual rentals on the leases aggregating $68,084 for each of the next five years, and $2,511,276 in total thereafter.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1. Consolidated Financial Statements

       Report of Independent Registered Public Accounting Firm             17

       Consolidated Balance Sheets at March 31, 2005 and 2004             142

       Consolidated Statements of Operations for the Years
         Ended March 31, 2005, 2004 and 2003                              143

       Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 31, 2005, 2004 and 2003                144

       Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2005, 2004 and 2003                              145

       Notes to Consolidated Financial Statements                         146

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 57 (Fiscal 2004), 58 (Fiscal 2003) and 60 (Fiscal 2002) subsidiary partnerships whose losses aggregated ($12,756,453), ($15,889,757) and ($15,565,338) for the 2004, 2003 and
2002 Fiscal Years, respectively, and whose assets constituted 91% and 90% of the Partnership's assets at March 31, 2005 and 2004, respectively, presented in the accompanying consolidated financial statements. The financial statements of 56 (Fiscal 2004), 57 (Fiscal 2003) and 59 (Fiscal 2002) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 2004, Fiscal 2003 and Fiscal
2002) subsidiary partnership was unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $4,833,531 (Fiscal 2004), $4,016,930 (Fiscal 2003) and $6,590,417 (Fiscal 2002), and their assets aggregated $18,259,224 and $19,370,800 at March 31, 2005 and 2004, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2005

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) (the "Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V. Bronx Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.
January 28, 2005

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
C.V. Bronx Associates, L.P.

We have audited the accompanying balance sheets of C.V. Bronx Associates, L.P. (a Delaware limited partnership) (the "Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.
February 6, 2004

[Letterhead of LAYTON & RICHARDSON, P.C.]

INDEPENDENT AUDITOR'S REPORT

Partners of
Michigan Rural Housing Limited Partnership

We have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2004 and 2003, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Layton & Richardson, P.C.
Certified Public Accountants
East Lansing, Michigan
February 8, 2005

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

February 4, 2004

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheets of Jefferson Limited Partnership at December 31, 2004 and December 31, 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2004 and December 31, 2003 taken as a whole. The supplementary Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
January 25, 2005
Shreveport, Louisiana

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

/s/ Cole, Evans & Peterson
January 31, 2004
Shreveport, Louisiana

[Letterhead of DAMIANO & BURK]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2004, and the related statements of operations and changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 20, 2005, on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in the report shown on pages 13-19 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Inter-Tribal Indian Village Housing Development Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 20, 2005

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

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 22, 2003

[Letterhead of REZNICK GROUP. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
RBM Associates

We have audited the accompanying balance sheets of RBM Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBM Associates as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2004, dated February 4, 2005, on our consideration of RBM Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 23 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 4, 2005

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

/s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 30, 2004

[Letterhead of McKONLY & ASBURY LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Glenbrook Associates                                           Rural Development
Lancaster, Pennsylvania                                    Lebanon, Pennsylvania


We have  audited the  accompanying  Balance  Sheets of Glenbrook  Associates  (a limited partnership) as of December 31, 2004 and 2003, and the related Statements of Income, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 28, 2005 on our consideration of Glenbrook Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be considered in assessing the results of our audits.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on page 16 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 28, 2005

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

/s/ McKonly & Asbury, LLP
Harrisburg, Pennsylvania
January 28, 2004

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Affordable Flatbush Associates
(A New York Limited Partnership)

We have audited the accompanying balance sheets of Affordable Flatbush Associates (A New York Limited Partnership) as of December 31, 2004 and December 31, 2003, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the uncertainties around the ability of Affordable Flatbush Associates to continue as a going concern, as referenced below, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Flatbush Associates (A New York Limited Partnership) at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey
February 28, 2005

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

/s/ Feldman, Holtzman, Lupo & Zerbo, LLC
Pompton Lakes, New Jersey
February 27, 2004

[Letterhead of WESSEL & COMPANY]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Barclay Village II, Ltd.

We have audited the accompanying balance sheets of Barclay Village II, Ltd. (a limited partnership) PHFA No. R-0039-8F as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Village II, Ltd., PHFA No. R-0039-8F, as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITING OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development and the Pennsylvania Housing Finance Agency regulations, we have also issued a report dated January 28, 2005, on our consideration of Barclay Village II, Ltd.'s internal control and on our test of its compliance certain provisions of laws, regulations, contracts, grant agreements, and other matters and with specific requirements applicable to major HUD Programs, Pennsylvania Housing Finance Agency regulations, and specific requirements applicable to Fair Housing and Nondiscrimination. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Wessel & Company
Certified Public Accountants
Johnstown, Pennsylvania

January 28, 2005

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

January 23, 2004

[Letterhead of BERDON, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
1850 Second Avenue Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of 1850 Second Avenue Associates, L.P. (a Delaware limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1850 Second Avenue Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants
New York, N.Y.
February 10, 2005

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

[Reznick Group, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2004 and 2003, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
Bethesda, Maryland
January 26, 2005

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2002 and 2001, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Ernst & Young LLP
West Palm Beach, Florida
January 24, 2003

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 31, 2005

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

Harrisonville, MO
January 8, 2004

[Letterhead of FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2004 and December 31, 2003, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
February 28, 2005

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

/s/ FELDMAN, HOLTZMAN, LUPO & ZERBO, LLC
Pompton Lakes, New Jersey
February 27, 2004

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Meredith Apartments, Ltd.

We have audited the accompanying balance sheet of Meredith Apartments, Ltd. (a Limited Partnership) as of September 29, 2004 and December 31, 2003 and the related statements of operations, changes in partners' capital and cash flows for the years then ended September 29, 2004 and for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Apartments, Ltd. at September 29, 2004 and December 31, 2003, and the results of its operations and cash flows for the period ended September 29, 2004 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
November 30, 2004

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 12, 2004

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Partners of
Ritz Apartments, Ltd.

We have audited the accompanying balance sheet of Ritz Apartments, Ltd. (a Limited Partnership) as of September 29, 2004 and December 31, 2003 and the related statements of operations, changes in partners' capital and cash flows for the period ended September 29, 2004 and for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritz Apartments, Ltd. at September 29, 2004 and December 31, 2003, and the results of its operations and cash flows for the period ended September 29, 2004 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
November 30, 2004

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

/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 9, 2004

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Partners of
Ashby Apartments, Ltd.

We have audited the accompanying balance sheet of Ashby Apartments, Ltd. (a Limited Partnership) as of September 29, 2004 and December 31, 2003 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the period ended September 29, 2004 and for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashby Apartments, Ltd. at September 29, 2004 and December 31, 2003, and the results of its operations and cash flows for the period ended September 29, 2004 and for the year ended December 31, 2003, in conformity accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers

Salt Lake City, Utah
November 23, 2004

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

Salt Lake City, Utah
January 12, 2004

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2004, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 7, 2005 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

January 7, 2005
Carmel, Indiana

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 7, 2003
Carmel, Indiana

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dunlap School Venture

We have audited the accompanying balance sheets of Dunlap School Venture as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture at December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2004, dated February 11, 2005, on our consideration of Dunlap School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Group, P.C.
Baltimore, Maryland
February 11, 2005

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0210-8E, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 2, 2005 on our consideration Philipsburg Elderly Housing Associates (A Maine Limited Partnership) internal control and on our test of its compliance with certain provisions of laws, regulations, contracts, grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be used in conjunction with this report in considering the results of our audits.

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

Portland, Maine
February 2, 2005

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

Portland, Maine
January 16, 2004

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0383-8E, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated January 25, 2005 on our consideration of Franklin Elderly Housing Associates' (A Maine Limited Partnership) internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be used in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Pennsylvania Housing Finance Agency
(PHFA). Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 25, 2005

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 23, 2004

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership), PHFA Project Number R-0488-8E, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In  accordance  with  GOVERNMENT  AUDITING  STANDARDS,  we have also  issued our reports  dated  January 24, 2005 on our  consideration  of Wade D. Mertz Elderly
Housing Associates (A Maine Limited Partnership) internal controls over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be used in conjunction with this report in considering the results of our audits.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 24, 2005

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 16, 2004

[Letterhead of Saltz, Shamis & Goldfarb, Inc.]

Independent Auditor's Report
----------------------------

The General and Limited Partners
Lancashire Towers Associates Limited Partnership

We have audited the accompanying balance sheets of Lancashire Towers Associates Limited Partnership (An Ohio Limited Partnership) as of December 31, 2004 and 2003, and the related statement of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 13, 2005 on our consideration of Lancashire Towers Associates Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and over compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or over compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

/s/ Saltz, Shamis & Goldfarb, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Cleveland, Ohio
January 13, 2005

[Letterhead of Bick Fredman & Co]

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

/s/ Bick Fredman & Co
Cleveland, Ohio
January 10, 2003

[Letterhead of FASMAN, KLEIN & FELDSTEIN]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners,
Brewery Renaissance Associates, L.P.

We  have  audited  the  accompanying   balance  sheet  of  Brewery   Renaissance
Associates, L.P. (the Partnership) as of December 31, 2004 and 2003 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
February 10, 2005

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

Respectfully submitted,
/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
February 4, 2004

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Brandywine Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of BRANDYWINE COURT ASSOCIATES, L.P. (A LIMITED PARTNERSHIP), HUD PROJECT NO. 063-94015, as of December 31, 2004 and 2003 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRANDYWINE COURT ASSOCIATES, L.P. (A LIMITED PARTNERSHIP), HUD PROJECT NO. 063-94015, as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have issued reports dated February 1, 2005 on our consideration of BRANDYWINE COURT ASSOCIATES, L.P.'S (A LIMITED PARTNERSHIP), HUD PROJECT NO. 063-94015, internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 1, 2005

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2004

[Letterhead of J.H. WILLIAMS & CO., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Art Apartments Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Associates (a Limited Partnership) as of December 31, 2004 and 2003 and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments Associates (a Limited Partnership) at December 31, 2004 and 2003, and its results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 9, 2005

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

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 12, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2005 on our consideration of The Village at Carriage Hills, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 18, 2005 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with auditing principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2005 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 17, 2005 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2004

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend
Housing Association Limited Partnership
   (a Michigan Limited Partnership)

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 2004 and 2003, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 28, 2005

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

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 22, 2004

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2005, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated January 31, 2005, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 31, 2005

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
March 2, 2004

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners
Manhattan A Associates
(A Limited Partnership)
New York, New York

We have audited the accompanying balance sheet of Manhattan A Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan A Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on page ten and eleven is presented for purposes of additional analysis and is not a required part of the basic financial statements of Manhattan A Associates. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
January 25, 2005

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

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 6, 2004

[Letterhead of Merina & Company, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners/Owners
Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Weidler Associates Limited Partnership as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weidler Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Merina & Company
West Linn, Oregon
February 15, 2005

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

/s/ Merina & Company
West Linn, Oregon
February 26, 2004

[Letterhead of ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Gentle Pines - West Columbia Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of GENTLE PINES - WEST COLUMBIA ASSOCIATES, L.P. (A LIMITED PARTNERSHIP), HUD PROJECT NO. 054-94007, as of December 31, 2004 and 2003, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GENTLE PINES - WEST COLUMBIA ASSOCIATES, L.P. (A LIMITED PARTNERSHIP), HUD PROJECT NO. 054-94007, as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GENTLE PINES - WEST COLUMBIA ASSOCIATES, L.P. (A LIMITED PARTNERSHIP) will continue as a going concern. As described in Notes A, B, and D and reported in the accompanying financial statements, GENTLE PINES - WEST COLUMBIA ASSOCIATES, L.P. (A LIMITED PARTNERSHIP) has lost its Project-based housing subsidiaries and defaulted on its mortgage, which has exacerbated its recurring net losses and working capital deficit. These conditions raise substantial doubt about GENTLE PINES - WEST COLUMBIA ASSOCIATES, L.P.'S (A LIMITED PARTNERSHIP) ability to continue as a going concern. Management's plans in regard to those matters are described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in existence.

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

In accordance with Government Auditing Standards, we have issued reports dated February 9, 2005 on our consideration of GENTLE PINES - WEST COLUMBIA ASSOCIATES, L.P.'S (A LIMITED PARTNERSHIP), HUD PROJECT NO. 054-94007, internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
February 9, 2005

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

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 29, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 6, 2005 on our consideration of Lake Forest Estates II, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 28, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2004

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2004 and 2003, and the related statements of loss, changes in Partner's Deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1941826 of the Puerto Rico Society of CPA's was affixed to the original. January 26, 2005

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

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1941826 of the Puerto Rico Society of CPA's was affixed to the original. January 30, 2004

[Letterhead of DAVID W. SCOTT, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership
5335 SW Meadows Road, Suite 190
Lake Oswego, Oregon 97035

We have audited the accompanying balance sheet of WPL Associates XXIII Limited Partnership, as of July 15, 2004, and the related statements of operations, changes in partnerships' capital, and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at July 15, 2004, and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

/s/ David W. Scott, CPA, P.C.
Portland, Oregon
November 18, 2004

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

[Letterhead of LUGO - CARRERAS & ASSOCIADOS, CSP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2004, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2004, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated January 31, 2005, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and reports dated January 31, 2005, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Juan P. Santiago
Lic. No. 692, In force
I.D. No. 66-0528810

Stamp No. 2027804 was affixed to the original of this report.

San Juan, Puerto Rico
January 31, 2005

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

San Juan, Puerto Rico
February 20, 2003

[Letterhead of CABLISH, GENTILE & GAY]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership) (the Partnership), as of December 31, 2004, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2004 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules included in the financial statements (shown on pages 12 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartment, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 7, 2005 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated February 7, 2005 on major HUD programs, and the nonmajor HUD program.

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

/s/ Cablish, Gentile & Gay, CPA's LLC
BRADENTON, FLORIDA
February 7, 2005

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

/s/ Cablish, Gentile & Gay, CPA
BRADENTON, FLORIDA
February 1, 2003

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2004, dated February 4, 2005, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 4, 2005

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

[LETTEHEAD OF ASHER & COMPANY, LTD.]

Independent Auditors' Report

The Partners
Driftwood Terrace Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of DRIFTWOOD TERRACE ASSOCIATES, LTD. (A LIMITED PARTNERSHIP), HUD PROJECT NO. 066-94031, as of December 31, 2004 and 2003 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DRIFTWOOD TERRACE ASSOCIATES, LTD. (A LIMITED PARTNERSHIP), HUD PROJECT NO. 066-94031, as of December 31, 2004 and 2003 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 13, 2005 on our consideration of DRIFTWOOD TERRACE ASSOCIATES, LTD.'S (A LIMITED PARTNERSHIP), HUD PROJECT NO. 066-94031, internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. the purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 13, 2005

[LETTEHEAD OF ASHER & COMPANY, LTD.]

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2005 on our consideration of Holly Hill, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with auditing standards generally accepted in the United States of America, we have also issued a report dated February 20, 2005 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 17, 2005 on our consideration of Foxcroft Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 22, 2005 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2005

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

[Letterhead from Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Atlanta, Georgia
February 1, 2005

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

/s/ Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants
St. Louis, MO October 29, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 22, 2005 on our consideration of Callaway Village, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2005

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

[Letterhead of FISHBEIN & COMPANY, P.C..]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheet of COMMERCE SQUARE APARTMENTS ASSOCIATES, L.P., as of December 31, 2004, and the related statements of profit and loss, partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement of Commerce Square Apartments Associates, L.P. as of December 31, 2003, were audited by other auditors whose report dated January 31, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership' s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 12 to 14) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Fishbein & Company, P.C.
January 28, 2005
Horsham, Pennsylvania

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

/s/ Mayer Hoffman McCann P.C.
January 31, 2004
Plymouth Meeting, Pennsylvania

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership as of December 31, 2004 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership, as of December 31, 2004 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
January 24, 2005

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

/s/ Koch Group & Company, LLP
New York, New York
January 6, 2003

[Letterhead of Koch Group & Company, LLP]

Independent Auditor's Report

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 2005 on our consideration of L.I.H. Chestnut Associates, L.P.'s (a Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
February 11, 2005

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

/s/ Koch Group & Company, LLP
New York, New York
February 9, 2004

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Phase II Venture

We have audited the accompanying balance sheets of Diamond Phase II Venture as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2005, on our consideration of Diamond Phase II Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bookbindery Associates

We have audited the accompanying balance sheets of Bookbindery Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2004, dated January 21, 2005, on our consideration of Bookbindery Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 21, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (a Florida limited partnership) (Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  BUCHBINDER TUNICK & COMPANY LLP

Rockville, Maryland
January 26, 2005

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

Rockville, Maryland
January 28, 2004

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT   AUDITOR'S  REPORT  ON  FINANCIAL   STATEMENTS  AND   SUPPLEMENTARY
INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2004, and the related statements of loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2004, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued reports dated February 11, 2005, on my consideration of Stop 22 Limited Partnership's internal control over financial reporting, and on my test of its compliance with certain provision of laws, regulations, contracts and grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audit.

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

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
February 11, 2005
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 2016960 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.

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

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 20, 2005 on our consideration of Knob Hill Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates

We  have  audited  the  accompanying  balance  sheet  of  Conifer  James  Street
Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations and partners' capital (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
January 19, 2005

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

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
January 27, 2004

[Letterhead of RBG & CO.]

Independent Auditors' Report

S2100-020
To The Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., Project No. MHDC No. 89-583, a limited partnership, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 31, 2005

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

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 29, 2004

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    March 31,
                                                                          ------------------------------
                                                                               2005             2004*
                                                                          -------------    -------------
Operating assets:
  Property and equipment - at cost, less accumulated
   depreciation (Notes 2, 4 and 12)                                       $ 145,904,381    $ 163,934,774
  Cash and cash equivalents (Notes 2, 3 and 12)                               2,959,570        3,656,322
  Cash held in escrow (Notes 3 and 5)                                        12,225,370       13,258,260
  Deferred costs - less accumulated amortization (Notes 2 and 6)              2,528,664        2,670,475
  Other assets                                                                2,865,646        2,776,525
                                                                          -------------    -------------

 Total operating assets                                                     166,483,631      186,296,356
                                                                          -------------    -------------

 Assets from discontinued operations (Note 13):
  Property and equipment held for sale, net of accumulated
    depreciation of $7,320,799 and $0, respectively (Note 4)                  4,904,925                0
  Net assets held for sale                                                    1,925,273                0
                                                                          -------------    -------------
  Total assets from discontinued operations                                   6,830,198                0
                                                                          -------------    -------------

 Total assets                                                             $ 173,313,829    $ 186,296,356
                                                                          =============    =============


                                      LIABILITIES AND PARTNERS' DEFICIT


Operating liabilities:
   Mortgage notes payable (Note 7)                                        $ 159,944,368    $ 172,456,295
   Due to debt guarantor (Note 12(a))                                        54,153,086       49,958,612
   Accounts payable                                                           5,393,345        6,547,074
   Accrued interest payable                                                  17,012,106       15,895,951
   Security deposit payable                                                   1,455,489        1,601,391
   Due to local general partners and affiliates (Note 8)                     12,589,346       11,682,238
   Due to general partners and affiliates (Note 8)                           12,898,094       11,905,206
                                                                          -------------    -------------

Total operating liabilities                                                 263,445,834      270,046,767
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 13):
   Mortgage notes payable of asset held for sale (Note 7)                     6,917,348                0
   Net liabilities held for sale including minority interest                   (439,198)               0
                                                                          -------------    -------------
Total liabilities from discontinued operations                                6,478,150                0
                                                                          -------------    -------------

Minority interest (Note 2)                                                   (1,476,100)      (1,481,127)
                                                                          -------------    -------------
Commitments and contingencies (Notes 7, 8 and 12)
Partners' deficit
   Limited partners (139,101.5 BACs issued and outstanding) (Note 1)        (92,947,257)     (80,211,134)
   General partners                                                          (2,186,798)      (2,058,150)
                                                                          -------------    -------------


Total partners' deficit                                                     (95,134,055)     (82,269,284)
                                                                          -------------    -------------

Total liabilities and partners' deficit                                   $ 173,313,829    $ 186,296,356
                                                                          =============    =============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended March 31,
                                                        --------------------------------------------
                                                            2005            2004*           2003*
                                                        ------------    ------------    ------------
Operations:

Revenues
Rental income                                           $ 29,948,529    $ 30,135,397    $ 29,734,875
Other                                                      1,308,300       1,009,673       1,332,806
                                                        ------------    ------------    ------------
Total Revenues                                            31,256,829      31,145,070      31,067,681
                                                        ------------    ------------    ------------

Expenses
General and administrative                                 6,596,225       6,906,044       7,084,826
General and administrative-related parties (Note 8)        3,172,475       3,221,599       3,213,101
Repairs and maintenance                                    6,019,397       5,459,901       5,808,476
Operating and other                                        3,566,690       3,466,368       3,266,371
Real estate taxes                                          1,907,373       1,825,087       1,776,144
Insurance                                                  2,049,393       1,961,244       1,702,210
Interest                                                  12,809,557      12,764,122      13,236,279
Depreciation and amortization                              9,191,767       9,130,572       9,683,396
Loss on impairment of fixed assets (Note 4)                        0               0       2,153,880
                                                        ------------    ------------    ------------

Total expenses                                            45,312,877      44,734,937      47,924,683
                                                        ------------    ------------    ------------

Loss from operations before minority interest            (14,056,048)    (13,589,867)    (16,857,002)

Minority interest in loss of subsidiary partnerships
  from operations                                            288,676         279,605         281,528
                                                        ------------    ------------    ------------

Loss from operations                                     (13,767,372)    (13,310,262)    (16,575,474)

Discontinued operations (Note 13):
Income (loss) from discontinued operations (including
  gain (loss) on sale of properties and minority
  interest)                                                  902,601      13,287,290        (968,267)
                                                        ------------    ------------    ------------

Net loss                                                $(12,864,771)   $    (22,972)   $(17,543,741)
                                                        ============    ============    ============

Loss from operations - limited partners                 $(13,629,698)   $(13,177,160)   $(16,409,720)

Income (loss) from discontinued operations (including
  gain (loss) on sale of properties and minority
  interest) - limited partners                               893,575      13,154,417        (958,584)
                                                        ------------    ------------    ------------

Net loss - limited partners                             $(12,736,124)   $    (22,742)   $(17,368,304)
                                                        ============    ============    ============

Number of BACs outstanding                                 139,101.5       139,101.5       139,101.5
                                                        ============    ============    ============

Loss from operations per BAC                            $     (97.98)   $     (94.73)   $    (117.97)

Income (loss) from discontinued operations (including
  gain (loss) on sale of properties and minority
  interest) - per BAC                                           6.42           94.57           (6.89)
                                                        ------------    ------------    ------------

Net loss per BAC                                        $     (91.56)   $       (.16)   $    (124.86)
                                                        ============    ============    ============

 * Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                      Limited          General
                                                        Total         Partners        Partners
                                                    ------------    ------------    ------------
Partners' deficit - April 1, 2002                   $(64,702,571)   $(62,820,088)   $ (1,882,483)

Net loss, year ended March 31, 2003                  (17,543,741)    (17,368,304)       (175,437)
                                                    ------------    ------------    ------------

Partners' deficit - March 31, 2004                   (82,246,312)    (80,188,392)     (2,057,920)

Net loss, year ended March 31, 2004                      (22,972)        (22,742)           (230)
                                                    ------------    ------------    ------------

Partners' deficit - March 31, 2004                   (82,269,284)    (80,211,134)     (2,058,150)

Net loss, year ended March 31, 2005                  (12,864,771)    (12,736,123)       (128,648)
                                                    ------------    ------------    ------------


Partners' deficit - March 31, 2005                  $(95,134,055)   $(92,947,257)   $ (2,186,798)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Years Ended March 31,
                                                              --------------------------------------------
                                                                  2005            2004*           2003*
                                                              ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                      $(12,864,771)   $    (22,972)   $(17,543,741)
                                                              ------------    ------------    ------------

Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                    9,191,767       9,130,572       9,683,396
Loss on impairment of fixed assets                                       0               0       2,153,880
(Income) loss from discontinued operations                        (902,601)    (13,287,290)        968,267
Interest added to mortgage note payable                            392,860         362,358         345,811
Minority interest in loss of subsidiary partnerships              (288,676)       (279,605)       (281,528)
(Increase) decrease in assets:
Cash held in escrow                                               (400,382)        236,304         332,142
Other assets                                                      (257,339)        258,007        (248,486)
Increase (decrease) in liabilities:
Due to debt guarantor                                            3,234,474       3,153,223       3,124,405
Accounts payable and other liabilities                           1,581,926         492,496       1,694,342
Increase in due to local general partners and affiliates           974,861         673,881       1,622,993
Decrease in due to local general partners and affiliates           (81,662)              0        (396,170)
Due to general partners and affiliates                           1,072,888       1,540,914       1,821,804
                                                              ------------    ------------    ------------

Total adjustments                                               14,518,116       2,280,860      20,820,856
                                                              ------------    ------------    ------------

Net cash provided by operating activities                        1,653,345       2,257,888       3,277,115
                                                              ------------    ------------    ------------

Cash flows from investing activities:

Proceeds from sale of properties                                   690,645       2,890,000               0
Costs paid relating to sale of properties                                0        (180,960)              0
Acquisition of property and equipment                           (1,544,564)     (1,316,199)     (1,193,381)
Decrease  (increase) in cash held in escrow                        155,932        (105,383)         47,847
Decrease in cash held in escrow for real estate investments         29,516          82,332               0
Increase in due to local general partners and affiliates            68,481          69,717          71,918
Decrease in due to local general partners and affiliates                 0               0        (433,206)
                                                              ------------    ------------    ------------

Net cash (used in) provided by investing activities               (599,990)      1,439,507      (1,506,822)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                                         (32,979)         (4,150)       (242,394)
Repayments on mortgage notes                                    (3,766,127)     (5,675,185)     (8,972,058)
Borrowings on mortgage notes                                     1,146,464       2,935,500       6,255,600
Advances from debt guarantor                                       960,000         462,000         360,000
Increase in due to local general partners and affiliates                 0           1,867         392,326
Decrease in due to local general partners and affiliates                 0      (2,709,040)              0
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                (57,465)       (150,805)       (569,801)
                                                              ------------    ------------    ------------

Net cash used in financing activities                           (1,750,107)     (5,139,813)     (2,776,327)
                                                              ------------    ------------    ------------

Net decrease in cash and cash equivalents                         (696,752)     (1,442,418)     (1,006,034)

Cash and cash equivalents at beginning of year                   3,656,322       5,098,740       6,104,774
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of year                      $  2,959,570    $  3,656,322    $  5,098,740
                                                              ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                        $  7,796,635    $  8,571,124    $  9,059,474
                                                              ============    ============    ============

*  Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects"` and together with the apartment complexes, the "Properties") that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"; and together with the Housing Tax Credit, the "Tax Credits"). As of March 31, 2005, the Credit Periods for all the properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008. During the year ended March 31, 2005, the Partnership sold its limited partnership interest in four Local Partnerships. Through the year ended March 31, 2005, the Partnership sold the property and the related assets and liabilities of one Local Partnership and its limited partnership interest in five Local Partnerships. For a discussion of these sales, see Note 10 in Item 8.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2005, 139,101.5 have been issued, and no further issuance of BACs is anticipated. The offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 60, 61 and 62 Subsidiary Partnerships in which the Partnership is the principal limited partner for the years ended March 31, 2005, 2004, and 2003, respectively. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $177,000, $0 and $298,000 for the years ended March 31, 2005, 2004 and 2003, respectively (the 2004, 2003 and 2002 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

In accordance with FASB 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2005, the Partnership has recorded $1,700,000 as a loss on impairment of assets which is included in discontinued operations. Through March 31, 2005, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are two assets classified as property and equipment-held for sale as of March 31, 2005: Michigan Rural Housing Limited Partnership ("Michigan Rural") and Lancashire Towers Associates Limited Partnership ("Lancashire"). Subsequently, on May 3, 2005 the Partnership sold its limited partnership interest in Lancashire (see Note 16).

d)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related miscellaneous items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                       March 31,
                                      ------------------------------------------
                                            2005         2004          2003
                                      ----------      ----------      ----------
Interest                              $  189,995      $  178,526      $  324,821
Other                                  1,118,305         831,147       1,007,985
                                      ----------      ----------      ----------

   Total other revenue                $1,308,300      $1,009,673      $1,332,806
                                      ==========      ==========      ==========


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                         March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $  8,367       $ 13,817       $ 20,968
Other                                      422,864        214,318        356,015
                                          --------       --------       --------

   Total other revenue                    $431,231       $228,135       $376,983
                                          ========       ========       ========


Interest income is earned on cash and cash equivalent balances and cash held in escrow balances. Other income includes income from forfeited security deposits, late charges, laundry and vending income, and other rental related miscellaneous items.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 9).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

h)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable from operations are as follows:

                                                 March 31, 2005                  March 31, 2004
                                          -----------------------------   -----------------------------
                                            Carrying          Fair          Carrying          Fair
                                             Amount           Value          Amount           Value
                                          -------------    ------------   -------------   -------------
Mortgage notes payable for which it is:
  Practicable to estimate fair value      $  73,920,908    $ 76,481,343   $  81,933,174   $  85,103,592
  Not practicable                         $  86,023,460             (*)   $  90,523,121             (*)


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                 March 31, 2005                  March 31, 2004
                                          -----------------------------   -----------------------------
                                            Carrying          Fair          Carrying          Fair
                                             Amount           Value          Amount           Value
                                          -------------    ------------   -------------   -------------
Mortgage notes payable for which it is:
  Practicable to estimate fair value      $   4,535,363    $  4,535,363   $           0   $           0
  Not practicable                         $   2,381,985             (*)   $           0             (*)


(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

Due to Local General Partners and Affiliates
--------------------------------------------

The estimated fair value of the Partnership's due to the Local General Partners and affiliates from operations are as follows:

                                                 March 31, 2005                  March 31, 2004
                                          -----------------------------   -----------------------------
                                            Carrying          Fair          Carrying          Fair
                                             Amount           Value          Amount           Value
                                          -------------    ------------   -------------   -------------
  Due to Local General Partners and
   affiliates for which it is:
  Not practicable to estimate fair value  $  12,589,346             (*)   $  11,682,238             (*)


The estimated fair value of the Partnership's due to the Local General Partners and affiliates from discontinued operations are as follows:

                                                 March 31, 2005                  March 31, 2004
                                          -----------------------------   -----------------------------
                                            Carrying          Fair          Carrying          Fair
                                             Amount           Value          Amount           Value
                                          -------------    ------------   -------------   -------------
  Due to Local General Partners and
   affiliates for which it is:
  Not practicable to estimate fair value  $      25,700             (*)   $           0             (*)


(*) Management believes it is not practicable to estimate the fair value of due to Local General Partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

                                            March 31,             Estimated
                                  ---------------------------    Useful Lives
                                      2005           2004          (Years)
                                  ------------   ------------   --------------
Land                              $ 11,562,462   $ 12,155,359         -
Buildings and improvements         248,257,564    267,056,970   15 to 40 years
Other                                7,957,724      7,941,965    5 to 10 years
                                  ------------   ------------
                                   267,777,750    287,154,294
Less:  Accumulated depreciation   (121,873,369)  (123,219,520)
                                  ------------   ------------

                                  $145,904,381   $163,934,774
                                  ============   ============


Included in property and equipment are $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2005 and 2004. In addition, as of March 31, 2005 and 2004, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to $9,023,735, $8,982,072 and $10,621,390, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



In connection with the rehabilitation of the properties, the Subsidiary Partnerships have incurred developers' fees of $25,440,729 as of both March 31, 2005 and 2004 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2004 and 2003 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $10,396,886 and $10,938,328, respectively, and $7,320,799 and $0 of these write-offs are related to the discontinued assets.

The components of property and equipment held for sale from discontinued operations are as follows:

                                            March 31,             Estimated
                                  ---------------------------    Useful Lives
                                      2005           2004          (Years)
                                  ------------   ------------   --------------

Land                              $    417,822   $          0         -
Buildings and improvements          11,649,849              0   15 to 40 years
Other                                  158,053              0    5 to 10 years
                                  ------------   ------------
                                    12,225,724              0
Less:  Accumulated depreciation     (7,320,799)             0
                                  ------------   ------------

                                  $  4,904,925   $          0
                                  ============   ============


Impairment of Fixed Assets
--------------------------

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
During the year ended March 31, 2003, in accordance with SFAS No. 144, the management of Gentle Pines deemed buildings to be impaired and were written down to their fair value. Fair value, which was determined by reference to the debt level that Gentle Pines can carry given that no debt relief has been arranged and that a lower rent level is expected, was less than the carrying value by approximately $1,600,888. This impairment loss has been charged to operations for the year ended March 31, 2004. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation were reduced by $3,950,981 and $2,350,093, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
During the year ended March 31, 2003, in accordance with SFAS No. 144, Brandywine deemed buildings to be impaired and wrote them down to their fair value. Fair value, which was determined by reference to the debt level that Brandywine can carry given that no debt relief is available from either the Jacksonville Housing Authority or the United States Department of Housing and Urban Development and that a lower rent level is expected, exceeded the net carrying value by $552,992. This impairment loss was charged to operations for the year ended March 31, 2004. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation were reduced by $1,603,338 and $1,050,346, respectively.

Lancashire Towers Associates Limited Partnership ("Lancashire")
---------------------------------------------------------------
On December 29, 2004, the Partnership entered into an agreement for the sale of its limited partnership interest in Lancashire to an affiliate of the Local General Partner for a purchase price of $800,000. At this time, in accordance with SFAS No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). Subsequently, on May 2, 2005, Lancashire was sold.


NOTE 5 - Cash Held in Escrow

The components of cash held in escrow from operations are as follows:

                                                              March 31,
                                                     ---------------------------
                                                         2005            2004
                                                     -----------     -----------
Purchase price payments*                             $   130,081     $   159,597
Real estate taxes, insurance and other                 5,355,973       5,511,779
Reserve for replacements                               5,400,499       6,326,495
Tenants' security deposits                             1,338,817       1,260,389
                                                     -----------     -----------

                                                     $12,225,370     $13,258,260
                                                     ===========     ===========


                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



The discontinued assets cash held in escrow consists of the following:

                                                               March 31,
                                                      --------------------------
                                                         2005            2004
                                                      ----------      ----------
Real estate taxes, insurance, and other               $  276,558      $        0
Reserve for replacements                                 777,133               0
Tenants security deposits                                127,035               0
                                                      ----------      ----------

                                                      $1,180,726      $        0
                                                      ==========      ==========


*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

                                               March 31,
                                      --------------------------
                                          2005           2004          Period
                                      -----------    -----------    ------------
Financing expenses                    $ 4,769,175    $ 4,843,204          *
Less:  Accumulated amortization        (2,240,511)    (2,172,729)
                                      -----------    -----------

                                      $ 2,528,664    $ 2,670,475
                                      ===========    ===========


* Over the life of the related mortgages.

Amortization of deferred costs for the years ended March 31, 2005, 2004 and 2003 amounted to $171,411, $158,844 and $579,945, respectively. During the years ended March 31, 2004 and 2003, there was a decrease in accumulated amortization due to the write-off of fully amortized costs in the amount of $103,629 and $69,121, respectively. Of these decreases, $64,414 and $0, respectively, were related to the discontinued assets.

There were no deferred costs relating to discontinued assets as of March 31, 2005 and 2004.


NOTE 7 - Mortgage Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $909,000, including principal and interest at rates varying from 0% to 11.5% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of certain Subsidiary Partnership's rent and leases.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



Annual principal payment requirements as of March 31, 2005 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                       Amount
------------------                    ------------
2005                                  $ 12,083,526
2006                                     6,900,980
2007                                     3,827,021
2008                                     4,244,745
2009                                     5,000,610
2010                                   127,887,486
                                      ------------

Thereafter                            $159,944,368
                                      ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $98,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

L.I.H Chestnut Associates, L.P. ("Chestnut")
--------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2004 and 2003, Chestnut was in violation of such covenants. As of June 24, 2005, Pennsylvania Housing Finance Agency ("PHFA") has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined, occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property. Accordingly, the entire balance of the mortgage note has been classified as a current liability as of December 31, 2004.

Accrued interest payable at March 31, 2005 and 2004 was approximately $17,012,000 and $15,896,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Annual principal payment requirements as of March 31, 2005 for each of the next five fiscal years and thereafter for the discontinuing liabilities are as follows:

Fiscal Year Ending                       Amount
------------------                    ------------
2005                                  $    192,640
2006                                       210,212
2007                                       227,327
2008                                       244,668
2009                                       263,356
Thereafter                               5,779,145
                                      ------------

                                      $  6,917,348
                                      ============

Accrued interest payable for the discontinued liabilities at March 31, 2005 and 2004 was $0 for both years. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


NOTE 8 - Related Party Transactions

As of March 31, 2005, Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% (see Note 12a with respect to River Place) interest as a special limited partner in 55 and one of the Local Partnerships, respectively.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2005, 2004 and 2003 are as follows:

A)  Guarantees

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 were effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2005, the Partnership has not issued or modified any existing guarantees and has determined that the adoption of the accounting recognition provision of FASB Interpretation No. 45 would not have an impact on the Partnership's future financial position or results of operations.

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

B)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2005, 2004 and 2003 were as follows:

                                                              Years Ended March 31,
                                                      ------------------------------------
                                                         2005         2004*        2003*
                                                      ----------   ----------   ----------
Partnership management fees (i)                       $1,235,500   $1,345,196   $1,429,500
Expense reimbursement (ii)                               327,712      290,714      272,714
Local administrative fee (iv)                             85,500       88,721       87,704
                                                      ----------   ----------   ----------

Total general and administrative - General Partners    1,648,712    1,724,631    1,789,918
                                                      ----------   ----------   ----------

Property management fees incurred to affiliates of
  the Local General Partners (iii)                     1,523,763    1,496,968    1,423,183
                                                      ----------   ----------   ----------

Total general and administrative - related parties    $3,172,475   $3,221,599   $3,213,101
                                                      ==========   ==========   ==========

* Reclassified for comparative purposes.


Related Party Fees - discontinued operations

                                                          Years Ended March 31,
                                                     ------------------------------
                                                       2005       2004       2003
                                                     --------   --------   --------
Local administrative fee (iv)                        $ 12,500   $ 61,898   $111,296
                                                     --------   --------   --------

Total general and administrative-General Partners      12,500     61,898    111,296
                                                     --------   --------   --------

Property management fees incurred to affiliates of
 the Local General Partners (iii)                     245,206    308,953    358,738
                                                     --------   --------   --------

Total general and administrative-related
  parties                                            $257,706   $370,851   $470,034
                                                     ========   ========   ========


(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,045,000 and $9,810,000 were accrued and unpaid at March 31, 2005 and 2004. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

(iii) The Subsidiary Partnerships incurred property management fees amounting to $2,333,822, $2,366,865 and $2,362,241 for the years ended March 31, 2005, 2004 and 2003,  respectively.  Of these fees, $1,768,969,  $1,805,921 and $1,781,921, respectively, was incurred by affiliates of the Local General Partners, which includes $245,206, $308,953 and $358,738 of fees relating to discontinued operations.

(iv)  Liberty   Associates,   a  special   limited  partner  of  the  Subsidiary
Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Liberty Associates received cash distributions from the Local Partnerships of, approximately, $6,000, $10,000 and $8,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

C)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2005 and 2004 consists of the following:

                                                                      March 31,
                                                            -----------------------------
                                                                2005             2004
                                                            ------------     ------------
Operating deficit advances                                  $  2,133,675     $  2,149,580
Development fees                                                 385,821          385,821
Operating advances                                             5,625,641        5,116,978
Due to contractor                                                 46,289           46,289
General Partner distributions                                          0           14,684
Developer loans and accrued interest (i)                       1,335,500        1,327,019
Land note payable (ii)                                         1,505,106        1,445,106
Management and other operating fees                            1,557,314        1,196,761
                                                            ------------     ------------

                                                            $ 12,589,346     $ 11,682,238
                                                            ============     ============

Due to Local General Partners and affiliates at March 31, 2005 and 2004 included in the discontinued liabilities consists of the following:

                                                                      March 31,
                                                            -----------------------------
                                                                2005             2004
                                                            ------------     ------------
General Partner distributions                               $     20,000     $          0
Management and other operating fee                                 5,700                0
                                                            ------------     ------------

                                                            $     25,700     $          0
                                                            ============     ============


(i) Developer loans consist of the following:

                                                                      March 31,
                                                            ------------------------------
                                                                2005             2004
                                                            ------------     ------------
Jefferson Limited Partnership -
-------------------------------
This loan is unsecured,  bears  interest at an annually
adjusted rate (1.52% at December 31, 2004 and 2.78% at
December 31, 2003) and has no predetermined due date.       $    100,000     $    100,000

This note is unsecured, bears interest at 9.25% per
annum and is due in the event of sale or refinancing of
the property.                                                     75,000           75,000

Accrued interest on developer loans                              174,716          166,235

Citrus Meadows Apartments, Ltd. -
---------------------------------
This loan bears no interest and can only be repaid with
the proceeds from a sale or refinancing.                         985,784          985,784
                                                            ------------     ------------

                                                            $  1,335,500     $  1,327,019
                                                            ============     ============
Interest  expense  incurred on developer  loans  amounted
to $8,458,  $9,718 and $11,918 for the years ended March
31, 2005, 2004 and 2003, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


(ii) Land note payable consists of the following:

                                                                      March 31,
                                                            ------------------------------
                                                                2005             2004
                                                            ------------     ------------
Citrus Meadows Apartments, Ltd. -
----------------------------------
The land for this  Subsidiary  Partnership  was purchased
from the Local General Partner  for a  $600,000  note
which accrues  interest  at 10% per  annum.  The principal
balance,  together with the accrued interest, is payable
upon the sale of the property or in August 2037,
whichever event occurs first.                               $  1,505,106     $  1,445,106
                                                            ============     ============

Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2005, 2004 and 2003.

The Partnership had negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships had agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.

Amounts funded under the Operating Deficit Guaranty Agreements were treated as non-interest bearing loans, which will be paid only out of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2005, there was approximately $2,134,000 advanced under the Operating Deficit Guaranty Agreements. Any amounts funded under such agreements would be reflected under "Due to local general partner and affiliates" on our financial statements. As of March 31, 2005, all Operating Deficit Guaranty Agreements have expired.


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated Subsidiaries follows:

                                                                  Years Ended December 31,
                                                       ---------------------------------------------
                                                           2004            2003             2002
                                                       ------------    -------------    ------------
Financial statement net loss

                                                       $(12,864,771)   $     (22,972)   $(17,543,741)
Difference resulting from parent company having a
different fiscal year for income tax and financial
reporting purposes                                           44,931          (95,895)         42,234

Difference between depreciation and amortization
expense recorded for financial statement and income
tax reporting purposes                                   (1,611,877)      (1,978,505)     (2,195,237)

Difference between gain on sale of properties
recorded for financial statement and income tax
reporting purposes                                          107,656       (6,013,468)              0

Loss on impairment recorded for financial statement
not deducted for tax purposes                             1,700,000                0       2,153,880

Tax-exempt interest income                                   (4,236)          (1,265)              0

Other                                                       506,533          757,779       1,379,578
                                                       ------------    -------------    ------------

Taxable net loss as shown on the Partnership's income tax

return                                                 $(12,121,764)   $  (7,354,326)   $(16,163,286)
                                                       ============    =============    ============


NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 31, 2005, the Partnership has sold its limited partnership interest in five Local Partnerships and the property and the related assets and liabilities of one Local Partnership. In addition, on December 29, 2004, the Partnership entered into an agreement to sell its limited partnership interest in another Local Partnership. There may be no assurance as to when the Partnership will dispose

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 29, 2004, the Partnership entered into an agreement for the sale of its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") to an affiliate of the Local General Partner (as defined herein) for a purchase price of $800,000. During the year ended March 31, 2005, in accordance with SFAS No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development (HUD). Subsequently, on May 2, 2005, Lancashire was sold.

On October 7, 2004, the Partnership's limited partnership interest in Ashby Apartments, Ltd. ("Ashby") was sold to the Local General Partner for approximately $50,000, resulting in a capital contribution from the Local General Partner of approximately $18,000. The sale resulted in the liquidation of Ashby.

On October 7, 2004, the Partnership's limited partnership interest in Meredith Apartments ("Meredith") was sold to the Local General Partner for approximately $50,000, resulting in a capital distribution to the Local General Partner of approximately $151,000. The sale resulted in the liquidation of Meredith.

On October 7, 2004, the Partnership's limited partnership interest in Ritz Apartments LTD. ("Ritz") was sold to the Local General Partner for approximately $50,000, resulting in a capital distribution to the Local General Partner of approximately $34,000. The sale resulted in the liquidation of Ritz.

On July 15, 2004, the Partnership's limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") was sold to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000.

On June 26, 2003, the property and the related assets and liabilities of Jefferson Place L.P. ("Jefferson Place") were sold to an unaffiliated third party for $13,650,000, resulting in a gain of approximately $13,943,000.


NOTE 11 - Forgiveness of Debt

On March 29, 2001, Lancashire executed a note purchase agreement with the note holder whereby all liabilities and obligations of Lancashire to such note holder were settled. The loan was paid off from the amount of allowable surplus cash distributable to the partners in 2001 and, therefore, no permission from HUD was necessary to consummate this transaction. The resultant forgiveness of debt of $2,156,560 has been recorded as an extraordinary item in the financial statements during the year ended March 31, 2002.


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $54,153,086, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2005. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. These items raise substantial doubt about River Place's ability to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2005 and 2004. The net loss after minority interest for River Place amounted to approximately $3,526,000, $3,249,000 and $3,127,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
The financial statements of Brandywine have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Brandywine as a going concern. Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's HAP Contract expires in 2005 and there can be no assurance that it will be renewed. Brandywine's management has determined that the Property is not eligible for financial relief from the United States Department of Housing and Urban Development, since the Property

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


would require relief of debt in excess of the parameters allowed. Brandywine's management continues to seek a buyer for the Property. In view of these matters, there is substantial doubt as to the Partnership's ability to continue as a going concern. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2005 and 2004. The net loss after minority interest for Brandywine amounted to approximately $94,000, $101,000 and $665,000 (which includes a $553,000 loss on impairment of fixed assets) for the years ended March 31, 2005, 2004 and 2003, respectively.

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Gentle Pines as a going concern. Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. The apartment units are no longer supported by project-based housing subsidies. The Partnership has made no payments on its mortgage since May 2004. As a result of this default, the mortgagee (HUD), as remedies, may call the loan, take possession of the Project's assets or foreclose on the Project's real estate. Accordingly, the entire balance of the mortgage loan has been classified as a current liability as of December 31, 2004. Management believes that HUD will sell, or attempt to sell, the mortgage note. In view of these matters, there is substantial doubt as to Gentle Pines' ability to continue as a going concern. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2005 and 2004. The net loss after minority interest for Gentle Pines amounted to approximately $437,000, $100,000 and $1,887,000 (which includes a $1,601,000 loss on impairment of fixed assets) for the years ended March 31, 2005, 2004 and 2003, respectively. Subsequently, on May 6, 2005, Gentle Pines transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.

Affordable Flatbush Associates ("Affordable Flatbush")
------------------------------------------------------
The financial statements of Affordable Flatbush have been prepared assuming that it will continue as a going concern. Affordable Flatbush has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Partnership's investment in Affordable Flatbush was written down to zero by prior years' losses and the minority interest was approximately $14,000 and $10,000 at March 31, 2005 and 2004, respectively. The net loss after minority interest for Affordable Flatbush amounted to approximately $34,000, $86,000 and $61,000 for the years ended March 31, 2005, 2004, and 2003, respectively.


Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $776,599 during the current period and has incurred a Partner's deficit of $7,507,024 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With record low interest rates, more people are purchasing housing instead of renting. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2005 and 2004. The net loss after minority interest amounted to approximately $777,000, $568,000 and $912,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2004 and 2003, Jefferson's current liabilities exceeded its current assets by approximately $130,000 and $97,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $72,891 and $115,711 of current liabilities at December 31, 2004 and 2003, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2004. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at each date. The net loss after minority interest for Jefferson amounted to approximately $151,000, $217,000 and $150,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The limited partners have made assertions that they will continue to fund cash flow shortfalls as they have in the past. The Partnership's investment in Manhattan A was approximately $755,000 at March 31, 2005 and the minority interest for Manhattan A was $0 at both March 31, 2005 and 2004. The net loss after minority interest for Manhattan A amounted to approximately $113,000, $25,000 and $55,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

Site H Development Co. ("Site H")
---------------------------------

The Partnership has not been provided with the Site H audited financial statements for fiscal years 2005, 2004 and 2003, and as such has used estimates in its Consolidated Financial Statements for three years.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Leases
------

Three of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 28 to 99 years. The leases on these Properties are noncancelable. At December 31, 2004 those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating $68,084 for each of the next five years, and $2,511,276 total thereafter.

One Local Partnership has entered into an agreement (Master Lease) that expires in 2012, wherein the Local Partnership is guaranteed annual rental revenue. The following is a schedule by year of future minimum rentals to be received under the Master Lease as of December 31, 2004:

Year Ended December 31,
------------------------
2005                                         $    146,139
2006                                              152,133
2007                                              158,370
2008                                              164,863
2009                                              171,458
2010 and thereafter                               364,910
                                             ------------

                                             $  1,157,873
                                             ============

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2005, uninsured cash and cash equivalents approximated $2,291,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

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

During the tax years 2004, 2003 and 2002, the Partnership generated Housing Tax Credits of approximately $69,000, $69,000 and $1,274,000, respectively.

f)  Other

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

River Place
-----------
In order to enhance the marketability of the Variable Rate Limited Obligation Multifamily Housing Revenue Refunding Bonds (the "2000 Bonds"), GRS entered into an agreement with a bank whereby the bank issued a direct-pay letter of credit on the account of River Place in favor of the Authority in the initial stated amount equal to the initial aggregate principal amount of bonds plus 49 days of interest on such amount totaling approximately $24,382,857 and $25,622,663 as of December 31, 2004 and 2003, respectively. The letter of credit, which was due to expire May 1, 2003, was extended. The extended letter of credit expires on the earlier of: (i) May 16, 2007, unless extended; (ii) 10 days subsequent to receipt of Default; (iii) date which the 2000 Bonds are fully repaid; or (iv) date which the 2000 Bonds become supported by a Substitute Credit Facility.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 13 - Discontinued Operations

The following table summarizes the financial position and results of operations of the Local Partnerships that are classified as discontinued operations. As of March 31, 2005, Ashby, Benjamin's Corner, Lancashire, Meredith, Michigan Rural and Ritz were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets:

                                                     March 31,        March 31,
                                                       2005             2004
                                                    -----------      -----------
Assets
  Property and equipment - less
    accumulated depreciation of
    $7,320,799 and $0, respectively                 $ 4,904,925      $         0
  Cash and cash equivalents                             640,686                0
  Cash held in escrow                                 1,180,726                0

  Other assets                                          103,861                0
                                                    -----------      -----------
Total assets                                        $ 6,830,198      $         0
                                                    ===========      ===========

Liabilities
  Mortgage notes payable                            $ 6,917,348      $         0
  Accounts payable and other liabilities                285,741                0
  Due to local general partners and
    affiliates                                           25,700                0
  Due to general partners and affiliates                  2,500                0
  Minority interest                                    (753,139)               0
                                                    -----------      -----------
Total liabilities                                   $ 6,478,150      $         0
                                                    ===========      ===========

For the year ended March 31, 2005, Ashby, Benjamin's Corner, Lancashire, Meredith, Michigan Rural and Ritz were classified as discontinued operations on the Consolidated Financial Statements. For the years ended March 31, 2004 and 2003, Ashby, Benjamin's Corner, Jefferson Place, Lancashire, Meredith, Michigan Rural and Ritz were classified as discontinued operations on the Consolidated Statements of Operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Consolidated Statements of Discontinued Operations:

                                                                           Years Ended March 31,
                                                              -----------------------------------------------
                                                                  2005             2004              2003
                                                              ------------      ------------     ------------
 Revenues

 Rental income                                                $  3,139,484     $   4,289,373     $  5,152,617
 Other                                                             431,231           228,135          376,983
 Gain on sale of properties                                      2,124,097        13,942,678                0
                                                              ------------      ------------     ------------
 Total revenue                                                   5,694,812        18,460,186        5,529,600
                                                              ------------      ------------     ------------

 Expenses

 General and administrative                                        417,072           674,310          879,742
 General and administrative-related parties (Note 8)               257,706           370,851          470,034
 Repairs and maintenance                                           401,161           612,903          566,633
 Operating                                                         699,030           829,937          871,604
 Taxes                                                             325,181           428,872          456,884
 Insurance                                                         112,540           159,304          151,816
 Interest                                                          276,540         1,041,275        1,583,616
 Depreciation and amortization                                     648,700         1,048,803        1,517,939
 Loss on impairment of fixed assets                              1,700,000                 0                0
                                                              ------------      ------------     ------------

 Total expenses                                                  4,837,930         5,166,255        6,498,268
                                                              ------------      ------------     ------------

 Income (loss) before minority interest                            856,882        13,293,931         (968,668)
 Minority interest in loss of subsidiaries from
   discontinued operations                                          45,719            (6,641)             401
                                                              ------------      ------------     ------------
 Total income (loss) from discontinued operations
   (including gain on sale of properties)                     $    902,601     $  13,287,290     $   (968,267)
                                                              ============      ============     ============

 Income (loss) - limited partners from discontinued
   operations (including gain on sale of properties)          $    893,575     $  13,154,417     $   (958,584)
                                                              ============      ============     ============

 Number of BACs outstanding                                      139,101.5         139,101.5        139,101.5
                                                              ============      ============     ============

 Income (loss) discontinued operations (including gain on
   sale of properties) per BAC                                $       6.42     $       94.57     $      (6.89)
                                                              ============      ============     ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 14 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                       Quarter Ended
                                                ------------------------------------------------------------
                                                  June 30,      September 30,   December 31,     March 31,
                                                    2004            2004            2004            2005
                                                ------------    ------------    ------------    ------------
Revenues                                        $  7,703,577    $  7,741,565    $  7,768,205    $  8,043,482
Operating expenses                               (10,908,362)    (11,332,950)    (11,244,042)    (11,827,523)
                                                ------------    ------------    ------------    ------------

Loss from operations before minority
  interest                                        (3,204,785)     (3,591,385)     (3,475,837)     (3,784,041)

Minority interest in loss of subsidiary
  partnerships from operations                        61,880          77,904          66,507          82,385

(Loss) income from discontinued operations
  (including gain (loss) of
  properties and minority interest)                  (12,601)        224,101       2,284,230      (1,593,129)
                                                ------------    ------------    ------------    ------------


Net loss                                        $ (3,155,506)   $ (3,289,380)   $ (1,125,100)   $ (5,294,785)
                                                ============    ============    ============    ============


Net loss limited partnership                    $ (3,123,951)   $ (3,256,486)   $ (1,113,849)   $ (3,565,445)
                                                ============    ============    ============    ============

Net loss per BAC from operations                $     (22.37)   $     (25.00)   $     (24.26)   $     (26.35)

Net (loss) income per BAC from
  discontinued operations                              (0.09)           1.59           16.26          (11.34)
                                                ------------    ------------    ------------    ------------

Net loss per BAC                                $     (22.46)   $     (23.41)   $      (8.00)   $     (37.69)
                                                ============    ============    ============    ============

                                                                       Quarter Ended
                                                ------------------------------------------------------------
                                                  June 30,      September 30,   December 31,     March 31,
                                                    2003*           2003*           2003*           2004*
                                                ------------    ------------    ------------    ------------

Revenues                                        $  7,848,980    $  7,730,723    $  7,984,852    $  7,580,515
Operating expenses                               (11,204,983)    (11,562,775)    (11,032,213)    (10,934,966)
                                                ------------    ------------    ------------    ------------

Loss from operations before minority
  interest                                        (3,356,003)     (3,832,052)     (3,047,361)     (3,354,451)

Minority interest in loss of subsidiary
  partnerships from operations                        65,892          63,806          48,376         101,531

(Loss) income from discontinued 3,624,652
  operations (including gain (loss)of
  properties and minority interest)                 (206,373)     13,624,652          42,404        (173,393)
                                                ------------    ------------    ------------    ------------

Net (loss) income                               $ (3,496,484)   $  9,856,406    $ (2,956,580)   $ (3,426,314)
                                                ============    ============    ============    ============

Net (loss) income - limited partnership         $ (3,461,519)   $  9,757,842    $ (2,927,014)   $ (3,392,051)
                                                ============    ============    ============    ============

Net loss per BAC from operations                $     (23.42)   $     (26.82)   $     (21.34)   $     (23.15)

Net (loss) income per BAC from
  discontinued operations                              (1.47)          96.97            0.30           (1.23)
                                                ------------    ------------    ------------    ------------

Net (loss) income per BAC                       $     (24.89)   $      70.15    $     (21.04)   $     (24.38)
                                                ============    ============    ============    ============

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 15 - Subsequent Events

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") to an affiliate of the Local General Partner for $100,000. The unaffiliated party has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the sale will actually occur.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer will result in a gain of approximately $3,445,000 which will be recognized on the Partnership's Form 10-Q dated June 30, 2005.

On May 2, 2005, HUD approved the sale of Lancashire as stated in Note 10 and the Partnership received the $800,000 previously held in escrow. The sale will result in a loss of approximately $168,000 which will be recognized on the Partnership's Form 10-Q dated June 30, 2005.

On April 29, 2005, the property and the related assets and liabilities of Brandywine Court Associates, L.P. ("Brandywine") were sold to an unaffiliated third party for approximately $1,380,000. The sale will result in a gain of approximately $1,369,000 which will be recognized on the Partnership's Form 10-Q dated June 30, 2005.

On April 22, 2005, the Partnership sold 10% of its limited partnership interest in Stop 22 Limited Partnership ("Stop 22") to the Local General Partner for $200,000. The Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. There is no guarantee that the sale will occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

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

Related Credit Properties III, L.P.
-----------------------------------

Name                            Position
----                            --------
Alan P. Hirmes                  Director, President and Chief Executive Officer

Stuart J. Boesky                Senior Vice President

Marc D. Schnitzer               Vice President

Denise L. Kiley                 Vice President (a)

Glenn F. Hopps                  Treasurer and Assistant Vice President

Teresa Wicelinski               Secretary

(a) On February 25, 2005, Ms. Kiley announced her retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Upon her retirement, she will also resign from her position as Vice President of the General Partner.

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 44, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 39, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP III Inc.
-------------------

Name                             Position
----                             --------
Alan P. Hirmes                   Director, President and Chief Executive Officer

Stuart J. Boesky                 Executive Vice President

Marc D. Schnitzer                Vice President

Denise L. Kiley                  Vice President (a)

Glenn F. Hopps                   Treasurer

Teresa Wicelinski                Secretary

Biographical   information  with  respect  to  Messrs.  Hirmes,  Boesky,  Hopps,
Schnitzer, Ms. Kiley and Ms. Wicelinski is set forth above.

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                       Name and Address of         Amount and Nature of              Percentage
Title of Class         Beneficial Ownership        Beneficial Ownership                of Class
--------------         --------------------        --------------------            ---------------
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

As of March 31, 2005, Liberty Associates holds a 1% and .998% (see Item 7 with respect to River Place) limited partnership interest in 55 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of June 2, 2005, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                        Amount and Nature of
Name of Beneficial Owner (1)            Beneficial Ownership           Percent of Class
------------------------                --------------------           ----------------
Lehigh Tax Credit Partners, Inc.        13,127.66 (2) (3)                   9.4%

J. Michael Fried                        13,127.66 (2) (3) (4)               9.4%

Alan P. Hirmes                          13,127.66 (2) (3) (4)               9.4%

Stuart J. Boesky                        13,127.66 (2) (3) (4)               9.4%

Mark D. Schnitzer                       -                                     -

Denise L. Kiley (a)                     -                                     -

Glenn F. Hopps                          -                                     -

Teresa Wicelinski                       -                                     -

All directors and executive officers    13,127.66 (2) (3) (4)               9.4%
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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 2, 2005, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except for J. Michael Fried, who owns only an economic interest.

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $57,200 for both the years ended March 31, 2005 and 2004.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were approximately $12,000 and $11,500, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.  Financial Statements
        --------------------

        Report of Independent Registered Public Accounting Firm            17

        Consolidated Balance Sheets at March 31, 2005 and 2004            142

        Consolidated Statements of Operations for the Years
          Ended March 31, 2005, 2004 and 2003                             143

        Consolidated Statements of Changes in Partners' Deficit
          for the Years Ended March 31, 2005, 2004 and 2003               144

        Consolidated Statements of Cash Flows for the Years
          Ended March 31, 2005, 2004 and 2003                             145

        Notes to Consolidated Financial Statements                        146

(a) 2.  Financial Statement Schedules
        -----------------------------

        Report of Independent Registered Public Accounting Firm           173

        Schedule I - Condensed Financial Information of Registrant        174

        Schedule III - Real Estate and Accumulated Depreciation           177

        All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a)3.   Exhibits
        --------
(3A)    Form of Amended and Restated Agreement of Limited
          Partnership of Liberty Tax Credit Plus III L.P.
          (attached  to Prospectus as Exhibit A)**

(3B)    Certificate of Limited Partnership of Liberty Tax Credit
          Plus III L.P., together with amendments filed on November 17, 1988**

(4)     Form of Subscription Agreement (attached to Prospectus as
          Exhibit B)

(10A)   Escrow Agreement between Registrant and Bankers Trust
          Company**

(10B)   Forms of Purchase Agreements for purchase of Local
          Partnership Interests**

(21)    Subsidiaries of the Registrant                                    168

(31.1)  Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a)         171

(32.1)  Certification  Pursuant to Rule  13a-14(b) or rule 15d-14(b)
          and Section 1350 of Title 18 of the United States Code
          (18 U.S.C. 1350)                                                172

        ** Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax Credit
            Plus III L.P.'s Registration Statement on Form S-11
            (Registration No. 33-25732)

                                                                  Jurisdiction
                                                                 of Organization
                                                                 ---------------
          Subsidiaries of the Registrant (Exhibit 21)
          ------------------------------

          C.V. Bronx Associates, L.P.                                      NY
          Michigan Rural Housing Limited Partnership                       MI
          Jefferson Limited Partnership                                    LA
          Inter-Tribal Indian Village Housing Development
            Associates, L.P.                                               RI
          RBM Associates                                                   PA
          Glenbrook Associates                                             PA
          Affordable Flatbush Associates                                   NY
          Barclay Village II, LTD.                                         PA
          1850 Second Avenue Associates, L.P.                              NY
          R.P.P. Limited Dividend Housing                                  MI
          Williamsburg Residential II, L.P.                                KS
          West 104th Street Associates L.P.                                NY
          South Toledo Associates, LTD.                                    OH
          Dunlap School Venture                                            PA
          Philipsburg Elderly Housing Associates                           PA
          Franklin Elderly Housing Associates                              PA
          Wade D. Mertz Elderly Housing Associates                         PA
          Lancashire Towers Associates Limited Partnership                 OH
          Brewery Renaissance Associates                                   NY
          Brandywine Court Associates, L.P.                                FL
          Art Apartments Associates                                        PA
          The Village at Carriage Hills, LTD.                              TN
          Mountainview Apartments, LTD.                                    TN
          The Park Village, Limited                                        MS
          River Oaks Apartments, LTD.                                      AL
          Forrest Ridge Apartments, LTD.                                   AR
          The Hearthside Limited Dividend Housing Association
            Limited Partnership                                            MI
          Redemptorist Limited Partnership                                 LA
          Manhattan A Associates                                           NY
          Broadhurst Willows, L.P.                                         NY
          Weidler Associates Limited Partnership                           OR
          Gentle Pines-West Columbia Associates, L.P.                      SC
          Lake Forest Estates II, LTD.                                     AL
          Las Camelias Limited Partnership                                 PR
          Broadway Townhouses L.P.                                         NJ
          Puerto Rico Historic Zone Limited Dividend Partnership           PR
          Citrus Meadows Apartments, LTD.                                  FL
          Sartain School Venture                                           PA
          Driftwood Terrace Associates, LTD.                               FL
          Holly Hill, LTD.                                                 TN
          Mayfair Apartments LTD.                                          TN
          Foxcroft Apartments LTD.                                         AL
          Canterbury Apartments, LTD.                                      MS
          Cutler Canal III Associates, LTD.                                FL
          Callaway Village, LTD.                                           TN
          Commerce Square Apartments Associates L.P.                       DE
          West 132nd Development Partnership                               NY
          Site H Development Co.                                           NY
          L.I.H. Chestnut Associates, L.P.                                 PA
          Diamond Phase II Venture                                         PA
          Bookbindery Associates                                           PA
          The Hamlet, LTD.                                                 FL
          Stop 22 Limited Partnership                                      PR
          Knob Hill Apartments, LTD.                                       TN
          Conifer James Street Associates                                  NY
          Longfellow Heights Apartments, L.P.                              MO

(d)       Not applicable

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                        By: RELATED CREDIT PROPERTIES III L.P.,
                            a General Partner


                            By: Related Credit Properties III Inc.,
                                its general partner


Date: June 28, 2005
                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Director, President, Chief Executive Officer
                                    and Chief Financial Officer


                        By: LIBERTY GP III INC.,
                            a General Partner


Date: June 28, 2005
                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Director, President, Chief Executive Officer
                                and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                                Title                                      Date
------------------   -----------------------------------------------------------    --------------


                     Director, President and Chief Executive Officer and Chief
                     Financial Officer of Related Credit Properties III Inc.,
/s/ Alan P. Hirmes   (a general partner of Related Credit Properties III L.P.)
------------------   (a General Partner of Registrant)) and Liberty GP III, Inc.     June 28, 2005
Alan P. Hirmes       (aGeneral Partner of Registrant)                                -------------




                     Treasurer (principal accounting officer) of Related Credit
/s/ Glenn F. Hopps   Properties III Inc., (a general partner of Related Credit
------------------   Properties III L.P.) (a General Partner of Registrant)) and     June 28, 2005
Glenn F. Hopps       Liberty GP III, Inc. (a General Partner of Registrant)          -------------

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit
Properties III L.P. and of Liberty GP III Inc, each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date:  June 28, 2005
                -------------
                                               By:  /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-K for the year ended March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 15 on page 17, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and Schedule III at March 31, 2005. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $4,833,531 (Fiscal 2004), $4,016,930 (Fiscal 2003) and $6,590,417 (Fiscal 2002), and their assets aggregated $18,259,224 and $19,370,800 at March 31, 2005 and 2004, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2005

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                            March 31,
                                                                 -------------------------------
                                                                     2005               2004
                                                                 ------------       ------------
Cash and cash equivalents                                        $    353,403       $    429,291
Cash held in escrow                                                   130,081            159,597
Investment and advances in subsidiary partnerships                 17,057,554         20,867,156
Other assets                                                          245,465            245,465
                                                                 ------------       ------------
Total assets                                                     $ 17,786,503       $ 21,701,509
                                                                 ============       ============


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                            $ 12,501,181       $ 11,464,620
Other liabilities                                                      54,896             63,502
                                                                 ------------       ------------
Total liabilities                                                  12,556,077         11,528,122

Partners' equity                                                    5,230,426         10,173,387
                                                                 ------------       ------------
Total liabilities and partners' equity                           $ 17,786,503       $ 21,701,509
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 Years Ended March 31,
                                                       -----------------------------------------
                                                           2005           2004           2003
                                                       -----------    -----------    -----------
Revenues

Other income                                           $     5,382    $     2,199    $     1,000
                                                       -----------    -----------    -----------

Expenses

General and administrative                                 190,898        367,141        206,143
General and administrative-related parties               1,563,212      1,635,910      1,740,087
                                                       -----------    -----------    -----------

Total expenses                                           1,754,110      2,003,051      1,946,230
                                                       -----------    -----------    -----------

Loss from operations                                    (1,748,728)    (2,000,852)    (1,945,230)

Distribution income of subsidiary partnerships
   in excess of investments                                 76,021         28,305         22,853

Gain on sale of investment in subsidiary partnership     2,124,097              0              0

Equity in loss of subsidiary partnerships*              (5,394,351)    (2,831,376)    (4,752,705)
                                                       -----------    -----------    -----------

Net loss                                               $(4,942,961)   $(4,803,923)   $(6,675,082)
                                                       ===========    ===========    ===========

*   Includes  suspended  prior year losses in excess of investment in accordance
    with  the  equity   method  of   accounting   amounting   to   $(2,214,646),
    $(13,138,050) and $0, for 2005, 2004, and 2003, respectively.

s
                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Years Ended March 31,
                                                                  -----------------------------------------
                                                                     2005           2004            2003
                                                                  -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                          $(4,942,961)   $(4,803,923)   $(6,675,082)
                                                                  -----------    -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment in subsidiary partnership               (2,124,097)             0              0
Distribution income from subsidiary partnerships
  in excess of investments                                            (76,021)       (28,305)       (22,853)
(Increase) decrease in assets:
Other assets                                                          159,410        152,674       (152,673)
Increase (decrease) in liabilities:
Due to general partners and affiliates                              1,036,561      1,603,815      1,828,424
Other liabilities                                                      (8,606)         9,732         47,418
                                                                  -----------    -----------    -----------
Total adjustments                                                  (1,012,753)     1,737,916      1,700,316
                                                                  -----------    -----------    -----------


Net cash used in operating activities                              (5,955,714)    (3,066,007)    (4,974,766)
                                                                  -----------    -----------    -----------


Cash flows from investing activities:

Proceeds  from  sale of investment in subsidiary partnership          690,645              0              0
Equity in loss of subsidiary partnerships                           5,394,351      2,831,376      4,752,705
Distributions from subsidiary partnerships                            399,328        330,098        774,218
Investments and advances in subsidiary partnerships                  (634,014)      (233,885)      (144,870)
Decrease  in cash held in escrow- purchase price payments              29,516         82,332              0
                                                                  -----------    -----------    -----------


Net cash provided by investing activities                           5,879,826      3,009,921      5,382,053
                                                                  -----------    -----------    -----------


Net (decrease) increase in cash and cash equivalents                  (75,888)       (56,086)       407,287

Cash and cash equivalents, beginning of year                          429,291        485,377         78,090
                                                                  -----------    -----------    -----------


Cash and cash equivalents, end of year                            $   353,403    $   429,291    $   485,377
                                                                  ===========    ===========    ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                                              Initial Cost to Partnership
                                                                            ------------------------------
                                                                                                              Cost Capitalized
                                                                                                                Subsequent to
                                                                                             Buildings and       Acquisition
Subsidiary Partnerships' Residential Property             Encumbrances         Land          Improvements       Improvements
-------------------------------------------------------   -------------     ------------     -------------    ----------------
 C.V. Bronx Associates, L.P.
    Bronx, NY                                             $           0     $  1,705,800     $          0     $     4,279,915
 Michigan Rural Housing Limited Partnership
    Michigan (f)                                              4,535,363          141,930        4,013,207           2,261,446
 Jefferson Limited Partnership
    Schreveport, LA                                           1,366,802           65,000        3,289,429              48,125
 Inter-Tribal Indian Village Housing Development
    Associates, L.P.
    Providence, RI                                            1,647,787           36,643        3,290,524             262,873
 RBM Associates
    Philadelphia, PA                                            975,000                0        1,590,733              78,286
 Glenbrook Associates
    Atglen, PA                                                1,622,165          137,000        2,833,081             133,767
 Affordable Flatbush Associates
    Brooklyn, NY                                              1,284,473                0        2,551,365             286,637
 Barclay Village II, LTD.
    Chambersburg, PA                                          2,199,965          204,825        3,249,918             715,567
 1850 Second Avenue Associates, L.P.
    New York, NY                                                      0          920,472        6,262,968               1,165
 R.P.P. Limited Dividend Housing
    Detroit, MI                                              23,895,000                0       29,051,380         (10,416,463)
 Williamsburg Residential II, L.P.
    Witchita, KS                                              1,432,427          358,305        2,713,872          (1,211,361)
 West 104th Street Associates, L.P.
    New York, NY                                                      0                0                0           3,212,573
 Meredith Apartments, LTD.
    Salt Lake City, UT (e) (f)                                        0           40,000        1,500,117          (1,540,117)
 Ritz Apartments, LTD.
    Salt Lake City, UT (e) (f)                                        0           59,760          592,704            (652,464)
 Ashby Apartments, LTD.
    Salt Lake City, UT (e) (f)                                        0           50,850          549,611            (600,461)
 South Toledo Associates, LTD.
    Toledo, OH                                                  866,904           47,571        1,411,386              54,391
 Dunlap School Venture
    Philadelphia, PA                                          2,432,460            5,352        4,522,721             168,953
 Philipsburg Elderly Housing Associates
    Philipsburg, PA                                           2,560,769           45,000        4,092,500             583,689
 Franklin Elderly Housing Associates
    Franklin, PA                                              1,857,370          165,000        2,594,447             322,933
 Wade D. Mertz Elderly Housing Associates
    Sharpsville, PA                                           2,811,828           65,000        4,234,049             914,968
 Lancashire Towers Associates L.P.
    Cleveland, OH (f)                                         2,381,985          265,000        6,871,575          (1,327,434)
 Northwood Associates Limited Partnership
    Toledo, OH (c)                                                    0          200,000        4,065,856          (4,265,856)
 Brewery Renaissance Associates
    Middletown, NY                                            3,375,000           77,220          102,780           6,409,969
 Brandywine Court Associates, L.P.
    Jacksonville, FL                                          1,362,938           78,000        1,960,262          (1,443,846)
 Art Apartments Associates
    Philadelphia, PA                                          1,030,577           13,695        2,713,615             110,247


                                                          Gross Amount at which Carried at Close of Period
                                                          ------------------------------------------------


                                                                          Buildings and                           Accumulated
Subsidiary Partnerships' Residential Property                 Land         Improvements         Total             Depreciation
-------------------------------------------------------   ------------    --------------   ----------------      --------------
 C.V. Bronx Associates, L.P.
    Bronx, NY                                              $ 1,439,504    $   4,546,211    $   5,985,715         $    2,300,807
 Michigan Rural Housing Limited Partnership
    Michigan (f)                                               148,716        6,267,867        6,416,583              3,408,214
 Jefferson Limited Partnership
    Schreveport, LA                                             71,786        3,330,768        3,402,554              1,715,733
 Inter-Tribal Indian Village Housing Development
    Associates, L.P.
    Providence, RI                                              43,429        3,546,611        3,590,040              1,870,171
 RBM Associates
    Philadelphia, PA                                             6,786        1,662,233        1,669,019                596,039
 Glenbrook Associates
    Atglen, PA                                                 143,786        2,960,062        3,103,848              1,580,696
 Affordable Flatbush Associates
    Brooklyn, NY                                                 6,787        2,831,215        2,838,002              1,582,911
 Barclay Village II, LTD.
    Chambersburg, PA                                           211,611        3,958,699        4,170,310              2,286,535
 1850 Second Avenue Associates, L.P.
    New York, NY                                               392,457        6,792,148        7,184,605              3,649,876
 R.P.P. Limited Dividend Housing
    Detroit, MI                                                  6,786       18,628,131       18,634,917              8,906,761
 Williamsburg Residential II, L.P.
    Witchita, KS                                               362,484        1,498,332        1,860,816                768,807
 West 104th Street Associates, L.P.
    New York, NY                                                 6,787        3,205,786        3,212,573              1,470,235
 Meredith Apartments, LTD.
    Salt Lake City, UT (e) (f)                                       0                0                0                      0
 Ritz Apartments, LTD.
    Salt Lake City, UT (e) (f)                                       0                0                0                      0
 Ashby Apartments, LTD.
    Salt Lake City, UT (e) (f)                                       0                0                0                      0
 South Toledo Associates, LTD.
    Toledo, OH                                                  51,677        1,461,671        1,513,348                551,756
 Dunlap School Venture
    Philadelphia, PA                                             9,458        4,687,568        4,697,026              1,723,618
 Philipsburg Elderly Housing Associates
    Philipsburg, PA                                             68,101        4,653,088        4,721,189              2,755,724
 Franklin Elderly Housing Associates
    Franklin, PA                                               169,106        2,913,274        3,082,380              1,833,953
 Wade D. Mertz Elderly Housing Associates
    Sharpsville, PA                                             69,106        5,144,911        5,214,017              3,144,354
 Lancashire Towers Associates L.P.
    Cleveland, OH (f)                                          269,106        5,540,035        5,809,141              3,912,585
 Northwood Associates Limited Partnership
    Toledo, OH (c)                                                   0                0                0                      0
 Brewery Renaissance Associates
    Middletown, NY                                              81,326        6,508,643        6,589,969              3,233,973
 Brandywine Court Associates, L.P.
    Jacksonville, FL                                            82,106          512,310          594,416                 85,289
 Art Apartments Associates
    Philadelphia, PA                                            17,801        2,819,756        2,837,557              1,529,016



                                                                                              Life on which
                                                                                             Depreciation in
                                                            Year of                           Latest Income
                                                          Construction/         Date           Statements is
Subsidiary Partnerships' Residential Property              Renovation         Acquired        Computed (a)(b)
-------------------------------------------------------   -------------     ------------    -----------------
 C.V. Bronx Associates, L.P.
    Bronx, NY                                                 1990             June 1989        15-27.5 years
 Michigan Rural Housing Limited Partnership
    Michigan (f)                                              1989            Sept. 1989           27.5 years
 Jefferson Limited Partnership
    Schreveport, LA                                           1990             Dec. 1989           27.5 years
 Inter-Tribal Indian Village Housing Development
    Associates, L.P.
    Providence, RI                                            1989             Oct. 1989           27.5 years
 RBM Associates
    Philadelphia, PA                                          1989             Dec. 1989             40 years
 Glenbrook Associates
    Atglen, PA                                                1989             Nov. 1989         3-27.5 years
 Affordable Flatbush Associates
    Brooklyn, NY                                              1989             Dec. 1989           27.5 years
 Barclay Village II, LTD.
    Chambersburg, PA                                          1989             Nov. 1989         5-27.5 years
 1850 Second Avenue Associates, L.P.
    New York, NY                                              1989             Nov. 1989           27.5 years
 R.P.P. Limited Dividend Housing
    Detroit, MI                                               1989             Nov. 1989        27-31.5 years
 Williamsburg Residential II, L.P.
    Witchita, KS                                              1989             Nov. 1989             40 years
 West 104th Street Associates, L.P.
    New York, NY                                              1990             Dec. 1989           27.5 years
 Meredith Apartments, LTD.
    Salt Lake City, UT (e) (f)                                1989             Aug. 1989           27.5 years
 Ritz Apartments, LTD.
    Salt Lake City, UT (e) (f)                                1989             Aug. 1989           27.5 years
 Ashby Apartments, LTD.
    Salt Lake City, UT (e) (f)                                1989             Aug. 1989           27.5 years
 South Toledo Associates, LTD.
    Toledo, OH                                                1988             Jan. 1990             40 years
 Dunlap School Venture
    Philadelphia, PA                                          1989             Jan. 1990             40 years
 Philipsburg Elderly Housing Associates
    Philipsburg, PA                                           1990             Feb. 1990        15-27.5 years
 Franklin Elderly Housing Associates
    Franklin, PA                                              1989             Feb. 1990           7-24 years
 Wade D. Mertz Elderly Housing Associates
    Sharpsville, PA                                           1989             Feb. 1990           27.5 years
 Lancashire Towers Associates L.P.
    Cleveland, OH (f)                                         1989             Feb. 1990           27.5 years
 Northwood Associates Limited Partnership
    Toledo, OH (c)                                            1989             Feb. 1990           27.5 years
 Brewery Renaissance Associates
    Middletown, NY                                            1990             Feb. 1990           27.5 years
 Brandywine Court Associates, L.P.
    Jacksonville, FL                                          1988             Nov. 1989         7-27.5 years
 Art Apartments Associates
    Philadelphia, PA                                          1990             Mar. 1990           27.5 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005
                                   (continued)

                                                                              Initial Cost to Partnership
                                                                            ------------------------------
                                                                                                              Cost Capitalized
                                                                                                                Subsequent to
                                                                                             Buildings and       Acquisition
Subsidiary Partnerships' Residential Property             Encumbrances         Land          Improvements       Improvements
-------------------------------------------------------   -------------     ------------     -------------    ----------------
 C.V. Bronx Associates, L.P.
 The Village at Carriage Hills, LTD.
    Clinton, TN                                               1,440,469           86,663        1,753,799             134,458
 Mountainview Apartments, LTD,
    Newport, TN                                               1,023,512           49,918        1,254,182             135,129
 The Park Village, Limited
    Jackson, MS                                                 322,073           44,102          749,940              93,183
 River Oaks Apartments, LTD.
    Oneonta, AL                                               1,047,927           80,340        1,221,336              87,800
 Forrest Ridge Apartments, LTD.
    Forrest City, AR                                          1,053,510           36,000        1,016,647             337,101
 The Hearthside Limited Dividend Housing Associates
    Limited Partnership
    Portage, MI                                               2,740,791          242,550        4,667,594             126,755
 Redemptorist L.P.
    New Orleans, LA                                           2,791,904                0        6,497,259             279,736
 Manhattan A Associates
    New York, NY                                              3,022,478        1,092,959        5,991,888             427,468
 Broadhurst Willows, L.P.
    New York, NY                                                      0          102,324        5,151,039             271,304
 Weidler Associates Limited Partnership
    Portland, OR                                              1,222,231          225,000                0           2,175,715
 Gentle Pines/West Columbia Associates, L.P.
    Columbia, SC                                              3,474,221          327,650        4,276,739          (3,763,023)
 Lake Forest Estates II, LTD.
    Livingston, AL                                              947,922           21,623        1,182,480              80,487
 Las Camelias L.P.
    Rio Piedras, PR                                           6,786,365          249,000            6,400           9,844,078
 WPL Associates XIIII
    Portland, OR (e)(f)                                               0                0        3,721,763          (3,721,763)
 Broadway Townhouses L.P.
    Camden, NJ                                               10,440,832          163,000        5,120,066          14,430,086
 Puerto Rico Historic Zone Limited Dividend Partnership
    San Juan, PR                                              4,025,000                0                0           6,536,098
 Citrus Meadows Apartments, LTD.
    Brandenton, FL                                            7,342,637          610,073                0           9,540,950
 Sartain School Venture
    Philadelphia, PA                                          1,892,280            3,883        3,486,875             146,954
 Driftwood Terrace Associates, LTD.
    Ft. Lauderdale, FL                                        6,582,072          270,000        7,753,765             345,795
 Holly Hill, LTD.
    Greenville, TN                                            1,363,164           50,000        1,631,820             157,445
 Mayfair Apartments LTD.
    Morristown, TN                                            1,347,884           50,000        1,614,861             161,725
 Foxcroft Apartments LTD.
    Troy, AL                                                  1,217,216           75,000        1,382,973             149,479
 Canterbury Apartments, LTD.
    Indianola, MS                                             1,398,179           33,000        1,738,871             114,274


                                                          Gross Amount at which Carried at Close of Period
                                                          ------------------------------------------------


                                                                          Buildings and                           Accumulated
Subsidiary Partnerships' Residential Property                 Land         Improvements         Total             Depreciation
-------------------------------------------------------   ------------    --------------   ----------------      --------------
 C.V. Bronx Associates, L.P.
 The Village at Carriage Hills, LTD.
    Clinton, TN                                                 90,769        1,884,151        1,974,920              1,014,681
 Mountainview Apartments, LTD,
    Newport, TN                                                 54,024        1,385,205        1,439,229                763,326
 The Park Village, Limited
    Jackson, MS                                                 48,208          839,017          887,225                472,743
 River Oaks Apartments, LTD.
    Oneonta, AL                                                 84,446        1,305,030        1,389,476                533,094
 Forrest Ridge Apartments, LTD.
    Forrest City, AR                                            40,106        1,349,642        1,389,748                450,432
 The Hearthside Limited Dividend Housing Associates
    Limited Partnership
    Portage, MI                                                246,656        4,790,243        5,036,899              2,985,591
 Redemptorist L.P.
    New Orleans, LA                                              4,106        6,772,889        6,776,995              3,423,032
 Manhattan A Associates
    New York, NY                                             1,097,065        6,415,250        7,512,315              3,484,583
 Broadhurst Willows, L.P.
    New York, NY                                               106,430        5,418,237        5,524,667              3,272,855
 Weidler Associates Limited Partnership
    Portland, OR                                               229,106        2,171,609        2,400,715              1,122,369
 Gentle Pines/West Columbia Associates, L.P.
    Columbia, SC                                               331,756          509,610          841,366                 85,000
 Lake Forest Estates II, LTD.
    Livingston, AL                                              25,729        1,258,861        1,284,590                492,426
 Las Camelias L.P.
    Rio Piedras, PR                                            298,878        9,800,600       10,099,478              4,756,845
 WPL Associates XIIII
    Portland, OR (e)(f)                                              0                0                0                      0
 Broadway Townhouses L.P.
    Camden, NJ                                                 167,106       19,546,046       19,713,152              8,485,526
 Puerto Rico Historic Zone Limited Dividend Partnership
    San Juan, PR                                               156,842        6,379,256        6,536,098              3,098,210
 Citrus Meadows Apartments, LTD.
    Brandenton, FL                                             812,609        9,338,414       10,151,023              4,892,005
 Sartain School Venture
    Philadelphia, PA                                             7,989        3,629,723        3,637,712              1,353,578
 Driftwood Terrace Associates, LTD.
    Ft. Lauderdale, FL                                         274,106        8,095,454        8,369,560              5,089,681
 Holly Hill, LTD.
    Greenville, TN                                              54,106        1,785,159        1,839,265                938,191
 Mayfair Apartments LTD.
    Morristown, TN                                              54,106        1,772,480        1,826,586                699,325
 Foxcroft Apartments LTD.
    Troy, AL                                                    79,106        1,528,346        1,607,452                621,582
 Canterbury Apartments, LTD.
    Indianola, MS                                               37,106        1,849,039        1,886,145                733,090



                                                                                              Life on which
                                                                                             Depreciation in
                                                            Year of                           Latest Income
                                                          Construction/         Date           Statements is
Subsidiary Partnerships' Residential Property              Renovation         Acquired        Computed (a)(b)
-------------------------------------------------------   -------------     ------------    -----------------
 C.V. Bronx Associates, L.P.
 The Village at Carriage Hills, LTD.
    Clinton, TN                                               1990             Mar. 1990          25-40 years
 Mountainview Apartments, LTD,
    Newport, TN                                               1990             Mar. 1990          25-40 years
 The Park Village, Limited
    Jackson, MS                                               1990             Mar. 1990          25-40 years
 River Oaks Apartments, LTD.
    Oneonta, AL                                               1990             Mar. 1990          25-40 years
 Forrest Ridge Apartments, LTD.
    Forrest City, AR                                          1990             Mar. 1990          25-40 years
 The Hearthside Limited Dividend Housing Associates
    Limited Partnership
    Portage, MI                                               1990             Mar. 1990        15-27.5 years
 Redemptorist L.P.
    New Orleans, LA                                           1990             Mar. 1990           27.5 years
 Manhattan A Associates
    New York, NY                                              1990             Apr. 1990           27.5 years
 Broadhurst Willows, L.P.
    New York, NY                                              1990             Apr. 1990          10-25 years
 Weidler Associates Limited Partnership
    Portland, OR                                              1990              May 1990        15-27.5 years
 Gentle Pines/West Columbia Associates, L.P.
    Columbia, SC                                              1990             June 1990           27.5 years
 Lake Forest Estates II, LTD.
    Livingston, AL                                            1990             June 1990          25-40 years
 Las Camelias L.P.
    Rio Piedras, PR                                           1990             June 1990           27.5 years
 WPL Associates XIIII
    Portland, OR (e)(f)                                       1990             July 1990           27.5 years
 Broadway Townhouses L.P.
    Camden, NJ                                                1990             July 1990           27.5 years
 Puerto Rico Historic Zone Limited Dividend Partnership
    San Juan, PR                                              1990             Aug. 1990           27.5 years
 Citrus Meadows Apartments, LTD.
    Brandenton, FL                                            1990             July 1990           27.5 years
 Sartain School Venture
    Philadelphia, PA                                          1990             Aug. 1990          15-40 years
 Driftwood Terrace Associates, LTD.
    Ft. Lauderdale, FL                                        1989            Sept. 1990           27.5 years
 Holly Hill, LTD.
    Greenville, TN                                            1990             Oct. 1990          25-40 years
 Mayfair Apartments LTD.
    Morristown, TN                                            1990             Oct. 1990          25-40 years
 Foxcroft Apartments LTD.
    Troy, AL                                                  1990             Oct. 1990          25-40 years
 Canterbury Apartments, LTD.
    Indianola, MS                                             1990             Oct. 1990          25-40 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005
                                   (continued)

                                                                              Initial Cost to Partnership
                                                                            ------------------------------
                                                                                                              Cost Capitalized
                                                                                                                Subsequent to
                                                                                             Buildings and       Acquisition
Subsidiary Partnerships' Residential Property             Encumbrances         Land          Improvements       Improvements
-------------------------------------------------------   -------------     ------------     -------------    ----------------
 C.V. Bronx Associates, L.P.
Cutler Canal III Associates, LTD.
    Miami, FL                                                 7,373,778        1,269,265                0          12,392,962
 Jefferson Place L.P.
    Olathe, KS (d)                                                    0          531,063       13,477,553         (14,008,616)
 Callaway Village, LTD.
    Clinton, TN                                               1,372,052           66,000        1,613,920             132,166
 Commerce Square Apartments Associates L.P.
    Smyrna, DE                                                2,839,861          303,837                0           4,836,103
 West 132nd Development Partnership
    New York, NY                                              1,396,497                0                0           2,641,552
 Site H Development Co.
    Brooklyn, NY                                                583,554                0        1,346,000              44,416
 L.I.H. Chestnut Associates, L.P.
    Philadelphia, PA                                          5,691,108          752,000          693,995           6,417,790
 Diamond Phase II Venture
    Philadelphia, PA                                          1,772,533                0                0           4,016,758
 Bookbindery Associates
    Philadelphia, PA                                          1,492,101                0                0           3,865,263
 The Hamlet, LTD.
    Boynton, FL                                               7,993,405        1,180,482                0          13,507,827
 Stop 22 Limited Partnership
    Santurce, PR                                              9,890,147                0        4,025,481           7,110,062
 Knob Hill Apartments, LTD.
    Greenville, TN                                            1,452,541           75,085                0           1,850,895
 Conifer James Street Associates
    Syracuse, NY                                              2,011,401           57,034                0           4,551,284
 Longfellow Heights Apartments, L.P.
    Kansas City, MO                                           3,871,258                0        7,739,692             260,964
Less:  Discontinued operations and dispositions              (6,917,348)      (1,288,603)     (34,792,386)        (23,855,265)
                                                          -------------     ------------     ------------     ---------------

                                                          $ 159,944,368     $ 11,441,671     $148,382,652     $   107,953,427
                                                          =============     ============     ============     ===============


                                                          Gross Amount at which Carried at Close of Period
                                                          ------------------------------------------------


                                                                          Buildings and                           Accumulated
Subsidiary Partnerships' Residential Property                 Land         Improvements         Total             Depreciation
-------------------------------------------------------   ------------    --------------   ----------------      --------------
 C.V. Bronx Associates, L.P.
Cutler Canal III Associates, LTD.
    Miami, FL                                                1,273,507       12,388,720       13,662,227              4,201,828
 Jefferson Place L.P.
    Olathe, KS (d)                                                   0                0                0                      0
 Callaway Village, LTD.
    Clinton, TN                                                 70,106        1,741,980        1,812,086                699,878
 Commerce Square Apartments Associates L.P.
    Smyrna, DE                                                 307,943        4,831,997        5,139,940              1,616,102
 West 132nd Development Partnership
    New York, NY                                                13,106        2,628,446        2,641,552                944,949
 Site H Development Co.
    Brooklyn, NY                                                 4,106        1,386,310        1,390,416                754,700
 L.I.H. Chestnut Associates, L.P.
    Philadelphia, PA                                           759,229        7,104,556        7,863,785              2,905,437
 Diamond Phase II Venture
    Philadelphia, PA                                            22,081        3,994,677        4,016,758              1,351,880
 Bookbindery Associates
    Philadelphia, PA                                            29,105        3,836,158        3,865,263              1,302,177
 The Hamlet, LTD.
    Boynton, FL                                              1,184,587       13,503,722       14,688,309              6,467,448
 Stop 22 Limited Partnership
    Santurce, PR                                               216,918       10,918,625       11,135,543              5,322,941
 Knob Hill Apartments, LTD.
    Greenville, TN                                              79,190        1,846,790        1,925,980                698,480
 Conifer James Street Associates
    Syracuse, NY                                                61,139        4,547,179        4,608,318              2,337,215
 Longfellow Heights Apartments, L.P.
    Kansas City, MO                                                206        8,000,450        8,000,656              2,915,915
Less:  Discontinued operations and dispositions               (417,822)     (11,807,902)     (12,225,724)            (7,320,799)
                                                           -----------    -------------    -------------         --------------

                                                           $11,562,462    $ 256,215,288    $ 267,777,750         $  121,873,369
                                                           ===========    =============    =============         ==============



                                                                                              Life on which
                                                                                             Depreciation in
                                                            Year of                           Latest Income
                                                          Construction/         Date           Statements is
Subsidiary Partnerships' Residential Property              Renovation         Acquired        Computed (a)(b)
-------------------------------------------------------   -------------     ------------    -----------------
 C.V. Bronx Associates, L.P.
Cutler Canal III Associates, LTD.
    Miami, FL                                                 1990             Oct. 1990             40 years
 Jefferson Place L.P.
    Olathe, KS (d)                                            1990             Oct. 1990             19 years
 Callaway Village, LTD.
    Clinton, TN                                               1990             Nov. 1990          25-40 years
 Commerce Square Apartments Associates L.P.
    Smyrna, DE                                                1990             Dec. 1990             40 years
 West 132nd Development Partnership
    New York, NY                                              1990             Dec. 1990             40 years
 Site H Development Co.
    Brooklyn, NY                                              1990             Dec. 1990           27.5 years
 L.I.H. Chestnut Associates, L.P.
    Philadelphia, PA                                          1990             Dec. 1990             35 years
 Diamond Phase II Venture
    Philadelphia, PA                                          1990             Dec. 1990             40 years
 Bookbindery Associates
    Philadelphia, PA                                          1990             Dec. 1990             40 years
 The Hamlet, LTD.
    Boynton, FL                                               1990             Dec. 1990           27.5 years
 Stop 22 Limited Partnership
    Santurce, PR                                              1990             Dec. 1990      27.5-31.5 years
 Knob Hill Apartments, LTD.
    Greenville, TN                                            1990             Dec. 1990          25-40 years
 Conifer James Street Associates
    Syracuse, NY                                              1990             Dec. 1990        15-27.5 years
 Longfellow Heights Apartments, L.P.
    Kansas City, MO                                           1991             Mar. 1991          15-40 years
Less:  Discontinued operations and dispositions

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years.
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.
(c) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002.
(d) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004.
(e) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2005.
(f) These properties are included in discontinued operations for the year ended March 31, 2005.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005
                                   (continued)

                                                  Cost of Property and Equipment                   Accumulated Depreciation
                                           ------------------------------------------   -------------------------------------------
                                                                             Years Ended March 31,
                                           ----------------------------------------------------------------------------------------
                                               2005           2004           2003           2005           2004           2003
                                           -------------  ------------   ------------   ------------   -------------  -------------
Balance at beginning of period             $ 287,154,294  $300,043,519   $304,422,304   $123,219,520   $ 124,137,316  $ 116,934,212
Additions during period:
Improvements                                   1,649,756     1,316,200      1,195,300
Depreciation expense                                                                       9,023,735      10,020,532     10,621,390
Deductions during period:

Discontinued operations and dispositions     (21,026,300)  (14,205,425)    (5,574,085)   (10,369,886)    (10,938,328)    (3,418,286)
                                           -------------  ------------   ------------   ------------   -------------  -------------
Balance at close of period                 $ 267,777,750  $287,154,294   $300,043,519   $121,873,369   $ 123,219,520  $ 124,137,316
                                           =============  ============   ============   ============   =============  =============

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