Form 10-Q
period 2005-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2005-08-11
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)


             Delaware                                           13-349,1408
----------------------------------                         ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                           June 30,          March 31,
                                                                             2005              2005
                                                                         -------------     -------------
                                                                          (Unaudited)        (Audited)

                                                 ASSETS
Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $120,000,081 and $121,873,369, respectively                      $ 139,201,565     $ 145,904,381
   Cash and cash equivalents                                                 3,668,813         2,959,570
   Cash held in escrow                                                      12,064,234        12,225,370
   Deferred costs, net of accumulated amortization of $2,083,231
     and $2,240,511, respectively                                            2,153,959         2,528,664
   Other assets                                                              2,703,647         2,865,646
                                                                         -------------     -------------

Total operating assets                                                     159,792,218       166,483,631
                                                                         -------------     -------------

Assets from discontinued operations (Note 4):
   Property and equipment held for sale, net of accumulated
     depreciation
     of $11,480,861 and $7,320,799                                           9,250,336         4,904,925
   Net assets held for sale                                                  3,131,723         1,925,273
                                                                         -------------     -------------
Total assets from discontinued operations                                   12,382,059         6,830,198
                                                                         -------------     -------------

Total assets                                                             $ 172,174,277     $ 173,313,829
                                                                         =============     =============

                                    LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                $ 150,920,363     $ 159,944,368
   Due to debt guarantor                                                    54,968,729        54,153,086
   Accounts payable                                                          6,478,212         5,393,345
   Accrued interest payable                                                 16,852,338        17,012,106
   Security deposit payable                                                  1,389,777         1,455,489
   Due to local general partners and affiliates                             11,154,574        12,589,346
   Due to general partners and affiliates                                   13,106,416        12,898,094
                                                                         -------------     -------------

Total operating liabilities                                                254,870,409       263,445,834
                                                                         -------------     -------------

Liabilities from discontinued operations (Note 4):
   Mortgage notes payable of assets held for sale                           15,503,277         6,917,348
   Net liabilities held for sale including minority interest                 1,582,157          (439,198)
                                                                         -------------     -------------
Total liabilities from discontinued operations                              17,085,434         6,478,150
                                                                         -------------     -------------

Minority interest                                                           (1,297,448)       (1,476,100)
                                                                         -------------     -------------

Commitments and contingencies (Note 5)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                (96,263,819)      (92,947,257)
   General Partners                                                         (2,220,299)       (2,186,798)
                                                                         -------------     -------------

Total partners' deficit                                                    (98,484,118)      (95,134,055)
                                                                         -------------     -------------

Total liabilities and partners' deficit                                  $ 172,174,277     $ 173,313,829
                                                                         =============     =============


          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                        June 30
                                                                             -----------------------------
                                                                                 2005             2004*
                                                                             ------------     ------------
Operations:

Revenues
Rental income                                                                $  7,095,662     $  6,926,638
Other                                                                             272,538          270,888
                                                                             ------------     ------------
Total Revenues                                                                  7,368,200        7,197,526
                                                                             ------------     ------------

Expenses
General and administrative                                                      1,670,648        1,577,452
General and administrative-related parties (Note 2)                               842,450          785,015
Operating                                                                         972,635          902,370
Repairs and maintenance                                                         1,146,915        1,092,227
Real estate taxes                                                                 434,497          414,273
Insurance                                                                         479,817          451,588
Interest                                                                        2,907,381        2,900,806
Depreciation and amortization                                                   2,203,168        2,128,254
                                                                             ------------     ------------

Total expenses                                                                 10,657,511       10,251,985
                                                                             ------------     ------------

Loss from operations before minority interest                                  (3,289,311)      (3,054,459)

Minority interest in losses of subsidiary partnerships from operations             67,627           62,676
                                                                             ------------     ------------

Loss from operations                                                           (3,221,684)      (2,991,783)

Discontinued operations:
Loss from discontinued operations (including minority interest)                  (128,379)        (163,723)
                                                                             ------------     ------------

Net loss                                                                     $ (3,350,063)    $ (3,155,506)
                                                                             ============     ============

Loss from operations-limited partners                                        $ (3,189,467)    $ (2,961,865)
Loss from discontinued operations-limited partners                               (127,095)        (162,086)
                                                                             ------------     ------------


Net loss - limited partners                                                  $ (3,316,562)    $ (3,123,951)
                                                                             ============     ============

Number of BACs outstanding                                                      139,101.5        139,101.5
                                                                             ============     ============

Loss from operations per BAC                                                 $     (22.93)    $     (21.29)
Loss from discontinued operations (including minority interest) - per BAC           (0.91)           (1.17)
                                                                             ------------     ------------


Net loss per BAC                                                             $     (23.84)    $     (22.46)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                                                                  Limited          General
                                                  Total           Partners         Partners
                                               ------------     ------------     ------------
Partners' deficit - April 1, 2005              $(95,134,055)    $(92,947,257)    $ (2,186,798)


Net loss - three months ended June 30, 2005      (3,350,063)      (3,316,562)         (33,501)
                                               ------------     ------------     ------------


Partners' deficit - June 30, 2005              $(98,484,118)    $(96,263,819)    $ (2,220,299)
                                               ============     ============     ============


          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                      2005             2004*
                                                                                   -----------     -----------
Cash flows from operating activities:

Net loss                                                                           $(3,350,063)    $(3,155,506)
                                                                                   -----------     -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                                        2,203,168       2,128,254
Loss from discontinued operations                                                      128,379         163,723
Minority interest in loss of subsidiaries                                              (67,627)        (62,676)
Increase in accounts payable and other liabilities                                   1,016,569         991,294
Increase in cash held in escrow                                                       (380,502)       (511,531)
Increase in other assets                                                               (10,309)        (58,577)
Increase in due to general partners and affiliates                                     213,322         362,027
Increase in due to local general partners and affiliates                               107,804          85,318
Decrease in due to local general partners and affiliates                              (390,661)       (478,153)
Increase in due to debt guarantor                                                      815,643         793,705
                                                                                   -----------     -----------
Total adjustments                                                                    3,635,786       3,413,384
                                                                                   -----------     -----------

Net cash provided by operating activities                                              285,723         257,878
                                                                                   -----------     -----------

Cash flows from investing activities:

Acquisitions of property and equipment                                                (133,836)        (34,877)
(Increase) decrease in cash held in escrow                                             (84,210)         26,435
Increase in due to local general partners and affiliates                                     0           2,118
                                                                                   -----------     -----------

Net cash used in investing activities                                                 (218,046)         (6,324)
                                                                                   -----------     -----------

Cash flows from financing activities:

Principal payments of mortgage notes payable                                          (364,717)       (401,584)
Proceeds from sale of properties                                                       918,236               0
Increase (decrease) in capitalization of consolidated subsidiaries
  attributable to minority interest                                                     88,047         (42,495)
                                                                                   -----------     -----------

Net cash provided by (used in) financing activities                                    641,566        (444,079)
                                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                                   709,243        (192,525)

Cash and cash equivalents at beginning of period                                     2,959,570       3,656,322
                                                                                   -----------     -----------

Cash and cash equivalents at end of period                                         $ 3,668,813     $ 3,463,797
                                                                                   ===========     ===========



* Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 1 - General

The consolidated financial statements for the three months ended June 30, 2005 and 2004, include the accounts of Liberty Tax Credit Plus III L.P. (the
"Partnership") and 56 and 60 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except three subsidiary partnerships. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management), a 49% limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") and a 89% limited partnership interest in Stop 22 Limited Partnership ("Stop 22") (see Note 3). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of June 30, 2005, the Partnership has disposed of ten of its sixty-two original investments (See Note 3). Subsequently, the Partnership sold its limited partnership interest in Glenbrook Associates ("Glenbrook") (See Note 7).

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $56,000 and $53,000 for the three months ended June 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005 and the results of operations and its cash flows for the three months ended June 30, 2005 and 2004. However, the operating results for the three months ended June 30, 2005 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 55 and 1 of the Local Partnerships, respectively as of June 30, 2005. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2005        2004*
                                                            --------    --------
Partnership management fees (a)                             $328,750    $337,250
Expense reimbursement (b)                                    120,447      54,680
Local administrative fee (d)                                  20,725      22,625
                                                            --------    --------
Total general and administrative-General Partners            469,922     414,555
                                                            --------    --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)          372,528     370,460
                                                            --------    --------

Total general and administrative-related parties            $842,450    $785,015
                                                            ========    ========


* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



The costs incurred to related parties from discontinued operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                              Three Months Ended
                                                                   June 30,
                                                              ------------------
                                                                2005       2004
                                                              -------    -------
Local administrative fee (d)                                  $ 1,875    $ 4,375
                                                              -------    -------
Total general and administrative-General Partners               1,875      4,375
                                                              -------    -------

Property management fees incurred to affiliates of the
  Local General Partners (c)                                   81,494     92,845
                                                              -------    -------

Total general and administrative-related parties              $83,369    $97,220
                                                              =======    =======


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,374,000 and $11,045,000 were accrued and unpaid at June 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $600,033 and $621,250 for the three months ended June 30, 2005 and 2004, respectively. Of these fees, $454,022 and $463,305 were incurred to affiliates of the Local General Partners, which includes $81,494 and $92,845 of fees relating to discontinued operations. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 30, 2005, the Partnership has sold its limited partnership interest in seven Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Subsequently, on July 5, 2005 the Partnership sold its limited partnership interest in another Local Partnership (see Note 7). There may be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On June 30, 2005, the Partnership sold its limited partnership interest in Barclay Village II, Ltd. ("Barclay") to an unaffiliated party for $175,000. The sale will result in a gain of approximately $551,000 which will be recognized on the Partnership's Form 10-Q dated September 30, 2005.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for $100,000. The Partnership received the $100,000 and has recorded it as deferred revenue, which is included in accounts payable at June 30, 2005. The sale requires the consent (the "Consent") of the United States Department of Agriculture ("USDA"). The sale of the 50% limited partnership interest is conditioned upon receipt of the Consent. In the event that the Consent has not been received on or before September 30, 2005, the agreement may be terminated without any further obligation. No guarantee can be given that the USDA will give Consent. The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $1,106,000 and liabilities of $4,527,000 will result in a gain of approximately $3,421,000 which will be recognized on the Partnership's Form 10-Q dated September 30, 2005.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



On December 29, 2004, the Partnership entered into an agreement for the sale of its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") to an affiliate of the Local General Partner for a purchase price of $800,000. During the year ended March 31, 2005, in accordance with SFAS No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. On May 2, 2005, HUD approved the sale of Lancashire and the Partnership received proceeds of approximately $743,000. The sale will result in a Local General Partner capital distribution of approximately $92,000 which will be recognized on the Partnership's Form 10-Q dated September 30, 2005.

On April 29, 2005, the property and the related assets and liabilities of Brandywine Court Associates, L.P. ("Brandywine") were sold to an unaffiliated third party for approximately $1,380,000. The sale will result in a gain of approximately $1,346,000 which will be recognized on the Partnership's Form 10-Q dated September 30, 2005.

On April 22, 2005, the Partnership sold 10% of its limited partnership interest in Stop 22 to the Local General Partner for $200,000. The sale resulted in a Local General Partner contribution of approximately $200,000. The Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. There is no guarantee that the sale will occur.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 30, 2005, Barclay, Brandywine, Gentle Pines, Glenbrook, Lancashire and Michigan Rural were classified as discontinued operations in the Consolidated Financial Statements. As of March 31, 2005, Ashby Apartments LTD ("Ashby"), WPL Associates XXIII ("Benjamin's Corner"), Lancashire, Meredith Apartments ("Meredith"), Michigan Rural and Ritz Apartments LTD ("Ritz") were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets:

                                                                          June 30,         March 31,
                                                                            2005             2005
                                                                        ------------     ------------
Assets
  Property and equipment - less accumulated depreciation of
    $11,480,861 and $7,320,799, respectively                            $  9,250,336     $  4,904,925
  Cash and cash equivalents                                                  491,048          640,686
  Cash held in escrow                                                      2,074,018        1,180,726
  Deferred costs, net of accumulated amortization of $199,176 and $0         332,809                0
  Other assets                                                               233,848          103,861
                                                                        ------------     ------------
Total assets                                                            $ 12,382,059     $  6,830,198
                                                                        ============     ============

Liabilities
  Mortgage notes payable                                                $ 15,503,277     $  6,917,348
  Accounts payable and other liabilities                                   1,465,827          285,741
  Due to local general partners and affiliates                             1,204,630           25,700
  Due to general partners and affiliates                                       5,625            2,500
  Minority interest                                                       (1,093,925)        (753,139)
                                                                        ------------     ------------
Total liabilities                                                       $ 17,085,434     $  6,478,150
                                                                        ============     ============


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2005, Barclay, Brandywine, Gentle Pines, Glenbrook, Lancashire and Michigan Rural were all classified as assets held for sale on the Consolidated Financial Statements. For the three months ended June 30, 2004 and in order to present comparable results to the three months ended June 30, 2005, Barclay, Brandywine, Gentle Pines, Glenbrook, Lancashire and Michigan Rural were all classified as discontinued operations. In addition, Ashby, Benjamin's Corner, Meredith and Ritz, which were sold during the year ended March 31, 2005, were all classified as discontinued operations on the Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Consolidated Statements of Discontinued Operations:

                                                                          Three Months Ended
                                                                               June 30,
                                                                      ---------------------------
                                                                         2005             2004
                                                                      -----------     -----------
Revenues

Rental income                                                         $ 1,088,092     $ 1,381,839
Other                                                                      64,307          67,556
                                                                      -----------     -----------
Total revenue                                                           1,152,399       1,449,395
                                                                      -----------     -----------

Expenses

General and administrative                                                244,393         322,545
General and administrative-related parties (Note 2)                        83,369          97,220
Repairs and maintenance                                                   127,926         187,991
Operating                                                                 206,560         199,411
Taxes                                                                     115,152         129,510
Insurance                                                                  57,497          70,728
Interest                                                                  238,366         348,112
Depreciation and amortization                                             209,322         257,202
                                                                      -----------     -----------

Total expenses                                                          1,282,585       1,612,719
                                                                      -----------     -----------

Loss before minority interest                                            (130,186)       (163,324)
Minority interest in loss of subsidiaries from discontinued
  operations                                                                1,807            (399)
                                                                      -----------     -----------
Total loss from discontinued operations (including gain on sale of
  properties)                                                         $  (128,379)    $  (163,723)
                                                                      ===========     ===========

Loss - limited partners from discontinued operations                  $  (127,095)    $  (162,086)
                                                                      ===========     ===========

Number of BACs outstanding                                              139,101.5       139,101.5
                                                                      ===========     ===========

Loss discontinued operations per BAC                                  $     (0.91)    $     (1.17)
                                                                      ===========     ===========


Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.

a)  Subsidiary Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $54,968,729, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2005. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place.

The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both June 30, 2005 and 2004. The net loss after minority interest for River Place amounted to approximately $940,000 and $812,000 for the three months ended June 30, 2005 and 2004, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's Housing Assistance

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Payments ("HAP") Contract expires in 2005 and there can be no assurance that it will be renewed. Brandywine's management has determined that the property is not eligible for financial relief from the United States Department of Housing and Urban Development ("HUD"), since the property would require relief of debt in excess of the parameters allowed. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both June 30, 2005 and 2004. The net loss after minority interest for Brandywine amounted to approximately $31,000 and $43,000 for the three months ended June 30, 2005 and 2004, respectively. Brandywine was sold on April 29, 2005 (see Note 3).

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. The apartment units are no longer supported by project-based housing subsidies. Gentle Pines has made no payments on its mortgage since May 2004. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both June 30, 2005 and 2004. The net loss after minority interest for Gentle Pines amounted to approximately $61,000 and $56,000 for the three months ended June 30, 2005 and 2004, respectively. On May 6, 2005, Gentle Pines transferred the deed to the property and the related assets and liabilities in lieu of foreclosure (see Note 3).

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss during the current period and has incurred a partner's deficit since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has implemented expense reduction and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With interest rates at record lows, more people are purchasing housing instead of renting. In the interim, the Local General Partner is funding the deficit. It is unclear whether Citrus Meadows will be successful in accomplishing these objectives. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both June 30, 2005 and 2004. The net loss after minority interest amounted to approximately $57,000 and $161,000 for the three months ended June 30, 2005 and 2004, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At June 30, 2005, Jefferson's current liabilities exceeded its current assets by over $144,000. However, approximately $73,000 of current liabilities at June 30, 2005 are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both June 30, 2005 and 2004. The net loss after minority interest for Jefferson amounted to approximately $40,000 and $47,000 for the three months ended June 30, 2005 and 2004, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The limited partners have made assertions that they will continue to fund cash flow shortfalls as they have in the past. For the three months ended June 30, 2005 and 2004, $20,000 and $0 has been advanced to Manhattan A. The Partnership's investment in Manhattan A was approximately $705,000 at June 30, 2005 and the minority interest for Manhattan A was $0 at both June 30, 2005 and 2004. The net loss after minority interest for Manhattan A amounted to approximately $50,000 and $25,000 for the three months ended June 30, 2005 and 2004, respectively.

Site H Development Co. ("Site H")
---------------------------------
The Partnership has not been provided with the Site H audited financial statements for fiscal years 2005 and 2004 and as such has used estimates in its Consolidated Financial Statements for both years.

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

One Local Partnership has entered into an agreement ("Master Lease") that expires in 2012, wherein the Local Partnership is guaranteed annual rental revenue. The future minimum rentals to be received under the Master Lease as of December 31, 2004 were $1,157,873.

b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation ("FDIC") up to $100,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



d)  Tax Credits

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


Note 6 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 05-4 to have a material effect on the consolidated financial statements.

Note 7 - Subsequent Event

On July 5, 2005, the Partnership sold its limited partnership interest in Glenbrook to the Local General Partner for $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits. The sale will result in a Local General Partner contribution of approximately $109,000 which will be recognized on the Partnership's Form 10-Q dated December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $170,000 of the purchase price remains to be paid (which includes approximately $160,000 held in escrow). As of June 30, 2005, the Partnership has sold its limited partnership interest in seven Local Partnerships, the property and related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. See Note 3 for discussion of Sale of Properties. Subsequently, on July 5, 2005, the Partnership sold its limited partnership interest in another Local Partnership. See Note 7 for discussion of Subsequent Event.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the three months ended June 30, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $14,000 and $6,000, respectively. Additionally, during the three months ended June 30, 2005 and 2004, the Partnership received approximately $1,218,000 and $0 of proceeds from sales.

During the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $709,000. This increase was attributable to proceeds from sale of properties ($918,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($88,000) and net cash provided by operating activities ($286,000) which exceeded acquisitions of property and equipment ($134,000), principal payments on mortgage notes payable ($365,000) and an increase in cash held in escrow relating to investing activities ($84,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($2,203,000) and an increase in due to debt guarantor ($816,000).

The Partnership has a working capital reserve of approximately $1,219,000 at June 30, 2005.

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,660,657 and $4,437,910, respectively.

Accounts payable as of June 30, 2005 and March 31, 2005 was $6,378,212 and $5,393,345, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2005 and March 31, 2005 was $16,852,338 and $17,012,106, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $11,374,000 and $11,045,000 were accrued and unpaid at June 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of tax credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the tax credit period.

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

Critical Accounting Policies
----------------------------

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the three months ended June 30, 2005, the Partnership has not recorded any loss on impairment of assets. Through June 30, 2005, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of June 30, 2005 are: Barclay, Brandywine, Gentle Pines, Glenbrook, Lancashire and Michigan Rural (see Notes 5 and 7).

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

Results of Operations
---------------------

Results of operations for the three months ended June 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

The results of the operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 30, 2005 as compared to the corresponding period in 2004. The majority of Local Partnerships' income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to rental rate increases at the Local Partnerships.

Total expenses, remained fairly consistent with an increase of approximately 4% for the three months ended June 30, 2005 as compared to the corresponding period in 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated

Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005, the fair value of the mortgage notes payable.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

         31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

         32.1 Certification  Pursuant  to Rule  13a-14(b) or Rule  15d-14(b) and
              Section  1350  of Title 18 of the  United  States  Code (18 U.S.C.
              1350)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                      By:  RELATED CREDIT PROPERTIES III L.P.,
                           a General Partner


                           By: Related Credit Properties III Inc.,
                               its General Partner


Date: August 11, 2005
      ---------------
                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Director, President, Chief Executive Officer
                                    and Chief Financial Officer


Date: August 11, 2005
      ---------------
                               By:  /s/ Glen F. Hopps
                                    -----------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Principal Accounting Officer)


                      By:  LIBERTY GP III INC.,
                           a General Partner


Date: August 11, 2005
      ---------------
                           By:  /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                Director, President, Chief Executive Officer
                                and Chief Financial Officer


Date: August 11, 2005
      ---------------
                           By:  /s/ Glen F. Hopps
                                -----------------
                                Glenn F. Hopps,
                                Treasurer
                                (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: August 11, 2005
               ---------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     August 11, 2005