Form 10-Q
period 2005-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2005-11-04
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24656


                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)



                    Delaware                                      13-3491408
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
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


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             September 30,      March 31,
                                                                                 2005             2005
                                                                             -------------    -------------
                                                                              (Unaudited)       (Audited)
                                     ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $114,174,670 and $121,873,369, respectively                          $ 132,210,379    $ 145,904,381
   Cash and cash equivalents                                                     3,286,028        2,959,570
   Cash held in escrow                                                          10,561,261       12,225,370
   Deferred costs, net of accumulated amortization of $2,043,989
     and $2,240,511, respectively                                                2,086,033        2,528,664
   Other assets                                                                  2,774,184        2,865,646
                                                                             -------------    -------------

Total operating assets                                                         150,917,885      166,483,631
                                                                             -------------    -------------

Assets from discontinued operations (Note 4):
   Property and equipment held for sale, net of accumulated depreciation
     of $13,073,396 and $7,320,799                                               9,276,254        4,904,925
   Net assets held for sale                                                      2,828,991        1,925,273
                                                                             -------------    -------------
Total assets from discontinued operations                                       12,105,245        6,830,198
                                                                             -------------    -------------

Total assets                                                                 $ 163,023,130    $ 173,313,829
                                                                             =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                    $ 142,709,260    $ 159,944,368
   Due to debt guarantor                                                        56,350,009       54,153,086
   Accounts payable and other liabilities                                        6,436,116        5,393,345
   Accrued interest payable                                                     17,381,208       17,012,106
   Security deposit payable                                                      1,323,502        1,455,489
   Due to local general partners and affiliates                                 11,587,096       12,589,346
   Due to general partners and affiliates                                       12,662,234       12,898,094
                                                                             -------------    -------------

Total operating liabilities                                                    248,449,425      263,445,834
                                                                             -------------    -------------

Liabilities from discontinued operations (Note 4):
   Mortgage notes payable of assets held for sale                               13,217,590        6,917,348
   Net liabilities held for sale including minority interest                    (1,091,773)        (439,198)
                                                                             -------------    -------------
Total liabilities from discontinued operations                                  12,125,817        6,478,150
                                                                             -------------    -------------

Minority interest                                                                   72,199       (1,476,100)
                                                                             -------------    -------------

Commitments and contingencies (Note 5)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                    (95,412,610)     (92,947,257)
   General Partners                                                             (2,211,701)      (2,186,798)
                                                                             -------------    -------------

Total partners' deficit                                                        (97,624,311)     (95,134,055)
                                                                             -------------    -------------

Total liabilities and partners' deficit                                      $ 163,023,130    $ 173,313,829
                                                                             =============    =============


          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2005            2004*           2005            2004*
                                                        ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                           $  6,693,329    $  6,347,346    $ 13,169,906    $ 12,658,982
Other                                                        187,468         338,559         444,691         596,005
                                                        ------------    ------------    ------------    ------------
Total Revenues                                             6,880,797       6,685,905      13,614,597      13,254,987
                                                        ------------    ------------    ------------    ------------

Expenses
General and administrative                                 1,506,893       1,555,127       3,116,843       3,072,036
General and administrative-related parties (Note 2)          827,264         737,022       1,633,564       1,486,101
Operating                                                    815,048         734,548       1,688,608       1,543,797
Repairs and maintenance                                    1,285,946       1,223,357       2,357,745       2,255,192
Real estate taxes                                            383,073         391,635         762,220         746,878
Insurance                                                    446,448         491,395         875,925         896,958
Interest                                                   2,966,427       2,849,610       5,718,506       5,588,164
Depreciation and amortization                              2,077,885       2,107,547       4,146,347       4,105,724
                                                        ------------    ------------    ------------    ------------

Total expenses                                            10,308,984      10,090,241      20,299,758      19,694,850
                                                        ------------    ------------    ------------    ------------

Loss from operations before minority interest             (3,428,187)     (3,404,336)     (6,685,161)     (6,439,863)

Minority interest in (income) loss of subsidiary
  partnerships from operations                            (1,753,160)         64,780      (1,685,297)        127,648
                                                        ------------    ------------    ------------    ------------

Loss from operations                                      (5,181,347)     (3,339,556)     (8,370,458)     (6,312,215)

Discontinued operations:
Gain (loss) from discontinued operations (including
   minority interest)                                      6,041,153          50,513       5,880,202        (132,334)
                                                        ------------    ------------    ------------    ------------

Net income (loss)                                       $    859,806    $ (3,289,043)   $ (2,490,256)   $ (6,444,549)
                                                        ============    ============    ============    ============

Loss from operations-limited partners                   $ (5,129,534)   $ (3,306,161)   $ (8,286,753)   $ (6,249,093)
Income (loss) from discontinued operations -
   limited partners                                        5,980,742          50,008       5,821,400        (131,011)
                                                        ------------    ------------    ------------    ------------


Net income (loss) - limited partners                    $    851,208    $ (3,256,153)   $ (2,465,353)   $ (6,380,104)
                                                        ============    ============    ============    ============

Number of BACs outstanding                                 139,101.5       139,101.5       139,101.5       139,101.5
                                                        ============    ============    ============    ============

Loss from operations per BAC                            $     (36.88)   $     (23.77)   $     (59.57)   $     (44.93)
Income (loss) from discontinued operations (including
   minority interest) - per BAC                                43.00            0.36           41.85           (0.94)
                                                        ------------    ------------    ------------    ------------


Net income (loss) per BAC                               $       6.12    $     (23.41)   $     (17.72)   $     (45.87)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                   Limited         General
                                                     Total         Partners        Partners
                                                 ------------    ------------    ------------
Partners' deficit - April 1, 2005                $(95,134,055)   $(92,947,257)   $ (2,186,798)


Net loss - six months ended September 30, 2005     (2,490,256)     (2,465,353)        (24,903)
                                                 ------------    ------------    ------------

Partners' deficit - September 30, 2005           $(97,624,311)   $(95,412,610)   $ (2,211,701)
                                                 ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                            --------------------------
                                                                                               2005           2004*
                                                                                            -----------    -----------
Cash flows from operating activities:

Net loss                                                                                    $(2,490,256)   $(6,444,549)
                                                                                            -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Gain on sale of properties                                                                   (5,320,533)             0
Depreciation and amortization                                                                 4,786,970      4,920,985
Minority interest in income (loss) of subsidiaries                                              761,003       (133,442)
Increase in accounts payable  and other liabilities                                           2,930,157      3,565,646
Increase in cash held in escrow                                                              (1,233,021)    (1,244,049)
(Increase) decrease in other assets                                                            (107,114)       223,850
(Decrease) increase in due to general partners and affiliates                                  (216,230)       483,619
Increase in due to local general partners and affiliates                                        561,831        195,824
Decrease in due to local general partners and affiliates                                       (339,440)      (440,170)
Increase in due to debt guarantor                                                             2,196,923      2,147,409
                                                                                            -----------    -----------
Total adjustments                                                                             4,020,545      9,719,672
                                                                                            -----------    -----------

Net cash provided by operating activities                                                     1,530,289      3,275,123
                                                                                            -----------    -----------

Cash flows from investing activities:

Acquisitions of property and equipment                                                         (350,924)      (566,080)
Net proceeds from sale of properties                                                          1,837,928        690,645
Increase in accounts payable and other liabilities from deferred revenue on sale
  of limited partnership interest                                                               359,930              0
Increase in cash held in escrow                                                                (110,640)       (29,405)
                                                                                            -----------    -----------

Net cash provided by investing activities                                                     1,736,294         95,160
                                                                                            -----------    -----------

Cash flows from financing activities:

Principal payments of mortgage notes payable                                                 (2,878,695)    (2,676,372)
Increase in deferred costs                                                                      (16,790)             0
Decrease in due to local general partners and affiliates                                              0         (2,438)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest      (517,160)      (248,928)
                                                                                            -----------    -----------

Net cash used in financing activities                                                        (3,412,645)    (2,927,738)
                                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                                           (146,062)       442,545

Cash and cash equivalents at beginning of period                                              3,600,256      3,656,322
                                                                                            -----------    -----------

Cash and cash equivalents at end of period                                                  $ 3,454,194    $ 4,098,867
                                                                                            ===========    ===========

Summarized below are the components of the gain on sale of properties:

Decrease in property and equipment, net of accumulated depreciation                         $ 4,968,061    $         0
Decrease in deferred costs                                                                      330,934              0
Decrease in prepaid expenses and other assets                                                   136,816              0
Decrease in cash held in escrow                                                               1,740,345              0
Decrease in accounts payable, accrued expenses and other liabilities                         (1,915,199)             0
Decrease in mortgage notes payable                                                           (8,056,171)             0
Decrease in due to local general partners and their affiliates                               (1,206,770)             0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest       519,379              0

Noncash investing activities:

Increase in accounts payable  and other liabilities includes note receivable for
  sale of limited partnership interest                                                      $    40,000    $         0


* Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2005 and 2004, include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 56 and 60 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except three subsidiary partnerships. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management), a 49% limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") and a 89% limited partnership interest in Stop 22 Limited Partnership ("Stop 22") (see Note 3). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 30, 2005, the Partnership has disposed of fourteen of its sixty-two original investments (See Note 3).

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $855,000 and $59,000 and $911,000 and $112,000 for the three and six months ended September 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and 2004 and cash flows for the six months ended September 30, 2005 and 2004. However, the operating results for the six months ended September 30, 2005 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 55 and 1 of the Local Partnerships, respectively as of September 30, 2005. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of September 30, 2005 and March 31, 2005, the Partnership is owed approximately $2,211,000 and $1,892,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to eight Local Partnerships to fund their operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                           Three Months Ended         Six Months Ended
                                                              September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2005         2004*        2005         2004*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  324,750   $  308,750   $  653,500   $  646,000
Expense reimbursement (b)                                   158,555      101,414      279,002      156,094
Local administrative fee (d)                                 18,650       42,250       37,500       63,000
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           501,955      452,414      970,002      865,094
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)         325,309      284,608      663,562      621,007
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  827,264   $  737,022   $1,633,564   $1,486,101
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                           Three Months Ended         Six Months Ended
                                                              September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2005         2004         2005         2004
                                                         ----------   ----------   ----------   ----------
Local administrative fee (d)                             $    3,750   $    6,250   $    7,500   $   12,500
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners             3,750        6,250        7,500       12,500
                                                         ----------   ----------   ----------   ----------

Property management fees incurred to affiliates of the
  Local General Partners (c)                                 97,112      134,685      212,881      261,591
                                                         ----------   ----------   ----------   ----------

Total general and administrative-related parties         $  100,862   $  140,935   $  220,381   $  274,091
                                                         ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,243,000 and $11,045,000 were accrued and unpaid at September 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $567,234 and $545,402 and $1,167,267 and $1,166,652 for the three and six months ended September 30, 2005 and 2004, respectively. Of these fees, $422,421 and $419,293 and $876,443 and $882,598 were incurred to affiliates of the Local General Partners, which includes $97,112 and $134,685 and $212,881 and $261,591 of fees relating to discontinued operations. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the six months ended September 30, 2005, the Partnership has sold its limited partnership interest in six Local Partnerships, the property and the related assets and liabilities of one Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Through September 30, 2005, the Partnership has sold its limited partnership interest in eleven Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On September 20, 2005, the Partnership sold its limited partnership interest in Franklin Elderly Housing Associates ("Franklin") to the Local General Partner for $210,000. The sale will result in a Local General Partner contribution in the amount of approximately $505,000 which will be recognized in the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Franklin. As of the sale date, Franklin had property and equipment, at cost, of approximately $3,047,000, accumulated depreciation of $1,878,000 and mortgage debt of approximately $1,815,000.

On September 20, 2005, the Partnership sold its limited partnership interest in Philipsburg Elderly Housing Associates ("Philipsburg") to the Local General Partner for $20,000. The sale will result in a Local General Partner distribution in the amount of approximately $77,000 which will be recognized in the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Philipsburg. As of the sale date, Philipsburg had property and equipment, at cost, of approximately $4,677,000, accumulated depreciation of approximately $2,827,000 and mortgage debt of approximately $2,498,000.

On September 20, 2005, the Partnership sold its limited partnership interest in Wade D. Mertz Elderly Housing Associates ("Wade") to the Local General Partner for $70,000. The sale will result in a Local General Partner contribution in the amount of approximately $50,000 which will be recognized in the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Wade. As of the sale date, Wade had property and equipment, at cost, of approximately $5,177,000, accumulated depreciation of approximately $3,233,000 and mortgage debt of approximately $2,750,000.

On July 5, 2005, the Partnership sold its limited partnership interest in Glenbrook Associates ("Glenbrook") to the Local General Partner for $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits. The sale will result in a Local General Partner contribution of approximately $158,000 which will be recognized on the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Glenbrook. As of the sale date, Glenbrook had property and equipment, at cost, of approximately $3,033,000, accumulated depreciation of approximately $1,422,000 and mortgage of approximately $1,619,000.

On June 30, 2005, the Partnership sold its limited partnership interest in Barclay Village II, Ltd. ("Barclay") to an unaffiliated party for $175,000. The sale resulted in a gain of approximately $548,000. The sale resulted in the liquidation of Barclay. As of the sale date, Barclay had property and equipment, at cost, of approximately $4,099,000, accumulated depreciation of approximately $2,347,000 and mortgage debt of approximately $2,164,000.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") to an affiliate of the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of approximately $100,000. The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the purchase of 50% of the limited partnership interest is considered sufficient assurance that he will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of September 30, 2005.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $1,066,000 and liabilities of $4,542,000 resulted in a gain of approximately $3,453,000. As of the transfer date, Gentle Pines had property and equipment, at cost, of approximately $797,000, accumulated depreciation of approximately $76,000 and mortgage debt of approximately $3,474,000.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") in exchange for a distribution of approximately $764,000, which was financed by a loan to the Local Partnership by the Local General Partner. During the year ended March 31, 2005, in accordance with SFAS No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The redemption resulted in a Local General Partner capital contribution of approximately $219,000. As of the sale date, Lancashire had property and equipment, at cost, of approximately $7,451,000, accumulated depreciation of approximately $4,012,000 and mortgage debt of approximately $2,315,000.

On April 29, 2005, the property and the related assets and liabilities of Brandywine Court Associates, L.P. ("Brandywine") were sold to an unaffiliated third party for approximately $1,380,000. The sale resulted in a gain of approximately $1,354,000. The sale resulted in the liquidation of Brandywine. As of the sale date, Brandywine had property and equipment, at cost, of approximately $550,000, accumulated depreciation of approximately $78,000 and mortgage debt of approximately $1,363,000.

On April 22, 2005, the Partnership sold 10% of its limited partnership interest in Stop 22 to the Local General Partner for $200,000. The sale resulted in a Local General Partner contribution of approximately $200,000. The Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. There is no guarantee that the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


sale will occur. Since the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the purchase of only 10% of the limited partnership interest is not sufficient assurance that he will purchase the remaining 90% of the limited partnership interest. Therefore, Stop 22 is not classified as an asset held for sale and, therefore, is not included in discontinued operations as of September 30, 2005.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 30, 2005, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Michigan Rural, Philipsburg and Wade were classified as discontinued operations in the Consolidated Financial Statements. As of March 31, 2005, Ashby Apartments LTD ("Ashby"), WPL Associates XXIII ("Benjamin's Corner"), Lancashire, Meredith Apartments ("Meredith"), Michigan Rural and Ritz Apartments LTD ("Ritz") were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets:

                                                                      September 30,     March 31,
                                                                          2005            2005
                                                                      ------------    ------------
Assets
  Property and equipment - less accumulated depreciation of
    $13,073,396 and $7,320,799, respectively                          $  9,276,254    $  4,904,925
  Cash and cash equivalents                                                168,166         640,686
  Cash held in escrow                                                    2,448,151       1,180,726
  Deferred costs, net of accumulated amortization of $76,905 and $0         47,053               0
  Other assets                                                             165,621         103,861
                                                                      ------------    ------------
Total assets                                                          $ 12,105,245    $  6,830,198
                                                                      ============    ============

Liabilities
  Mortgage notes payable                                              $ 13,217,590    $  6,917,348
  Accounts payable and other liabilities                                   380,742         285,741
  Due to local general partners and affiliates                              43,571          25,700
  Due to general partners and affiliates                                    22,130           2,500
  Minority interest                                                     (1,538,216)       (753,139)
                                                                      ------------    ------------
Total liabilities                                                     $ 12,125,817    $  6,478,150
                                                                      ============    ============

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2005, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Philipsburg and Wade, which were all sold during the period ended September 30, 2005, and Michigan Rural, which was classified as an asset held for sale, were all classified as discontinued operations on the Consolidated Financial Statements. For the three and six months ended September 30, 2004 and in order to present comparable results to the three and six months ended September 30, 2005, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Michigan Rural, Philipsburg and Wade were all classified as discontinued operations. In addition, Ashby, Benjamin's Corner, Meredith and Ritz, which were sold during the year ended March 31, 2005, were all classified as discontinued operations on the Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                         Three Months Ended           Six Months Ended
                                                            September 30,               September 30,
                                                      -------------------------   -------------------------
                                                          2005          2004          2005         2004
                                                      -----------   -----------   -----------   -----------
Revenues

Rental income                                         $ 1,339,829   $ 1,949,844   $ 3,047,006   $ 3,946,685
Other                                                      30,729       235,953       110,351       316,951
Gain on sale of properties                              5,320,533             0     5,320,533             0
                                                      -----------   -----------   -----------   -----------
Total revenue                                           6,691,091     2,185,797     8,477,890     4,263,636
                                                      -----------   -----------   -----------   -----------

Expenses

General and administrative                                231,355       357,097       536,444       740,186
General and administrative-related parties (Note 2)       100,862       140,935       220,381       274,091
Repairs and maintenance                                   220,031       217,072       423,073       465,455
Operating                                                 175,663       249,071       481,298       541,603
Real estate taxes                                         155,859       180,411       326,361       368,951
Insurance                                                  73,703        97,893       181,540       214,646
Interest                                                  318,594       471,207       712,262       981,571
Depreciation and amortization                             296,595       427,981       640,623       815,261
                                                      -----------   -----------   -----------   -----------

Total expenses                                          1,572,662     2,141,668     3,521,982     4,401,764
                                                      -----------   -----------   -----------   -----------

Income (loss) before minority interest                  5,118,429        44,129     4,955,908      (138,128)
Minority interest in loss of subsidiaries from
  discontinued operations                                 922,724         6,384       924,294         5,794
                                                      -----------   -----------   -----------   -----------
Total income loss from discontinued operations
  (including gain on sale of properties)              $ 6,041,153   $    50,513   $ 5,880,202   $  (132,334)
                                                      ===========   ===========   ===========   ===========

Income (loss) - limited partners from discontinued
  operations                                          $ 5,980,742   $    50,008   $ 5,821,400   $  (131,011)
                                                      ===========   ===========   ===========   ===========

Number of BACs outstanding                              139,101.5     139,101.5     139,101.5     139,101.5
                                                      ===========   ===========   ===========   ===========

Income (loss) discontinued operations per BAC         $     43.00   $      0.36   $     41.85   $     (0.94)
                                                      ===========   ===========   ===========   ===========


Cash flows from Discontinued Operations:
                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                      2005         2004
                                                                                  -----------   -----------
Net cash used in operating activities                                             $  (723,020)  $ (1,400,88)
                                                                                  -----------   -----------
Net cash provided by investing activities                                         $ 2,540,773   $   574,716
                                                                                  -----------   -----------
Net cash used in financing activities                                             $(1,524,907)  $  (555,725)
                                                                                  -----------   -----------


Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.

a)  Subsidiary Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $56,350,009, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Management anticipates that River Place will be unable to make all of the required debt service payments during 2005. As of September 30, 2005, GRS has made all the debt service payments on behalf of River Place. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place.

The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both September 30, 2005 and 2004. The net loss after minority interest for River Place amounted to approximately $1,843,000 and $1,681,000 for the six months ended September 30, 2005 and 2004, respectively.

Brandywine Court Associates, L.P. ("Brandywine")
------------------------------------------------
Brandywine has had recurring net losses and continues to have a substantial working capital deficit. Furthermore, Brandywine's management continues to anticipate that the property will need a new roof in the near future, the cost of which is expected to exceed $150,000. Also, Brandywine's Housing Assistance Payments Contract expires in 2005 and there can be no assurance that it will be renewed. Brandywine's management has determined that the property is not eligible for financial relief from the United States Department of Housing and Urban Development ("HUD"), since the property would require relief of debt in excess of the parameters allowed. The Partnership's investment in Brandywine has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both September 30, 2005 and 2004. The net income
(loss) after minority interest for Brandywine amounted to approximately $1,336,000 and ($32,000) for the six months ended September 30, 2005 and 2004, respectively. Brandywine was sold on April 29, 2005 (see Note 3).

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
Gentle Pines has had recurring net losses and continues to have a substantial working capital deficit. The apartment units are no longer supported by project-based housing subsidies. Gentle Pines has made no payments on its mortgage since May 2004. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2005 and 2004. The net income (loss) after minority interest for Gentle Pines amounted to approximately $3,287,000 and ($134,000) for the six months ended September 30, 2005 and 2004, respectively. On May 6, 2005, Gentle Pines transferred the deed to the property and the related assets and liabilities in lieu of foreclosure (see Note 3).

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss during the current period and has incurred a partner's deficit since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has implemented expense reduction and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With interest rates at record lows, more people are purchasing housing instead of renting. In the interim, the Local General Partner is funding the deficit. It is unclear whether Citrus Meadows will be successful in accomplishing these objectives. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2005 and 2004. The net loss after minority interest amounted to approximately $303,000 and $315,000 for the six months ended September 30, 2005 and 2004, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At September 30, 2005, Jefferson's current liabilities exceeded its current assets by over $176,000. However, approximately $74,000 of current liabilities at September 30, 2005 are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2005 and 2004. The net loss after minority interest for Jefferson amounted to approximately $97,000 and $82,000 for the six months ended September 30, 2005 and 2004, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The limited partners have made assertions that they will continue to fund cash flow shortfalls as they have in the past. For the six months ended September 30, 2005 and 2004, $20,000 and $25,000 has been advanced to Manhattan A. Through September 30, 2005, approximately $417,000 has been advanced to Manhattan A. The Partnership's investment in Manhattan A was approximately $659,000 at September 30, 2005 and the minority interest for Manhattan A was $0 at both September 30, 2005 and 2004. The net loss after minority interest for Manhattan A amounted to approximately $95,000 and $76,000 for the six months ended September 30, 2005 and 2004, respectively.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation ("FDIC") up to $100,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

d)  Tax Credits

A portion of low income housing tax credits ("Tax Credits") are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer's interest in the Property at any time during the 15-year period (the "Compliance Period") commencing at the beginning of the period that entitles qualified BACs holders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit period for each Local Partnership had expired. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

e)  Other

The Partnership has identified one property located in the areas affected by Hurricane Katrina in September of 2005 that sustained major damage. The property is close to the end of its tax credit compliance period and has third-party debt. The Partnership is determining the level of insurance coverage. Currently the Partnership does not expect that there will be financial exposure related to the property.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of September 30, 2005 no more than 21% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 05-4 to have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $170,000 of the purchase price remains to be paid (which includes approximately $160,000 held in escrow). As of September 30, 2005, the Partnership has sold its limited partnership interest in eleven Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. See Note 3 for discussion of Sale of Properties.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the six months ended September 30, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $26,000 and $24,000, respectively. In addition, during the six months ended September 30, 2005 and 2004, distributions from sales of the Local Partnerships amounted to approximately $764,000 and $0. Additionally, during the six months ended September 30, 2005 and 2004, the Partnership received approximately $1,838,000 and $691,000 of proceeds from sales.

During the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $146,000. This decrease was attributable to acquisitions of property and equipment ($351,000), principal payments on mortgage notes payable ($2,879,000), an increase in cash held in escrow relating to investing activities ($111,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($517,000) and an increase in deferred costs ($17,000), which exceeded proceeds from sale of properties ($1,838,000), an increase in accounts payable and other liabilities relating to investing activities ($360,000) and net cash provided by operating activities ($1,530,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($4,787,000), an increase in due to debt guarantor ($2,197,000) and a gain on sale of properties ($5,321,000).

The Partnership has a working capital reserve of approximately $615,000 at September 30, 2005.

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,437,408 and $4,396,063 and $8,801,341 and $8,514,861, respectively.

Accounts payable and other liabilities as of September 30, 2005 and March 31, 2005 was $6,436,116 and $5,393,345, respectively which includes $281,000 and $0 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2005 and March 31, 2005 was $17,381,208 and $17,012,106, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $11,243,000 and $11,045,000 were accrued and unpaid at September 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

In accordance with SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the six months ended September 30, 2005, the Partnership has not recorded any loss on impairment of assets. Through September 30, 2005, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of September 30, 2005 are: Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Michigan Rural, Philipsburg and Wade (see Notes 5 and 7).

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

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 5% and 4% for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in occupancy at two Local Partnerships, increase in store and commercial income at a third Local Partnership and rental rate increases at the other Local Partnerships.

Other income decreased approximately $151,000 for both the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to the write off of certain payables in 2004 at one Local Partnership.

Total expenses, excluding general and administrative-related parties and operating remained fairly consistent with a decrease of approximately 2% and an increase of approximately 2% for the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

General and administrative-related parties increased approximately $90,000 and $147,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements at the Partnership level.

Operating expense increased approximately $81,000 and $145,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to increase in gas costs at two Local Partnerships and a water and sewer credit in the prior year at a third Local Partnership.

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

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                                   By:  RELATED CREDIT PROPERTIES III L.P.,
                                        a General Partner


                                        By: Related Credit Properties III Inc.,
                                            its General Partner


Date: November 4, 2005
      ----------------

                                            By:  /s/ Alan P. Hirmes
                                                 -----------------
                                                 Alan P. Hirmes,
                                                 Director, President,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer


Date: November 4, 2005
      ----------------

                                            By:  /s/ Glenn F. Hopps
                                                 ------------------
                                                 Glenn F. Hopps,
                                                 Treasurer
                                                 (Principal Accounting Officer)


                                   By:  LIBERTY GP III INC.,
                                        a General Partner


Date: November 4, 2005
      ----------------

                                        By:  /s/ Alan P. Hirmes
                                             -----------------
                                             Alan P. Hirmes,
                                             Director, President,
                                             Chief Executive Officer
                                             and Chief Financial Officer


Date: November 4, 2005
      ----------------

                                        By:  /s/ Glenn F. Hopps
                                             ------------------
                                             Glenn F. Hopps,
                                             Treasurer
                                             (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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


         Date: November 4, 2005
               ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     -----------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     November 4, 2005