Form 10-Q
period 2005-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2006-02-03
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              December 31,      March 31,
                                                                                  2005             2005
                                                                             -------------    -------------
                                                                              (Unaudited)       (Audited)
                                                      ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $113,118,585 and $121,873,369, respectively                          $ 127,579,928    $ 145,904,381
   Cash and cash equivalents                                                     3,853,133        2,959,570
   Cash held in escrow                                                           9,864,313       12,225,370
   Deferred costs, net of accumulated amortization of $2,045,755
     and $2,240,511, respectively                                                2,043,159        2,528,664
   Other assets                                                                  2,895,085        2,865,646
                                                                             -------------    -------------

Total operating assets                                                         146,235,618      166,483,631
                                                                             -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated depreciation
     of $6,633,321 and $7,320,799                                                5,641,106        4,904,925
   Net assets held for sale                                                        688,810        1,925,273
                                                                             -------------    -------------
Total assets from discontinued operations                                        6,329,916        6,830,198
                                                                             -------------    -------------

Total assets                                                                 $ 152,565,534    $ 173,313,829
                                                                             =============    =============

                                         LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                    $ 139,644,411    $ 159,944,368
   Due to debt guarantor                                                        57,204,258       54,153,086
   Accounts payable and other liabilities                                        6,288,224        5,393,345
   Accrued interest payable                                                     17,574,444       17,012,106
   Security deposit payable                                                      1,299,224        1,455,489
   Due to local general partners and affiliates                                 11,150,678       12,589,346
   Due to general partners and affiliates                                       13,131,192       12,898,094
                                                                             -------------    -------------

Total operating liabilities                                                    246,292,431      263,445,834
                                                                             -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                                7,269,560        6,917,348
   Net liabilities held for sale including minority interest                       762,544         (439,198)
                                                                             -------------    -------------
Total liabilities from discontinued operations                                   8,032,104        6,478,150
                                                                             -------------    -------------

Minority interest                                                                  (22,727)      (1,476,100)
                                                                             -------------    -------------

Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                    (99,483,454)     (92,947,257)
   General Partners                                                             (2,252,820)      (2,186,798)
                                                                             -------------    -------------

Total partners' deficit                                                       (101,736,274)     (95,134,055)
                                                                             -------------    -------------

Total liabilities and partners' deficit                                      $ 152,565,534    $ 173,313,829
                                                                             =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        December 31,                    December 31,
                                                ----------------------------    ----------------------------
                                                    2005            2004*           2005            2004*
                                                ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                   $  6,395,467    $  6,329,476    $ 19,337,251    $ 18,728,613
Other                                                307,952         259,080         777,028         854,355
                                                ------------    ------------    ------------    ------------
Total Revenues                                     6,703,419       6,588,556      20,114,279      19,582,968
                                                ------------    ------------    ------------    ------------

Expenses
General and administrative                         1,557,910       1,636,839       4,664,982       4,640,662
General and administrative-related parties
  (Note 2)                                           739,439         736,870       2,356,592       2,190,183
Operating                                            708,019         662,949       2,332,437       2,183,029
Repairs and maintenance                            1,201,440       1,096,570       3,541,400       3,329,687
Real estate taxes                                    381,051         371,320       1,142,161       1,117,136
Insurance                                            401,990         397,259       1,252,017       1,268,644
Interest                                           2,775,012       2,864,331       8,460,480       8,421,401
Depreciation and amortization                      2,011,310       2,036,015       6,063,697       6,045,728
                                                ------------    ------------    ------------    ------------

Total expenses                                     9,776,171       9,802,153      29,813,766      29,196,470
                                                ------------    ------------    ------------    ------------

Loss from operations before minority interest     (3,072,752)     (3,213,597)     (9,699,487)     (9,613,502)

Minority interest in (income) loss of
  subsidiary partnerships from operations         (1,649,884)         66,075      (3,334,998)        193,855
                                                ------------    ------------    ------------    ------------

Loss from operations                              (4,722,636)     (3,147,522)    (13,034,485)     (9,419,647)

Discontinued operations:
Income from discontinued operations
  (including gain (loss) on sale of
  properties and minority interest)                  610,674       2,022,422       6,432,266       1,849,998
                                                ------------    ------------    ------------    ------------

Net loss                                        $ (4,111,962)   $ (1,125,100)   $ (6,602,219)   $ (7,569,649)
                                                ============    ============    ============    ============

Loss from operations-limited partners           $ (4,675,410)   $ (3,116,047)   $(12,904,140)   $ (9,325,451)
Income from discontinued operations - limited
  partners                                           604,657       2,002,198       6,367,943       1,831,498
                                                ------------    ------------    ------------    ------------

Net loss - limited partners                     $ (4,070,842)   $ (1,113,849)   $ (6,536,197)   $ (7,493,952)
                                                ============    ============    ============    ============

Number of BACs outstanding                         139,101.5       139,101.5       139,101.5       139,101.5
                                                ============    ============    ============    ============

Loss from operations per BAC                    $     (33.61)   $     (22.40)   $     (92.77)   $     (67.04)
Income from discontinued operations per BAC             4.34           14.39           45.78           13.16
                                                ------------    ------------    ------------    ------------

Net loss per BAC                                $     (29.27)   $      (8.01)   $     (46.99)   $     (53.88)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                    Limited         General
                                                      Total         Partners        Partners
                                                 --------------   ------------    ------------
Partners' deficit - April 1, 2005                $  (95,134,055)  $(92,947,257)   $ (2,186,798)

Net loss - nine months ended December 31, 2005       (6,602,219)    (6,536,197)        (66,022)
                                                 --------------   ------------    ------------

Partners' deficit - December 31, 2005            $ (101,736,274)  $(99,483,454)   $ (2,252,820)
                                                 ==============   ============    ============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                         ----------------------------
                                                                             2005            2004*
                                                                         ------------    ------------
Cash flows from operating activities:

Net loss                                                                 $ (6,602,219)   $ (7,569,649)
                                                                         ------------    ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:

Gain on sale of properties                                                 (5,201,544)     (2,124,097)
Depreciation and amortization                                               7,008,059       7,383,000
Minority interest in income (loss) of subsidiaries                          1,539,678        (199,616)
Increase in accounts payable  and other liabilities                         2,529,032       3,062,179
Increase in accrued interest payable                                        1,191,398       1,478,873
Decrease in security deposits payable                                         (66,090)        (53,122)
Increase in cash held in escrow                                              (451,346)     (1,244,491)
Increase in other assets                                                     (583,481)       (275,980)
Increase in due to general partners and affiliates                            399,007         391,252
Increase in due to local general partners and affiliates                      647,786         284,863
Decrease in due to local general partners and affiliates                     (815,453)       (458,176)
Increase in due to debt guarantor                                           3,051,172       2,970,941
                                                                         ------------    ------------
Total adjustments                                                           9,248,218      11,215,626
                                                                         ------------    ------------

Net cash provided by operating activities                                   2,645,999       3,645,977
                                                                         ------------    ------------

Cash flows from investing activities:

Acquisitions of property and equipment                                       (577,352)     (1,118,777)
Net proceeds from sale of properties                                        2,197,888         840,642
Increase in accounts payable and other  liabilities from deferred
  revenue on sale of limited partnership interests                                 90               0
Increase in cash held in escrow                                               (24,184)        (10,637)
                                                                         ------------    ------------

Net cash provided by (used in) investing activities                         1,596,442        (288,772)
                                                                         ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                               (3,398,936)     (3,124,972)
Increase in deferred costs                                                    (16,790)              0
Decrease in due to local general partners and affiliates                            0          (2,438)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                       (556,213)       (251,672)
                                                                         ------------    ------------

Net cash used in financing activities                                      (3,971,939)     (3,379,082)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                          270,502         (21,877)

Cash and cash equivalents at beginning of period                            3,600,256       3,656,322
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $  3,870,758    $  3,634,445
                                                                         ============    ============

Summarized below are the components of the gain on sale of properties:

Decrease in property and equipment, net of accumulated depreciation      $ 11,280,199    $  1,957,658
Decrease in deferred costs                                                    376,701               0
Decrease in prepaid expenses and other assets                                 358,906          45,848
Decrease in cash held in escrow                                             3,648,085          90,013
Decrease in accounts payable and other liabilities                         (1,472,300)       (888,921)
Decrease in accrued interest payable                                         (474,927)       (353,855)
Decrease in security deposits payable                                        (123,142)        (37,608)
Decrease in mortgage notes payable                                        (16,548,809)     (2,018,014)
Decrease in due to local general partners and their affiliates             (1,208,995)         (3,576)
Decrease in due to general partners and affiliates                             (6,250)        (75,000)
Decrease in capitalization of consolidated  subsidiaries attributable
  to minority interest                                                      1,166,876               0

Noncash investing activities:

Increase in accounts payable  and other liabilities includes note
  receivable for sale of limited partnership interest                    $     40,000    $          0

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2005 and 2004, include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 56 and 60 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in each subsidiary partnership except three subsidiary partnerships. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management), a 49% limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") and a 89% limited partnership interest in Stop 22 Limited Partnership ("Stop 22") (see Note 4). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 31, 2005, the Partnership has disposed of fifteen of its sixty-two original investments (See Note 4). Subsequently, the Partnership has sold its limited partnership interest in one additional Local Partnership and has entered into a purchase and sale agreement for another Local Partnership (see Note 8).

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $929,000 and $25,000 and $1,839,000 and $136,000 for the three and nine months ended December 31, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004. However, the operating results for the nine months ended December 31, 2005 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 55 and 1 of the Local Partnerships, respectively as of December 31, 2005. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of December 31, 2005 and March 31, 2005, the Partnership is owed approximately $2,455,000 and $1,892,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to seven Local Partnerships to fund their operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                         Three Months Ended        Nine Months Ended
                                                            December 31,              December 31,
                                                      -----------------------   -----------------------
                                                         2005         2004*        2005         2004*
                                                      ----------   ----------   ----------   ----------
Partnership management fees (a)                       $  287,750   $  257,250   $  941,250   $  903,250
Expense reimbursement (b)                                132,246      121,825      411,248      277,919
Local administrative fee (d)                              16,000       17,489       47,750       53,041
                                                      ----------   ----------   ----------   ----------
Total general and administrative-General Partners        435,996      396,564    1,400,248    1,234,210
                                                      ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)      303,443      340,306      956,344      955,973
                                                      ----------   ----------   ----------   ----------
Total general and administrative-related parties      $  739,439   $  736,870   $2,356,592   $2,190,183
                                                      ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                         Three Months Ended     Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $  6,625   $  9,125   $ 19,875   $ 27,375
                                                         --------   --------   --------   --------
Total general and administrative-General Partners           6,625      9,125     19,875     27,375
                                                         --------   --------   --------   --------

Property management fees incurred to affiliates of the
  Local General Partners (c)                               49,806    127,469    273,348    394,400
                                                         --------   --------   --------   --------

Total general and administrative-related parties         $ 56,431   $136,594   $293,223   $421,775
                                                         ========   ========   ========   ========


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,531,000 and $11,045,000 were accrued and unpaid at December 31, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $500,050 and $600,241 and $1,667,317 and $1,766,893 for the three and nine months ended December 31, 2005 and 2004, respectively. Of these fees, $353,249 and $467,775 and $1,229,692 and $1,350,373 were incurred to affiliates of the Local General Partners, which includes $49,806 and $127,469 and $273,348 and $394,400 of fees relating to discontinued operations. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 3 - Mortgage Notes Payable

Las Camelias Limited Partnership ("Las Camelias")
-------------------------------------------------
On December 30, 2005, Las Camelias obtained a second mortgage loan in the amount of $950,000. The new mortgage matures on January 1, 2007 and bears interest at the rate of 7.25% per annum. Financing costs of approximately $57,000 were incurred. The second mortgage resulted in a distribution from Las Camelias to the Partnership of approximately $875,000. Subsequently, on January 4, 2006, Las Camelias was sold. (see Note 8).


Note 4 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the nine months ended December 31, 2005, the Partnership has sold its limited partnership interest in seven Local Partnerships, the property and the related assets and liabilities of one Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Through December 31, 2005, the Partnership has sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Subsequently, on January 4, 2006, the Partnership sold its limited partnership interest in one Local Partnership (see Note 8). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 16, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Affordable Flatbush Associates ("Affordable Flatbush") to an unaffiliated third party purchaser for a purchase price of $1,700,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. Affordable Flatbush is being held as an asset held for sale as of December 31, 2005. As of December 31, 2005, Affordable Flatbush had property and equipment, at cost, of approximately $2,792,000, accumulated depreciation of approximately $1,632,000 and mortgage debt of approximately $1,236,000.

On December 16, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Site H Development Co. ("Site H") to an unaffiliated third party purchaser for a purchase price of $1,200,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. Site H is being held as an asset held for sale as of December 31, 2005. As of December 31, 2005, Site H had property and equipment, at cost, of approximately $1,346,000, accumulated depreciation of approximately $770,000 and mortgage debt of approximately $523,000.

On December 14, 2005, the Partnership sold the property and the related assets and liabilities of Prairie Glen Apartments ("Prairie Glen") (one of the properties owned by Michigan Rural Housing Limited Partnership ("Michigan Rural")) to an unaffiliated party for approximately $1,617,000. The sale will result in a gain of approximately $786,000 which will be recognized in the Partnership's 10-K for the year ended March 31, 2006. As of the sale date, Prairie Glen had property and equipment, at cost, of approximately $1,658,000, accumulated depreciation of approximately $894,000 and mortgage debt of approximately $1,321,000.

On December 14, 2005, the Partnership sold its limited partnership interest in RBM Associates/Spring Garden ("Spring Garden") to an unaffiliated party for $100. The sale will result in a gain of approximately $7,000 which will be recognized in the Partnership's 10-K dated March 31, 2006 and the liquidation of Spring Garden. As of the sale date, Spring Garden had property and equipment, at cost, of approximately $1,605,000, accumulated depreciation of approximately $604,000 and mortgage debt of approximately $975,000.

On September 20, 2005, the Partnership sold its limited partnership interest in Franklin Elderly Housing Associates ("Franklin") to the Local General Partner for $210,000. The sale resulted in a Local General Partner contribution of approximately $531,000 and the liquidation of Franklin. As of the sale date, Franklin had property and equipment, at cost, of approximately $3,038,000, accumulated depreciation of $1,903,000 and mortgage debt of approximately $1,792,000.

On September 20, 2005, the Partnership sold its limited partnership interest in Philipsburg Elderly Housing Associates ("Philipsburg") to the Local General Partner for $20,000. The sale resulted in a Local General Partner distribution in the amount of approximately $67,000 and the liquidation of Philipsburg. As of the sale date, Philipsburg had property and equipment, at cost, of approximately $4,677,000, accumulated depreciation of approximately $2,864,000 and mortgage debt of approximately $2,466,000.

On September 20, 2005, the Partnership sold its limited partnership interest in Wade D. Mertz Elderly Housing Associates ("Wade") to the Local General Partner for $70,000. The sale resulted in a Local General Partner contribution in the amount of approximately $71,000 and the liquidation of Wade. As of the sale date, Wade had property and equipment, at cost, of approximately $5,170,000, accumulated depreciation of approximately $3,275,000 and mortgage debt of approximately $2,717,000.

On July 5, 2005, the Partnership sold its limited partnership interest in Glenbrook Associates ("Glenbrook") to the Local General Partner for $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits. The sale resulted in a Local General Partner contribution of approximately $152,000, which includes the $40,000 note receivable recorded as deferred revenue and the liquidation of Glenbrook. As of the sale date, Glenbrook had property and equipment, at cost, of approximately $3,033,000, accumulated depreciation of approximately $1,611,000 and mortgage of approximately $1,619,000.

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

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of approximately $100,000. The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the purchase of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of December 31, 2005.

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

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") in exchange for a distribution to the Partnership of approximately $764,000, which was financed by a loan to the Local Partnership by the Local General Partner. During the year ended March 31, 2005, in accordance with Statement of Financial Accounting Standards No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The redemption resulted in a Local General Partner capital contribution of approximately $220,000. As of the sale date, Lancashire had property and equipment, at cost, of approximately $7,451,000, accumulated depreciation of approximately $4,012,000 and mortgage debt of approximately $2,315,000.

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

On April 22, 2005, the Partnership sold 10% of its limited partnership interest in Stop 22 to the Local General Partner for $200,000. The sale resulted in a Local General Partner contribution of approximately $200,000. The Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. Since the Local General Partner had not fully committed to purchasing the remaining limited partner interest, the purchase of only 10% of the limited partnership interest is not sufficient assurance that it will purchase the remaining 90% of the limited partnership interest. Therefore, Stop 22 is not classified as an asset held for sale and, therefore, is not included in discontinued operations as of December 31, 2005. Subsequently, the Local General Partner exercised its option to buy the remaining interest, and it is expected to be sold by February 28, 2006. There is no guarantee that the sale will occur.

On October 7, 2004, the Partnership's limited partnership interest in Ashby Apartments, Ltd. ("Ashby") was sold to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000 which was recognized in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005. The sale resulted in the liquidation of Ashby. As of the sale date, Ashby had property and equipment, at cost, of approximately $716,000, accumulated depreciation of approximately $337,000 and mortgage debt of approximately $300,000.

On October 7, 2004, the Partnership's limited partnership interest in Meredith Apartments ("Meredith") was sold to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000 which was recognized in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005. The sale resulted in the liquidation of Meredith. As of the sale date, Meredith had property and equipment, at cost, of approximately $1,490,000, accumulated depreciation of approximately $820,000 and mortgage debt of approximately $520,000.

On October 7, 2004, the Partnership's limited partnership interest in Ritz Apartments LTD. ("Ritz") was sold to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000 which was recognized in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005. The sale resulted in the liquidation of Ritz. As of the sale date, Ritz had property and equipment, at cost, of approximately $672,000, accumulated depreciation of approximately $345,000 and mortgage debt of approximately $300,000.

On July 15, 2004, the Partnership's limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") was sold to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000. The sale resulted in the liquidation of Benjamin's Corner. As of the sale date, Benjamin's Corner had property and equipment, at cost, of approximately$3,838,000, accumulated depreciation of approximately $2,069,000 and mortgage debt of approximately $2,018,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of December 31, 2005, Affordable Flatbush, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Michigan Rural, Philipsburg, Site H, Spring Garden and Wade were classified as discontinued operations in the Consolidated Financial Statements. As of March 31, 2005, Ashby, Benjamin's Corner, Lancashire, Meredith, Michigan Rural and Ritz were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets:

                                                                      December 31,    March 31,
                                                                         2005            2005
                                                                      -----------    -----------
Assets
  Property and equipment - less accumulated depreciation of
    $6,633,321 and $7,320,799, respectively                           $ 5,641,106    $ 4,904,925
  Cash and cash equivalents                                                17,625        640,686
  Cash held in escrow                                                     369,228      1,180,726
  Deferred costs, net of accumulated amortization of $38,149 and $0         2,959              0
  Other assets                                                            298,998        103,861
                                                                      -----------    -----------
Total assets                                                          $ 6,329,916    $ 6,830,198
                                                                      ===========    ===========

Liabilities
  Mortgage notes payable                                              $ 7,269,560    $ 6,917,348
  Accounts payable and other liabilities                                  568,850        285,741
  Due to local general partners and affiliates                             87,706         25,700
  Due to general partners and affiliates                                  162,159          2,500
  Minority interest                                                       (56,171)      (753,139)
                                                                      -----------    -----------
Total liabilities                                                     $ 8,032,104    $ 6,478,150
                                                                      ===========    ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2005, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Philipsburg, Spring Garden and Wade, which were all sold during the period ended December 31, 2005, and Affordable Flatbush, Michigan Rural and Site H, which were classified as assets held for sale, were all classified as discontinued operations on the Consolidated Financial Statements. For the three and nine months ended December 31, 2004 and in order to present comparable results to the three and nine months ended December 31, 2005, Affordable Flatbush, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Michigan Rural, Philipsburg, Site H, Spring Garden and Wade were all classified as discontinued operations. In addition, Ashby, Benjamin's Corner, Meredith and Ritz, which were sold during the year ended
March 31, 2005, were all classified as discontinued operations on the Consolidated Financial Statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                             Three Months Ended           Nine Months Ended
                                                                December 31,                 December 31,
                                                         --------------------------   -------------------------
                                                             2005           2004          2005          2004
                                                         -----------    -----------   -----------   -----------
Revenues

Rental income                                            $   898,291    $ 1,884,281   $ 4,173,419   $ 6,036,793
Other                                                         38,179        212,836       149,147       530,517
(Loss) gain on sale of properties                           (118,989)     2,124,097     5,201,544     2,124,097
                                                         -----------    -----------   -----------   -----------
Total revenue                                                817,481      4,221,214     9,524,110     8,691,407
                                                         -----------    -----------   -----------   -----------

Expenses

General and administrative                                   163,039        397,509       734,258     1,173,588
General and administrative-related parties (Note 2)           56,431        136,594       293,223       421,775
Operating                                                    146,927        300,685       692,415       866,005
Repairs and maintenance                                      188,916        235,036       629,774       722,566
Real estate taxes                                             87,560        176,344       415,031       546,357
Insurance                                                     40,256        120,935       247,694       361,154
Interest                                                     185,108        405,785       930,408     1,418,450
Depreciation and amortization                                209,779        426,003       944,361     1,337,275
                                                         -----------    -----------   -----------   -----------

Total expenses                                             1,078,016      2,198,891     4,887,164     6,847,170
                                                         -----------    -----------   -----------   -----------

(Loss) income before minority interest                      (260,535)     2,022,323     4,636,946     1,844,237
Minority interest in loss of subsidiaries from
  discontinued operations                                    871,209             99     1,795,320         5,761
                                                         -----------    -----------   -----------   -----------
Total income from discontinued operations (including
  gain (loss) on sale of properties)                     $   610,674    $ 2,022,422   $ 6,432,266   $ 1,849,998
                                                         ===========    ===========   ===========   ===========

Income - limited partners from discontinued operations   $   604,567    $ 2,002,198   $ 6,367,943   $ 1,831,498
                                                         ===========    ===========   ===========   ===========

Number of BACs outstanding                                 139,101.5      139,101.5     139,101.5     139,101.5
                                                         ===========    ===========   ===========   ===========

Income discontinued operations per BAC                   $      4.34    $     14.39   $     45.78   $     13.16
                                                         ===========    ===========   ===========   ===========



Cash flows from Discontinued Operations:
                                                                                          Nine Months Ended
                                                                                             December 31,
                                                                                      -------------------------
                                                                                          2005          2004
                                                                                      -----------   -----------
Net cash used in operating activities                                                 $  (673,703)   $(1,024,283)
                                                                                      -----------    -----------
Net cash provided by investing activities                                             $ 2,695,612    $   715,553
                                                                                      -----------    -----------
Net cash used in financing activities                                                 $(2,988,789)   $  (805,239)
                                                                                      -----------    -----------

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.

a)  Subsidiary Partnerships

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, unless certain events occur, through February 1, 2006. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $57,204,258, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


As of December 31, 2005, GRS has made all the debt service payments on behalf of River Place. However, there is no guarantee that GRS, or any other persons, will continue to make these payments on behalf of River Place. Subsequent to February 2006, GRS may exercise its right to foreclose.

The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both December 31, 2005 and 2004. The net loss after minority interest for River Place amounted to approximately $2,779,000 and $2,618,000 for the nine months ended December 31, 2005 and 2004, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
Citrus Meadows incurred a net loss during the current period and has incurred a partner's deficit since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has implemented expense reduction and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With interest rates at record lows, more people are purchasing housing instead of renting. In the interim, the Local General Partner is funding the deficit. It is unclear whether Citrus Meadows will be successful in accomplishing these objectives. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both December 31, 2005 and 2004. The net loss after minority interest amounted to approximately $408,000 and $460,000 for the nine months ended December 31, 2005 and 2004, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2005, Jefferson's current liabilities exceeded its current assets by over $183,000. However, approximately $78,000 of current liabilities at December 31, 2005 are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both December 31, 2005 and 2004. The net loss after minority interest for Jefferson amounted to approximately $139,000 and $137,000 for the nine months ended December 31, 2005 and 2004, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The Partnership has made assertions that they will continue to fund cash flow shortfalls as they have in the past. For the nine months ended December 31, 2005 and 2004, $37,000 and $74,000 has been advanced to Manhattan A. Through December 31, 2005, approximately $434,000 has been advanced to Manhattan A. The Partnership's investment in Manhattan A was approximately $669,000 at December 31, 2005 and the minority interest for Manhattan A was $0 at both December 31, 2005 and 2004. The net loss after minority interest for Manhattan A amounted to approximately $86,000 and $115,000 for the nine months ended December 31, 2005 and 2004, respectively.

Site H Development Co. ("Site H")
---------------------------------
The Partnership has not been provided with the Site H audited financial statements for fiscal years 2005 and 2004 and as such has used estimates for the financial results of Site H in the Partnership's Consolidated Financial Statements for both years.

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

d)  Tax Credits

A portion of low income housing tax credits ("Tax Credits") are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the property, or (3) there is a reduction in the taxpayer's interest in the property at any time during the 15-year period (the "Compliance Period") commencing at the beginning of the period that entitles qualified BACs holders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


expired.  As of December 31,  2005,  the  Compliance  Period for 38 of the Local
Partnerships  had  expired.   None  of  the  Local  Partnerships  in  which  the
Partnership has acquired an interest has suffered an event of recapture.

e)  Other

The Partnership has identified one property located in the areas affected by Hurricane Katrina in September 2005 that sustained major damage and has remained completely vacant since then. The local general partner is still evaluating whether the property will be rebuilt or not. The property is close to the end of its Compliance Period and has third-party debt. The Partnership anticipates that the insurance proceeds will be sufficient to payoff all debt. Currently, the Partnership does not expect that there will be financial exposure related to the Partnership. The Partnership's investment in the Local Partnership at December 31, 2005 is approximately $519,000 and the property and equipment net of accumulated depreciation is approximately $3,175,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of December 31, 2005 no more than 21% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

In order for certain subsidiary partnerships to qualify for the partial tax exemption program under Section 421A Program and the Inclusionary Zoning Program, they are subject to certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants' incomes, the obligation to operate the Property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain subsidiary partnerships obtained grants from local authorities to fund construction costs of the properties and in order to qualify must maintain the low-income nature of the property, among other provisions.


Note 7 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154
requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 05-4 has not had a material effect on the Partnership's consolidated financial statements.


Note 8 - Subsequent Events

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camilias to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale will result in a Local General Partner contribution of approximately $2,086,000 which will be recognized on the Partnership's Form 10-Q for the period ended June 30, 2006. The sale will result in the liquidation of Las Camilias. As of the sale date, Las Camilias had property and equipment, at cost, of approximately $10,057,000, accumulated depreciation of approximately $5,008,000 and mortgage debt of approximately $6,707,000.

On January 13, 2006, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Broadhurst
Willows, L.P. ("Broadhurst") to an unaffiliated third party purchaser for a purchase price of $5,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. An expected closing could occur in April 2006. No assurance can be given that the sale will actually occur. Broadhurst will be classified as an asset held for sale as of the year ended March 31, 2006. As of September 30, 2005, Broadhurst had property and equipment, at cost, of approximately $5,485,000 and accumulated depreciation of approximately $3,398,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $68,000 of the purchase price remains to be paid (which includes approximately $58,000 held in escrow). As of December 31, 2005, the Partnership sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. See Note 4 for a discussion of Sale of Properties. Subsequently, the Partnership sold its limited partnership interest in one Limited Partnership and has entered into a purchase and sale agreement for another Local Partnership (see Note 8).

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the nine months ended December 31, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $26,000 and $24,000, respectively. In addition, during the nine months ended December 31, 2005 and 2004, distributions from sales of the Local Partnerships amounted to approximately $950,000 and $0. Additionally, during the nine months ended December 31, 2005 and 2004, the Partnership received approximately $835,000 and $841,000 of proceeds from sales.

During the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $271,000. This increase was attributable to net cash provided by operating activities ($2,646,000) and proceeds from sale of properties ($2,198,000) which exceeded acquisitions of property and equipment ($577,000), principal payments on mortgage notes payable ($3,399,000), an increase in cash held in escrow relating to investing activities ($24,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($556,000) and an increase in deferred costs ($17,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($7,008,000), an increase in due to debt guarantor ($3,051,000) and a gain on sale of properties ($5,202,000).

The Partnership has a working capital reserve of approximately $287,000 at December 31, 2005.

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,250,410 and $4,164,937 and $12,932,997 and $12,539,158, respectively.

Accounts payable and other liabilities as of December 31, 2005 and March 31, 2005 was $6,288,224 and $5,393,345, respectively which includes $9,000 and $0 in deferred loss on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2005 and March 31, 2005 was $17,574,444 and $17,012,106, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $11,531,000 and $11,045,000 were accrued and unpaid at December 31, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the Compliance Period.

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

Critical Accounting Policies
----------------------------

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

In accordance with SFAS 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the nine months ended December 31, 2005, the Partnership has not recorded any loss on impairment of assets. Through December 31, 2005, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of December 31, 2005 are: Affordable Flatbush, Michigan Rural, Site H and Spring Garden (see Note 5).

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

Results of Operations
---------------------

Results of operations for the three and nine months ended December 31, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% and 3% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to rental rate increases at the Local Partnerships.

Other income increased approximately $49,000 for the three months ended December 31, 2005 as compared to the corresponding period in 2004, primarily due to a utility reimbursement received and an increase in late fee and laundry income at one Local Partnership and insurance claim proceeds received at a second Local Partnership during the third quarter of 2005.

Total expenses remained fairly consistent with a decrease of less than 1% and an increase of approximately 2% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004.

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


Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Boesky Resignation
         ------------------
         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties III Inc. (the "Related General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the general partner of the Related General Partner and as Executive Vice President of Liberty GP III Inc. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

         Transfer Procedures
         -------------------
         The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

         In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

         A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

          o No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

          o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

          o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partners) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partners) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

          o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

          o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

         The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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


Date: February 3, 2006
      ----------------

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


Date: February 3, 2006
      ----------------

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


Date: February 3, 2006
      ----------------

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


Date: February 3, 2006
      ----------------

                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the Related Credit Properties III Inc and Liberty GP III Inc.:

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



         Date: February 3, 2006
               ----------------

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     February 3, 2006