Form 10-K
period 2006-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2006-06-29
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24656

                        LIBERTY TAX CREDIT PLUS III L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3491408
--------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Limited Partnership Interests and Beneficial Assignment Certificates (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was $(95,413,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
     None

                                     PART I


Item 1. Business

General
-------

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner", and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 17, 2003, CharterMac acquired CharterMac Capital, LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC), which is the parent of RCC Manager LLC, the sole shareholder of Related Credit Properties III Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the Related General Partner and Executive Vice President of the Liberty General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer its Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of the Related General Partner and Executive Vice President of the Liberty General Partner.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 27% to 98% of the partnership interests in the Local Partnership. The Partnership does not anticipate making any additional investments. As of March 31, 2006, the Partnership has disposed of nineteen of its 62 original Properties. See Item 2, Properties, below.

Liberty Associates IV L.P. ("Liberty Associates") is the special limited partner in all of the remaining Local Partnerships. Liberty Associates has certain rights and obligations in its role as special limited partner which permit this affiliate of the Partnership to exercise control over the management and policies of the Local Partnerships.

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

Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize  Tax  Credits  during  the  Credit  Period  provided  that  the  Local
Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period (the "Compliance Period"). Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (1) the Partnership ceases to meet qualification requirements , (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer's interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has recorded approximately $23,937,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits is a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership has fulfilled its primary objective of generating Tax Credits, which expire in 2006. The Partnership generated Tax Credits of approximately $3,000, $69,000 and $69,000 during the tax years 2005, 2004 and 2003, respectively.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

Cash distributions received from the Local Partnerships have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds. The Partnership does not anticipate being able to make distributions to return to BACs holders their original capital contributions.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 19% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the year ended March 31, 2006, the Partnership sold its limited partnership interests in nine Local Partnerships, the property and related assets and liabilities of three Local Partnerships and transferred the deed to the property and related assets and liabilities at one Local Partnership. Through March 31, 2006, the Partnership has sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of four Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. In addition, as of March 31, 2006, the
Partnership has entered into contracts to sell three additional Local Partnerships (see Note 11 in Item 8). Subsequently, the Partnership sold a building in one of its Local Partnerships, the property and the related assets and liabilities of a Local Partnership and entered into a purchase and sale agreement to sell the property and the related assets and liabilities of one additional Local Partnership (see Note 16 in Item 8). There may be no assurance as to whether or when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 28, 2006, the general partner of Stop 22 Limited Partnership ("Stop 22") (for each Local Partnership, the "Local General Partner") purchased the Partnership's remaining interest in Stop 22. The sale will result in a Local General Partner contribution of approximately $5,379,000, which will be recognized in the Partnership's 10-Q for the quarter ended June 30, 2006, and the liquidation of Stop 22. On April 22, 2005, the Partnership sold 10% of its limited partnership interest in Stop 22 to the Local General Partner for $200,000. The sale resulted in a Local General Partner contribution of approximately $200,000 during the year ended March 31, 2006. As of the sale date, Stop 22 had property and equipment, at cost, of approximately $11,128,000, accumulated depreciation of approximately $5,707,000 and mortgage debt of approximately $10,130,000.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,700,000. The sale will result in a gain of approximately $652,000 which will be recognized in the Partnership's

10-Q for the quarter ended June 30, 2006 and the liquidation of Affordable Flatbush. As of December 31, 2005, Affordable Flatbush had property and equipment, at cost, of approximately $2,824,000, accumulated depreciation of approximately $1,652,000 and mortgage debt of approximately $1,211,000.

On March 1, 2006, Site H Development Co. ("Site H") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,200,000. The sale will result in a gain of approximately $976,000 which will be recognized in the Partnership's 10-Q for the quarter ended June 30, 2006 and the liquidation of Site H. As of December 31, 2005, Site H had property and equipment, at cost, of approximately $1,346,000, accumulated depreciation of approximately $779,000 and mortgage debt of approximately $551,000.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership ("Las Camelias") to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale resulted in a Local General Partner contribution of approximately $2,828,000 and a special limited partner contribution of approximately $40,000. The sale resulted in the liquidation of Las Camelias. As of the sale date, Las Camelias had property and equipment, at cost, of approximately $10,070,000, accumulated depreciation of approximately $5,099,000 and mortgage debt of approximately $7,614,000.

On December 14, 2005, Michigan Rural Housing Limited Partnership ("Michigan Rural") sold the property and the related assets and liabilities of Prairie Glen Apartments ("Prairie Glen") (one of its properties) to an unaffiliated party for approximately $1,617,000. The sale resulted in a gain of approximately $822,000. As of the sale date, Prairie Glen had property and equipment, at cost, of approximately $1,658,000, accumulated depreciation of approximately $894,000 and mortgage debt of approximately $1,321,000.

On December 14, 2005, the Partnership sold its limited partnership interest in RBM Associates/Spring Garden ("Spring Garden") to an unaffiliated party for $100. The sale resulted in a gain of approximately $36,000 and the liquidation of Spring Garden. As of the sale date, Spring Garden had property and equipment, at cost, of approximately $1,598,000, accumulated depreciation of approximately $615,000 and mortgage debt of approximately $975,000.

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

On July 5, 2005, the Partnership sold its limited partnership interest in Glenbrook Associates ("Glenbrook") to the Local General Partner for $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits. The sale resulted in a Local General Partner contribution of approximately $147,000, which includes the $40,000 note receivable recorded as deferred revenue, and the liquidation of Glenbrook. As of the sale date, Glenbrook had property and equipment, at cost, of approximately $3,033,000, accumulated depreciation of approximately $1,605,000 and mortgage debt of approximately $1,619,000.

On June 30, 2005, the Partnership sold its limited partnership interest in Barclay Village II, Ltd. ("Barclay") to the Local General Partner for $175,000. The sale resulted in a Local General Partner contribution of approximately $597,000 and the liquidation of Barclay. As of the sale date, Barclay had property and equipment, at cost, of approximately $4,099,000, accumulated depreciation of approximately $2,346,000 and mortgage debt of approximately $2,164,000.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $1,066,000 and liabilities of $4,542,000 resulted in a gain of approximately $3,048,000. As of the transfer date, Gentle Pines had property and equipment, at cost, of approximately $797,000, accumulated depreciation of approximately $74,000 and mortgage debt of approximately $3,474,000.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") in exchange for a distribution to the Partnership of approximately $764,000, which was financed by a loan to the Local Partnership by the Local General Partner. During the year ended March 31, 2005, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The redemption resulted in a Local General Partner capital contribution of approximately $220,000. As of the sale date, Lancashire had property and equipment, at cost, of approximately $5,765,000, accumulated depreciation of approximately $3,981,000 and mortgage debt of approximately $2,315,000.

On April 29, 2005, Brandywine Court Associates, L.P. ("Brandywine") sold its property and the related assets and liabilities to an unaffiliated third party for approximately $1,380,000. The sale resulted in a gain of approximately $1,359,000 and the liquidation of Brandywine. As of the sale date, Brandywine had property and equipment, at cost, of approximately $550,000, accumulated depreciation of approximately $76,000 and mortgage debt of approximately $1,359,000.

On October 7, 2004, the Partnership sold its limited partnership interest in Ashby Apartments, Ltd. ("Ashby") to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000. The sale resulted in the liquidation of Ashby. As of the sale date, Ashby had property and equipment, at cost, of approximately $716,000, accumulated depreciation of approximately $337,000 and mortgage debt of approximately $300,000.

On October 7, 2004, the Partnership sold its limited partnership interest in Meredith Apartments ("Meredith") to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000. The sale resulted in the liquidation of Meredith. As of the sale date, Meredith had property and equipment, at cost, of approximately $1,490,000, accumulated depreciation of approximately $820,000 and mortgage debt of approximately $520,000.

On October 7, 2004, the Partnership sold its limited partnership interest in Ritz Apartments LTD. ("Ritz") to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000. The sale resulted in the liquidation of Ritz. As of the sale date, Ritz had property and equipment, at cost, of approximately $672,000, accumulated depreciation of approximately $345,000 and mortgage debt of approximately $300,000.

On July 15, 2004, the Partnership sold its limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000. The sale resulted in the liquidation of Benjamin's Corner. As of the sale date, Benjamin's Corner had property and equipment, at cost, of approximately $3,838,000, accumulated depreciation of approximately $2,069,000 and mortgage debt of approximately $2,018,000.

On June 26, 2003, Jefferson Place L.P. ("Jefferson Place") sold its property and the related assets and liabilities to an unaffiliated third party for $13,650,000, resulting in a gain of approximately $13,943,000 and the liquidation of Jefferson Place. As of the sale date, Jefferson Place had property and equipment, at cost, of approximately $14,153,000, accumulated depreciation of $10,757,000 and mortgage debt of approximately $10,760,000.

Assets Held for Sale
--------------------
On January 30, 2006, Cutler Canal III Associates, Ltd. ("Cutler Canal III") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $11,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2007. Cutler Canal III is being held as an asset held for sale as of March 31, 2006. As of March 31, 2006, Cutler Canal III had property and equipment, at cost, of approximately $13,618,000, accumulated depreciation of approximately $4,545,000 and mortgage debt of approximately $7,278,000.

On January 13, 2006, Broadhurst Willows, L.P. ("Broadhurst") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $5,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in July 2006. No assurance can be given that the sale will actually occur. Broadhurst is being held as an asset held for sale as of March 31, 2006. As of March 31, 2006, Broadhurst had property and equipment, at cost, of approximately $5,485,000 and accumulated depreciation of approximately $3,450,000.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of approximately $100,000. The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the purchase of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of March 31, 2006.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential properties. Financial information about this segment is set forth in
Item 8 hereof.

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

Employees
---------
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 hereof. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 1A. Risk Factors

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 19% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

There also are substantial risks associated with the operation of apartment complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

As of March 31, 2006 the Partnership held a 98% limited partnership interest in 41 Local Partnerships, a 49% limited partnership interest in one Local Partnership (the other 49% limited partnership interest is held by an affiliate of the Local General Partner) and a 26.46% limited partnership interest in an additional Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management); together these 43 Local Partnerships own 46 Apartment Complexes. During the year ended March 31, 2006, the Partnership sold its limited partnership interest in nine Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Through the year ended March 31, 2006, the Partnership has sold the property and the related assets and liabilities of four Local Partnerships, its limited partnership interests in fourteen Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.


                           Local Partnership Schedule
                           --------------------------


                                                                         % of Units Occupied at May 1,
                Name and Location                        ----------------------------------------------------------
                (Number of Units)                        Date Acquired      2006    2005     2004    2003     2002
--------------------------------------------------       --------------    ------  ------   ------  ------   ------
C.V. Bronx Associates, L.P./ Gerard Gardens
   Bronx, NY  (121)                                      June 1989            97      98       98     100       98
Michigan Rural Housing Limited Partnership
   Michigan  (192)(a)                                    September 1989       96      97       97      95       86
Jefferson Limited Partnership
   Shreveport, LA  (69)                                  December 1989        78      94       96     100       99
Inter-Tribal Indian Village Housing Development
Associates, L.P
   Providence, RI  (36)                                  October 1989         97      97       94     100      100
RBM Associates/Spring Garden
   Philadelphia, PA  (8)                                 December 1989       (f)     100      100     100      100
Glenbrook Associates
   Atglen, PA  (35)                                      November 1989       (f)     100      100      94      100
Affordable Flatbush Associates
   Brooklyn, NY  (30)                                    December 1989       (e)     100       97      97       97
Barclay Village II, LTD.
   Chambersburg, PA  (87)                                November 1989       (f)     100       98      95       99
1850 Second Avenue Associates, L.P.
   New York, NY  (48)                                    October 1989         98      98       94      98       98
R.P.P. Limited Dividend Housing/ River Place
   Detroit, MI  (301)                                    November 1989        90      93       90      91       94
Williamsburg Residential II, L.P.
   Wichita, KS  (50)                                     November 1989        91      91       52      84       91
West 104th Street Associates L.P.
   New York, NY  (56)                                    December 1989        98     100      100     100      100
Meredith Apartments, LTD.
   Salt Lake City, UT  (22)                              August 1989         (d)     (d)      100      77       86
Ritz Apartments, LTD.
   Salt Lake City, UT  (30)                              August 1989         (d)     (d)       90      79       97
Ashby Apartments, LTD.
   Salt Lake City, UT  (27)                              August 1989         (d)     (d)      100      93       89
South Toledo Associates, LTD.
   Toledo, OH  (18)                                      January 1990         94     100      100     100       89
Dunlap School Venture
   Philadelphia, PA  (35)                                January 1990         97      97       91     100       91
Philipsburg Elderly Housing Associates
   Philipsburg, PA  (103)                                February 1990       (f)     100       99     100       98
Franklin Elderly Housing Associates
   Franklin, PA  (89)                                    February 1990       (f)     100      100      99      100
Wade D. Mertz Elderly Housing Associates
   Sharpsville, PA  (103)                                February 1990       (f)     100      100     100       98
Lancashire Towers Associates Limited Partnership
   Cleveland, OH  (240)                                  February 1990       (f)      91       91      91      100
Northwood Associates Limited Partnership
   Toledo, OH  (176)                                     February 1990       (b)     (b)      (b)     (b)      (b)
Brewery Renaissance Associates
   Middletown, NY  (53)                                  February 1990        97     100      100     100      100
Brandywine Court Associates, L.P.
   Jacksonville, FL  (52)                                November 1989       (e)      90       92     100       96
Art Apartments Associates
   Philadelphia, PA  (30)                                March 1990          100      97       93      93      100
The Village at Carriage Hills, LTD.
   Clinton, TN  (48)                                     March 1990          100     100      100     100      100
Mountainview Apartments, LTD.
   Newport, TN  (34)                                     March 1990          100     100       98     100      100
The Park Village, Limited
   Jackson, MS  (24)                                     March 1990          100      96       92      92      100
River Oaks Apartments, LTD.
   Oneonta, AL  (35)                                     March 1990          100      97       94      94      100
Forrest Ridge Apartments, LTD.
   Forrest City, AR  (25)                                March 1990           96      96       96      88      100
The Hearthside Limited Dividend Housing Association
   Limited
   Partnership
   Portage, MI  (101)                                    March 1990          100     100       99      99       98



                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                                           % of Units Occupied at May 1,
                   Name and Location                         ----------------------------------------------------------
                   (Number of Units)                         Date Acquired      2006    2005     2004    2003     2002
------------------------------------------------------       --------------    ------  ------   ------  ------   ------


Redemptorist Limited Partnership
   New Orleans, LA  (126)                                    March 1990          (h)      98       94      82       88
Manhattan A Associates
   New York,  NY  (99)                                       April 1990          100     100      100      99       98
Broadhurst Willows, L.P.
   New York, NY  (129)                                       April 1990           95      99       98      98       99
Weidler Associates Limited Partnership
   Portland, OR  (52)                                        May 1990             88      94       83      94       98
Gentle Pines-West Columbia Associates, L.P.
   Columbia, SC  (150)                                       June 1990           (h)      67       74      97       95
Lake Forest Estates II, LTD.
   Livingston, AL  (32)                                      June 1990           100     100       88     100       87
Las Camelias Limited Partnership
   Rio Piedras, PR  (166)                                    June 1990           (f)      95       97      94      100
WPL Associates XXIII
   Portland, OR  (48)                                        July 1990           (d)     (d)       92      96       97
Broadway Townhouses L.P.
   Camden, NJ  (175)                                         July 1990           100     100      100     100       99
Puerto Rico Historic Zone Limited Dividend Partnership
   San Juan, PR  (67)                                        August 1990         100      96       99      99       99
Citrus Meadows Apartments, LTD.
   Bradenton, FL  (200)                                      July 1990            96      86       77      86       95
Sartain School Venture
   Philadelphia, PA  (35)                                    August 1990          83      97       94     100       97
Driftwood Terrace Associates, LTD.
   Ft. Lauderdale, FL  (176)                                 September 1990      100      99       97      97       98
Holly Hill, LTD.
   Greenville, TN  (46)                                      October 1990         96      96       96      91       98
Mayfair Apartments LTD.
   Morristown, TN  (48)                                      October 1990         98      98       96      98       89
Foxcroft Apartments LTD.
   Troy, AL  (48)                                            October 1990         97      92       94      96       77
Canterbury Apartments, LTD.
   Indianola, MS  (48)                                       October 1990        100     100      100      96       96
Cutler Canal III Associates, LTD.
   Miami, FL  (262)                                          October 1990         98      97       96      98       98
Jefferson Place L.P.
   Olathe, KS  (352)                                         October 1990        (c)     (c)      (c)      89       90
Callaway Village, LTD.
   Clinton, TN  (46)                                         November 1990        98     100       89      96       89
Commerce Square Apartments Associates L.P.
   Smyrna, DE  (80)                                          December 1990        98      95       99      96       95
West 132nd Development Partnership
   New York, NY  (40)                                        December 1990       100     100      100     100      100
Site H Development Co.
   Brooklyn, NY  (11)                                        December 1990       (e)     100      100     100      100
L.I.H. Chestnut Associates, L.P.
   Philadelphia, PA  (78)                                    December 1990        86      99       90      87       95
Diamond Phase II Venture
   Philadelphia, PA  (32)                                    December 1990        88      94       84      97       97
Bookbindery Associates
   Philadelphia, PA  (41)                                    December 1990        98      98       90      90       95
The Hamlet, LTD.
   Boynton Beach, FL  (240)                                  December 1990        98      97       99      92       90
Stop 22 Limited Partnership
   Santurce, PR  (153)                                       December 1990       (f)      97       97      97       99
Knob Hill Apartments, LTD.
   Greenville, TN  (48)                                      December 1990       100     100      100     100       98
Conifer James Street Associates
   Syracuse, NY  (73)                                        December 1990        97      88       94      90       94
Longfellow Heights Apartments, L.P.
   Kansas City, MO  (104)                                    March 1991           86      90       96     100       92


(a) Consists  of  four  Apartment   Complexes   located   throughout   Michigan.
    Subsequently, on April 14, 2006 one of the four Apartment Complexes was sold.

(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2002 (see Note 10 in Item 8).

(c) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Note 10 in Item 8).

(d) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2005 (see Note 10 in Item 8).

(e) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006 (see Note 10 in Item 8).

(f) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Note 10 in Item 8).

(g) The deed to the property and the related assets and liabilities was transferred during the fiscal year ended March 31, 2006 (see Note 10 in Item
    8).

(h) The property was affected by Hurricane Katrina during the fiscal year ended March 31, 2006. The property is currently closed (see Note 12 in Item 8).


The General Partners have generally required, in connection with the Partnership's investments in the Local Partnerships, that the Local General Partners undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization ("Guarantee Period"). In each case, the operating deficits have been funded by operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the operating deficit guarantee agreements aggregated approximately $18,700,000, of which all have expired as of March 31, 2006. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees are secured by letters of credit and/or cash escrow deposits.

The Tax Credits are available for a ten-year period which commences when the Property is occupied by qualified tenants. However, the annual Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants must be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Tax Credits only beginning in the month following the month in which the Partnership acquired its interest. In addition, Tax Credits allocated in any prior period may not be claimed by the Partnership. The Partnership has also acquired Local Partnership interests in which some of the Local Partnerships owning historic complexes qualify for the Historic Rehabilitation Tax Credit. The amount of the Historic Rehabilitation Tax Credit is generally 20% of qualified rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure is made. As of March 31, 2006, the Credit Periods for all the Properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage in any single Apartment Complex.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Security Holder Matters And Issuer Purchases of Equity Securities

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

As of June 8, 2006 the Partnership has approximately 9,103 registered holders of an aggregate of 139,101.5 BACs.

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

Pursuant to the terms of the Partnership Agreement there are no material restrictions that restrict the ability of the Partnership to make distributions. However, the Partnership has made no distributions to BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

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


                                                                     Years Ended March 31,
                                          ----------------------------------------------------------------------------
               OPERATIONS                     2006          2005*/**        2004*/**        2003*/**        2002*/**
---------------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues                                  $ 21,941,072    $ 21,681,392    $ 21,211,877    $ 21,138,687    $ 20,898,443
Operating expenses                         (33,876,635)    (33,439,007)    (32,916,269)    (33,659,063)    (32,220,295)
                                          ------------    ------------    ------------    ------------    ------------
Loss from operations before minority
 interest and extraordinary item           (11,935,563)    (11,757,615)    (11,704,392)    (12,520,376)    (11,321,852)
Minority interest in loss of subsidiary
 partnerships from operations                  310,962         381,135         242,086         283,874         173,857
Income (loss) from discontinued
 operations including gain (loss) on
 sale and minority interest                  4,911,290      (1,562,924)     11,364,701      (5,381,872)     (3,120,071)
Extraordinary item -forgiveness of
 indebtedness income                                 0               0               0               0       2,156,560
                                          ------------    ------------    ------------    ------------    ------------
Net loss                                  $ (6,713,311)   $(12,939,404)   $    (97,605)   $(17,618,374)   $(12,111,506)
                                          ============    ============    ============    ============    ============

Net loss - limited partners               $ (6,646,178)   $(12,810,010)   $    (96,629)   $(17,442,190)   $(11,990,391)
                                          ============    ============    ============    ============    ============

Loss from operations per BAC              $     (82.73)   $     (80.97)   $     (81.58)   $     (87.09)   $     (79.34)

Income (loss) from discontinued
 operations per BAC                              34.95          (11.12)          80.88          (38.30)         (22.21)

Extraordinary item per BAC                           0               0               0               0           15.35
                                          ------------    ------------    ------------    ------------    ------------

Net loss per BAC                          $     (47.78)   $     (92.09)   $       (.70)   $    (125.39)   $     (86.20)
                                          ============    ============    ============    ============    ============


                                                            March 31,
                          --------------------------------------------------------------------------------
  FINANCIAL POSITION           2006           2005**           2004**           2003**            2002**
-----------------------   -------------   -------------    -------------    -------------    -------------
Total assets              $ 143,945,260   $ 173,313,829    $ 186,296,356    $ 200,113,780    $ 212,833,322
                          =============   =============    =============    =============    =============

Total liabilities         $ 247,046,190   $ 271,193,203    $ 271,241,053    $ 284,347,987    $ 278,410,068
                          =============   =============    =============    =============    =============

Minority interest         $     (24,345)  $  (1,476,100)   $  (1,481,127)   $    (867,942)   $      71,145
                          =============   =============    =============    =============    =============

Total partners' deficit   $(103,076,585)  $ (96,403,274)   $ (83,463,870)   $ (83,366,265)   $ (65,747,891)
                          =============   =============    =============    =============    =============


*  Reclassified for comparative purposes.
** As restated (see Note 15 in Item 8).

During the year ended March 31, 2006, 2005 and 2004, total assets and liabilities decreased primarily due to a decrease in property and equipment and mortgage notes payable resulting from the sale of Local Partnerships. During the years ended March 31, 2003 and 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2003 and 2002, total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through March 31, 2006, the Partnership had originally invested approximately $109,000,000 (not including acquisition fees) of the net proceeds of its Offering in 62 Local Partnerships, of which approximately $68,000 remains to be paid including approximately $58,000 held in escrow. During the year ended March 31, 2006, the Partnership sold its limited partnership interest in nine Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. Through the year ended March 31, 2006, the Partnership has sold the property and the related assets and liabilities of four Local Partnerships, its limited partnership interest in fourteen Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership (see Note 10 in Item 8). In addition, as of March 31, 2006, the Partnership entered into contracts to sell three additional Local Partnerships (see Note 11 in Item 8). Subsequently, the Partnership sold a building in one of its Local Partnerships, the property and the related assets and liabilities of a Local Partnership and entered into a purchase and sale agreement to sell the property and the related assets and liabilities of one additional Local Partnership (see Note 16 in Item 8).

Short-Term
----------

During the year ended March 31, 2006, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local
Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant.

For the year ended March 31, 2006, cash and cash equivalents of the Partnership increased approximately $1,835,000. This increase was attributable to cash provided by operating activities ($174,000), net proceeds from sale of properties ($3,818,000), an increase in accounts payable and other liabilities from deferred revenue on sale of limited partnership interests ($2,731,000), an increase in advances from debt guarantor ($900,000) and a net increase in due to Local General Partners and affiliates relating to investing activities ($69,000), which exceeded a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($136,000), net repayments on mortgage notes ($4,475,000), an increase in deferred costs ($60,000), acquisition of property and equipment ($1,082,000) and an increase in cash held in escrow relating to investing activities ($103,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($9,182,000), gain on sale of properties ($5,064,000), and an increase in due to debt guarantor in the amount of $3,360,000.

Total expenses for the years ended March 31, 2006, 2005, and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $14,790,983, $14,602,629 and $14,178,883, respectively.

Accounts payable as of March 31, 2006 and 2005 was $6,939,856 and $5,868,610, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2006 and 2005 was $17,923,357 and $17,806,060, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,433,000 at March 31, 2006.

Partnership management fees owed to the General Partners amounted to approximately $11,822,000 and $11,045,000 and were accrued and unpaid at March 31, 2006 and 2005. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2006, 2005 and 2004, the amounts received from operations of the Local Partnerships were approximately $902,000, $399,000 and $330,000, respectively. Additionally, during the years ended March 31, 2006, 2005 and 2004, the Partnership received approximately $1,623,000, $0 and $0 of distributions from the sale of properties and approximately $835,000, $841,000 and $0 in proceeds from the sale of Local Partnerships' limited partnership interest.

Long-Term
---------

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to assess BACs holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partnership to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be additional third party debt financing (which may not be available if, as expected, the Property owned by the Local Partnership is already substantially leveraged or, as in the case of certain Properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Property and result in adverse tax consequences to the BACs holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a Property is uncertain. If such sources are not available, such Local Partnership would risk foreclosure on its Property if it was unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of such Local Partnership to refinance its underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the Compliance Period with respect to such Local Partnership's Property.

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 in Item 8.

Critical Accounting Policies
----------------------------

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2006, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are three assets classified as property and equipment-held for sale as of March 31, 2006 (see Note 11 in Item 8).

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:


                                                 Years Ended March 31,
                                      ------------------------------------------
                                         2006            2005*           2004*
                                      ----------      ----------      ----------
Interest                              $  175,251      $   98,412      $   97,501
Other                                    699,595         917,709         589,488
                                      ----------      ----------      ----------

   Total other revenue                $  874,846      $1,016,121      $  686,989
                                      ==========      ==========      ==========


* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:


                                                   Years Ended March 31,
                                          --------------------------------------
                                            2006           2005*          2004*
                                          --------       --------       --------
Interest                                  $ 53,331       $ 99,950       $ 94,842
Other                                      220,621        623,460        455,977
                                          --------       --------       --------

   Total other revenue                    $273,952       $723,410       $550,819
                                          ========       ========       ========


* Reclassified for comparative purposes.

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 9 in Item 8).

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments from operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.


                                                            Less than        1 - 3          3 - 5        More than
                                               Total         1 Year          Years          Years         5 Years
                                           ------------   ------------   ------------   ------------   ------------
Mortgage notes payable (a)                 $115,130,084   $  8,265,256   $  4,922,658   $  6,437,182   $ 95,504,988
Due to debt guarantor (b)                    58,413,027     58,413,027              0              0              0
Land lease obligations (c)                    2,860,000         66,000        132,000        132,000      2,530,000
Developer loans and accrued interest (d)      1,344,418      1,344,418              0              0              0
Land note payable (e)                         1,565,106      1,565,106              0              0              0
                                           ------------   ------------   ------------   ------------   ------------

Total                                      $179,312,635   $ 69,653,807   $  5,054,658   $  6,569,182   $ 98,034,988
                                           ============   ============   ============   ============   ============


(a) The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $604,000, including principal and interest at rates varying from 0% to 11.38% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

(b) R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place") has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extention to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $58,413,027, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

(c) Two of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 50 to 99 years. The leases on these Properties are noncancelable. At December 31, 2005, those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating approximately $66,000 for each of the next five years, and $2,530,000 total thereafter.

(d)  See Note 8(C) (i) in Item 8. Financial Statements and Supplementary Data

(e)  See Note 8(C) (ii) in Item 8. Financial Statements and Supplementary Data

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.


                                            Less than       1 - 3         3 - 5       More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $22,358,177   $ 3,676,596   $ 1,694,246   $ 1,770,761   $15,216,574
                             ===========   ===========   ===========   ===========   ===========


(a) The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $120,000, including principal and interest at rates varying from 1% to 11.5% per annum, through the year 2040. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Since the Partnership's financial statements are presented on a consolidated basis, the Partnership does not expect the adoption of FAS 154 to have a material impact on the consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 05-4 has not had a material effect on the Partnership's consolidated financial statements.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2006, 2005 and 2004 ("Fiscal 2005", "Fiscal 2004" and "Fiscal 2003", respectively).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The loss from operations for the 2005, 2004 and 2003 Fiscal Years totaled $11,624,601, $11,376,480 and $11,462,306, respectively.

2005 vs. 2004
-------------

Rental income increased approximately 2% for Fiscal 2005 as compared to Fiscal 2004, primarily due to decreased vacancies at one Local Partnership and increased rental rates at the other Local Partnerships, offset by a decrease in rents received at one Local Partnership due to its closing from damage caused by Hurricane Katrina.

Other income decreased approximately $141,000 for Fiscal 2005 as compared to Fiscal 2004, primarily due to one Local Partnership modifying its primary mortgage loan during Fiscal 2004. The primary mortgage was reduced in the amount of $1,500,000 with a corresponding increase in the support loan. In addition, the note holder forgave all the delinquent interest and related fees associated with the mortgage amounting to approximately $293,000 which is included in other income during Fiscal 2004. This decrease in other income was offset by a tax rebate received at one Local Partnership, an increase in laundry and late fee income at a second Local Partnership and an increase in interest earned at the Partnership level due to a larger cash balance earning interest during Fiscal 2005.

Total expenses remained fairly consistent with an increase of approximately 1% for Fiscal 2005 as compared to Fiscal 2004.

2004 vs. 2003
-------------

Rental income increased approximately 1% for Fiscal 2004 as compared to Fiscal 2003, primarily due to rental rate increases at the Local Partnerships offset by increased vacancies at one Local Partnership.

Other income increased approximately $329,000 for Fiscal 2004 as compared to Fiscal 2003, primarily due to one Local Partnership modifying its primary mortgage loan during Fiscal 2004. The primary mortgage was reduced in the amount of $1,500,000 with a corresponding increase in the support loan. In addition, the note holder forgave all the delinquent interest and related fees associated with the mortgage amounting to approximately $293,000 which is included in other income.

Total expenses, excluding repairs and maintenance, remained fairly consistent with an increase of less than 1% for Fiscal 2004 as compared to Fiscal 2003.

Repairs and maintenance increased approximately $512,000 for Fiscal 2004 as compared to Fiscal 2003, primarily due to the painting of the building's exterior at one Local Partnership, increases in payroll and contracts at three additional Local Partnerships and an increase in security costs and the painting of the building's exterior at a fifth Local Partnership.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnership - Going Concerns and Uncertainties

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extention to its waiver to forclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $58,413,027, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2006. However, there is no guarantee that GRS, or any other person, will continue to make these payments on behalf of the River Place. Additionally, because River Place has been declared in default of its obligations under the guarantor agreement, the Authority could elect to declare River Place to be in default under the loan agreements pursuant to certain provisions contained therein but have elected not to do so as a result of GRS making the required debt service payments. Accordingly, it is uncertain whether River Place will be able to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2006 and 2005. The net loss after minority interest for River Place amounted to approximately $4,056,000, $3,526,000 and $3,249,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matures September 1, 2006. The principal balance of the note at December 31, 2005 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2006. Longfellow intends to extend or renegotiate the note during 2006. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both March 31, 2006 and 2005. The net loss after minority interest for Longfellow amounted to approximately $370,000, $311,000 and $335,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $527,989 during the current period and has incurred a Partner's deficit of $8,035,012 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With record low interest rates, more people are purchasing housing instead of renting. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2006 and 2005. The net loss after minority interest amounted to approximately $528,000, $777,000 and $568,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At December 31, 2005, San Justo had a partners' deficit of $1,901,629 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. The management of San Justo has recommended that it liquidate its assets in an orderly manner in order to comply with its obligations. The Partnership's investments in San Justo have been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2006 and 2005. The net loss after minority interest for San Justo was approximately $313,000, $234,000 and $231,000 for the years ended March 31, 2006, 2005 and
2004, respectively.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2005 and 2004, Jefferson's current liabilities exceeded its current assets by approximately $1,289,000 and $130,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the following: (i) included in current liabilities at December 31, 2005 is $1,101,180, the entire unpaid principal of Jefferson's first mortgage note (This classification is caused by a default with the terms of the note that results from Jefferson being in arrears by one monthly installment payment at December 31, 2005. The missed payment stems from an error in cash management. The management of Jefferson has taken corrective measures and all first mortgage note installments are current in early 2006.) and (ii) $85,440 and $72,891 of current liabilities at December 31, 2005 and 2004, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2005. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2006 and 2005. The net loss after minority interest for Jefferson amounted to approximately $183,000, $151,000 and $217,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The General Partners have funded cash flow shortfalls thusfar. The Partnership's investment in Manhattan A was approximately $658,000 at March 31, 2006 and the minority interest for Manhattan A was $0 at both March 31, 2006 and 2005. The net loss after minority interest for Manhattan A amounted to approximately $97,000, $113,000 and $25,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Subsequently, on May 31, 2006 Manhattan A entered into an agreement to sell its property and related assets and liabilities for a purchase price of $3,900,000 (see Note 16).

Gentle Pines
------------
The financial statements of Gentle Pines have been prepared knowing that Gentle Pines has transferred its deed, in lieu of foreclosure. Gentle Pines was unable to make a mortgage payment after May 2004 and was in default. The Federal Housing Administration insured note was subsequently assigned to HUD on September 1, 2004. On March 31, 2005, HUD sold the mortgage to a third party. On May 6, 2005, Gentle Pines transferred ownership of the project to a third party by tendering a deed in lieu of foreclosure. The Partnership's investment in Gentle Pines has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2006 and 2005. The net (income) loss after minority interest for Gentle Pines amounted to approximately $2,760,000, $(437,000) and $(100,000) for the years ended March 31, 2006, 2005 and 2004, respectively.

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in September 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether the Property will be rebuilt or not. The Property is close to the end of its Compliance Period and has third-party debt. The Partnership anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, the Partnership does not expect that there will be financial exposure related to the Partnership. The Partnership's investment in the Local Partnership at March 31, 2006 is approximately $328,000 and the property and equipment net of accumulated depreciation is approximately $3,083,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal III Associates, Ltd. ("Cutler Canal")
--------------------------------------------------
On October 24, 2005, Cutler Canal was damaged by Hurricane Wilma. The hurricane caused extensive damage which will require roofing to be replaced on substantially all the buildings of the Property. In total, damages are estimated to be approximately $578,000. As of December 31, 2005, the claim was in process and repairs had not begun. Repairs are expected to consist of removing existing roofing material and installing new roofing material. Of the total $578,000 estimated costs, insurance proceeds are expected to total $155,000 after a deductible of approximately $310,000 and a reduction for depreciation of approximately $113,000. No loss is expected since the net proceeds from the involuntary conversion are expected to exceed the net cost of damaged property. Based on current estimates, a net gain of approximately $96,000 is expected, which is the excess of net proceeds of $155,000 less the cost of the damaged property of $59,000. Gain, if any will be recognized when the insurance claim is settled. On January 30, 2006, Cutler Canal entered into an agreement to sell its property and related assets and liabilities for a purchase price of $11,600,000 (see Note 11 in Item 8).

Driftwood Terrace Associates, Ltd. ("Driftwood")
------------------------------------------------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $324,450 of insurance proceeds and has made repairs of $59,262 as of December 31, 2005. Driftwood has established a deferred charges account in the amount of $265,188 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time.

Other Subsidiary Partnerships
-----------------------------

Two of the Subsidiary Partnerships are leasing the land on which the Properties are located for terms ranging from 50 to 99 years. The leases for these Properties are noncancelable. At December 31, 2005, those Subsidiary Partnerships were committed to minimum annual rentals on the leases aggregating approximately $66,000 for each of the next five years, and $2,530,000 in total thereafter.

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

There also are substantial risks associated with the operation of apartment complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.38% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any market risk sensitive instruments.

Item 8.   Financial Statements and Supplementary Data


                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
          Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm                       20

          Consolidated Balance Sheets at March 31, 2006 and 2005                       118

          Consolidated  Statements of  Operations  for the Years Ended March 31,
          2006, 2005 and 2004                                                          119

          Consolidated  Statements of Changes in Partners' Deficit for the Years
          Ended March 31, 2006, 2005 and 2004                                          120

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,
          2006, 2005 and 2004                                                          121

          Notes to Consolidated Financial Statements                                   123


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 32 (Fiscal 2005 and
2004) and 58 (Fiscal 2003) subsidiary partnerships whose losses aggregated ($3,329,498), ($3,796,154) and ($15,964,390) for the 2005, 2004 and 2003 Fiscal
Years, respectively, and whose assets constituted 46% and 43% of the Partnership's assets at March 31, 2006 and 2005, respectively, presented in the accompanying consolidated financial statements. The financial statements of 32 (Fiscal 2005), 32 (Fiscal 2004) and 57 (Fiscal 2003) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 2003) subsidiary partnership was unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $5,270,116 (Fiscal 2005), $4,847,710 (Fiscal 2004) and $4,383,066 (Fiscal 2003), and their assets aggregated $24,270,982 and $25,919,787 at March 31, 2006 and 2005, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 22, 2006

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

/s/ Berdon LLP
Certified Public Accountants
New York, N.Y.
February 6, 2004

[Letterhead of LAYTON & RICHARDSON, P.C.]

INDEPENDENT AUDITOR'S REPORT

Partners of
Michigan Rural Housing Limited Partnership

We have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2005 and 2004 and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership (a Michigan Partnership), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Layton & Richardson, P.C.
Certified Public Accountants
East Lansing, Michigan
February 2, 2006

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

/s/ Cole, Evans & Peterson
January 31, 2004
Shreveport, Louisiana

[Letterhead of DAMIANO & BURK]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
Providence, RI

We have audited the accompanying balance sheet of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2005, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 18, 2006

[Letterhead of DAMIANO & BURK]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
Providence, RI

We have audited the accompanying balance sheet of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 17, 2004

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 2, 2006

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Salt Lake City, Utah
November 23, 2004

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2005, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 6, 2006
Carmel, Indiana

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

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), as of September 19, 2005 and the related statements of operations, changes in partners' capital and cash flows for the period January 1, 2005 through September 19, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philipsburg Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005 and the results of its operations and its cash flows for the period January 1, 2005 through September 19, 2005, in conformity with U.S. generally accepted accounting principles.

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

Portland, Maine
October 21, 2005

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

Portland, Maine
January 16, 2004

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the balance sheet of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005 and the related statements of operations, changes in partners' deficit and cash flows for the period January 1, 2005 through September 19, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005 and the results of its operations and its cash flows for the period January 1, 2005 through September 19, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
October 21, 2005

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 23, 2004

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS' REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the balance sheet of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the period January 1, 2005 through September 19, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005, and the results of its operations and its cash flows for the period January 1, 2005 through September 19, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
October 20, 2005

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

/s/ Baker Newman & Noyes
Limited Liability Company
Portland, Maine
January 16, 2004

[Letterhead of Saltz, Shamis & Goldfarb, Inc.]

Independent Auditor's Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership

We have audited the accompanying balance sheet of Lancashire Towers Associates Limited Partnership (an Ohio Limited Partnership) as of May 3, 2005, and the related statement of income, partners' capital, and cash flows for the period commencing January 1, 2005 through May 3, 2005. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancashire Towers Associates Limited Partnership as of May 3, 2005, and the results of its operations and cash flows for the period commencing January 1, 2005 through May 3, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Saltz, Shamis & Goldfarb, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Cleveland, Ohio
August 12, 2005

[Letterhead of Saltz, Shamis & Goldfarb, Inc.]

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

/s/ J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 12, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills, Ltd., a limited partnership, RHS Project No.: 48-001-630980039 as of December 31, 2005 and 2004, and the related statements of operations, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., RHS Project No.: 48-001-630980039 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2006 on our consideration of The Village at Carriage Hills, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, RHS Project No.: 48-015-63097225 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., RHS Project No.: 48-015-63097225 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 21, 2006 on our consideration of Mountainview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2005 and 2004, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, RHS Project No.: 01-005-630988076 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., RHS Project No.: 01-005-630988076 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 2006 on our consideration of River Oaks Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, RHS Project No.: 03-062-630899211 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., RHS Project No.: 03-062-630899211 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2006 on our consideration of Forrest Ridge Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2004

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership)
Portage, Michigan

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 2005 and 2004, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financing reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership, as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 26, 2006

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

/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 22, 2004

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) and standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 28, 2006, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated March 28, 2006, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
March 28, 2006

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

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 29, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, Ltd., a limited partnership, RHS Project No.: 01-060-630996944 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, Ltd., RHS Project No.: 01-060-630996944 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 25 2006 on our consideration of Lake Forest Estates II, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2004

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations, partner's deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #2106462 of the Puerto Rico Society of CPA's was affixed to the original. February 2, 2006

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

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #1941826 of the Puerto Rico Society of CPA's was affixed to the original. January 30, 2004

[Letterhead of TIMOTHY L. STEERS, CPA, LLC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
WPL Associates XXIII Limited Partnership

We have audited the accompanying balance sheets of WPL Associates XXIII Limited Partnership, as of July 15, 2004, and the related statements of operations, changes in partnerships' capital, and cash flows for the period from December 31, 2003 through July 15, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Associates XXIII Limited Partnership at July 15, 2004 and the results of its operations and its cash flows for the period from December 31, 2003 through July 15, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Timothy L. Steers, CPA, LLC
Portland, Oregon
November 18, 2004

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

[Letterhead of FPV & CO., PSC]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2005, and the related statements of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2005, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note L to the financial statements, the Partnership has suffered recurring losses from operations, as of December 31, 2005 has a Partners' deficit of $1,901,629 and has not complied with the total interest payment requirement of its mortgage note with Puerto Rico Housing Finance Authority that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated January 27, 2006, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership's internal control and reports dated January 27, 2006, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 25 is presented for the purpose of additional analysis and is not required as part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ FPV & CO., PSC
Certified Public Accountants
Stamp No. 2104162 was affixed to the original of this report.

San Juan, Puerto Rico
January 27, 2006

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

San Juan, Puerto Rico
January 29, 2004

[Letterhead of CABLISH & GENTILE, CPA'S, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership) (the Partnership), as of December 31, 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2005 and the results of its operations, cash flows and changes in partners' equity (deficit) for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 23, 2006 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated February 23, 2006 on major HUD programs, and the nonmajor HUD program.

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

/s/ Cablish & Gentile, CPA's, LLC
Bradenton, Florida
February 23, 2006

[Letterhead of CABLISH & GENTILE , CPA'S, LLC]

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

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Cablish & Gentile, CPA's, LLC
Bradenton, Florida
February 7, 2005

Reissued Auditor Report February 28, 2006 (for new standards of Public Company Accounting Oversight Board (United States))

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

/s/ Cablish, Gentile & Gay, CPA's LLC
BRADENTON, FLORIDA
January 28, 2004

[Letterhead of REZNICK FEDDER & SILVERMAN.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 2004
Tax payer Identification Number: 52-1088612

Lead Auditor: James P. Martinko

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, RHS Project No.: 48-030-621264791 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., RHS Project
No.: 48-030-621264791 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 24, 2006 on our consideration of Holly Hill, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., a limited partnership, RHS Project No.: 48-032-630957575 as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., RHS Project No.: 48-032-630957575 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with auditing standards generally accepted in the United States of America, we have also issued a report dated February 27, 2006 on our consideration of Mayfair Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-630971151 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program., and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., RHS Project No.: 01-055-630971151 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 25, 2006 on our consideration of Foxcroft Apartments's, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, RHS Project No.: 28-067-630979083 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., RHS Project No.: 28-067-630979083 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2006 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2006

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

/s/ Mueller, Prost, Purk & Willbrand, P.C.
Certified Public Accountants
St. Louis, MO October 29, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, RHS Project No.: 48-001-581172107 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., RHS Project No.: 48-001-581172107 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2006 on our consideration of Callaway Village, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2006

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2004

[Letterhead of FISHBEIN & COMPANY, P.C..]

INDEPENDENT AUDITORS' REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheet of COMMERCE SQUARE APARTMENTS ASSOCIATES, L.P., as of December 31, 2005 and 2004, and the related statements of profit and loss, partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fishbein & Company, P.C.
January 26, 2006
Horsham, Pennsylvania

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

/s/ Mayer Hoffman McCann P.C.
January 31, 2004
Plymouth Meeting, Pennsylvania

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2005 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2005 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
January 19, 2006

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2004 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2004 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Koch Group & Company, LLP
New York, New York
February 4, 2004

[Letterhead of Koch Group & Company, LLP]

Independent Auditor's Report

To the Partners
Site H Development Company

We have audited the accompanying balance sheets of Site H Development Company (a Limited Partnership) as of December 31, 2005 and 2004 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Site H Development Company (a Limited Partnership) as of December 31, 2005 and 2004 and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Koch Group & Company, LLP
New York, New York
February 21, 2006
(Except for Note 6, as to which the date is March 1, 2006)

[Letterhead of Koch Group & Company, LLP]

Independent Auditor's Report

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2005 and 2004, and the related statements of profit and loss, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2006 on our consideration of L.I.H. Chestnut Associates, L.P.'s (a Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
February 10, 2006

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (Partnership) as of December 31, 2005 and 2004 and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules appearing on page 11 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The information in these schedules has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  BUCHBINDER TUNICK & COMPANY LLP

Rockville, Maryland
January 26, 2006

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

Rockville, Maryland
January 28, 2004

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT   AUDITOR'S  REPORT  ON  FINANCIAL   STATEMENTS  AND   SUPPLEMENTARY
INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2005, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. Nt audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2005, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued reports dated February 13, 2006, on my consideration of Stop 22 Limited Partnership's internal control over financial reporting, and on my test of its compliance with certain provision of laws, regulations, contracts and grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audit.

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

/s/ ISRAEL ROLON, C.P.A.
SAN JUAN, PUERTO RICO
February 13, 2006
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 2055589 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT   AUDITOR'S  REPORT  ON  FINANCIAL   STATEMENTS  AND   SUPPLEMENTARY
INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31,
2004, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. Nt audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

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

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. a limited partnership, RHS Project No.: 48-032-638979224 as of December 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An Audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., RHS Project No 48-032-638979224 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 26, 2006 on our consideration of Knob Hill Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2006

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

[Letterhead of RubinBrown LLP]

Report of Independent Registered Public Accounting Firm

S2100-020
To The Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., Project No. MHDC No. 89-583, a limited partnership, as of December 31, 2005 and 2004, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longfellow Heights Apartments, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11 to the financial statements, the Partnership's note with Hallmark Corporate Foundation matures in 2006, and the Partnership is not expected to have the operating cash flow to cover the principal payment. This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ RubinBrown LLP
St. Louis, Missouri
February 1, 2006

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

/s/ Rubin, Brown, Gornstern & Co. LLP
St. Louis, Missouri
January 29, 2004

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    March 31,
                                                                          ------------------------------
                                                                               2006             2005*
                                                                          -------------    -------------
 Operating assets:
  Property and equipment - at cost, net of accumulated depreciation
    (Notes 2, 4 and 12)                                                   $ 104,454,711    $ 145,904,381
  Cash and cash equivalents (Notes 2, 3 and 12)                               4,707,714        2,959,570
  Cash held in escrow (Notes 3 and 5)                                         6,768,492       12,225,370
  Deferred costs - less accumulated amortization (Notes 2 and 6)              1,906,271        2,528,664
  Other assets                                                                1,785,741        2,865,646
                                                                          -------------    -------------

 Total operating assets                                                     119,622,929      166,483,631
                                                                          -------------    -------------

 Assets from discontinued operations (Note 13):
  Property and equipment held for sale, net of accumulated depreciation
    (Note 4)                                                                 20,574,674        4,904,925
  Net assets held for sale                                                    3,747,657        1,925,273
                                                                          -------------    -------------
  Total assets from discontinued operations                                  24,322,331        6,830,198
                                                                          -------------    -------------

 Total assets                                                             $ 143,945,260    $ 173,313,829
                                                                          =============    =============


                                      LIABILITIES AND PARTNERS' DEFICIT


Operating liabilities:
   Mortgage notes payable (Note 7)                                        $ 115,130,084    $ 159,944,368
   Due to debt guarantor (Note 12(a))                                        58,413,027       54,153,086
   Accounts payable                                                           6,939,856        5,868,610
   Accrued interest payable                                                  17,923,357       17,806,060
   Security deposit payable                                                   1,146,201        1,455,489
   Due to local general partners and affiliates (Note 8)                     10,502,870       12,589,346
   Due to general partners and affiliates (Note 8)                           12,317,893       12,898,094
                                                                          -------------    -------------

Total operating liabilities                                                 222,373,288      264,715,053
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 13):
   Mortgage notes payable of asset held for sale (Note 7)                    22,358,177        6,917,348
   Net liabilities held for sale including minority interest                  2,314,725         (439,198)
                                                                          -------------    -------------
Total liabilities from discontinued operations                               24,672,902        6,478,150
                                                                          -------------    -------------

Minority interest (Note 2)                                                      (24,345)      (1,476,100)
                                                                          -------------    -------------
Commitments and contingencies (Notes 7, 8 and 12)
Partners' deficit
   Limited partners (139,101.5 BACs issued and outstanding) (Note 1)       (100,849,963)     (94,203,785)
   General partners                                                          (2,226,622)      (2,199,489)
                                                                          -------------    -------------


Total partners' deficit                                                    (103,076,585)     (96,403,274)
                                                                          -------------    -------------

Total liabilities and partners' deficit                                   $ 143,945,260    $ 173,313,829
                                                                          =============    =============

*  As restated (see Note 15).

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended March 31,
                                                                    --------------------------------------------
                                                                        2006           2005*/**         2004*/**
                                                                    ------------    ------------    ------------
Operations:

Revenues
Rental income                                                       $ 21,066,226    $ 20,665,271    $ 20,524,888
Other                                                                    874,846       1,016,121         686,989
                                                                    ------------    ------------    ------------
Total Revenues                                                        21,941,072      21,681,392      21,211,877
                                                                    ------------    ------------    ------------

Expenses
General and administrative                                             4,862,864       4,807,259       5,115,436
General and administrative-related parties (Note 8)                    2,876,522       2,669,359       2,678,682
Repairs and maintenance                                                4,307,635       4,474,312       3,962,168
Operating and other                                                    2,799,675       2,554,982       2,468,385
Real estate taxes                                                      1,338,319       1,399,145       1,316,368
Insurance                                                              1,482,490       1,366,931       1,316,526
Interest                                                               9,481,885       9,394,174       9,350,039
Depreciation and amortization                                          6,727,245       6,772,845       6,708,665
                                                                    ------------    ------------    ------------

Total expenses                                                        33,876,635      33,439,007      32,916,269
                                                                    ------------    ------------    ------------

Loss from operations before minority interest                        (11,935,563)    (11,757,615)    (11,704,392)

Minority interest in loss of subsidiary partnerships
  from operations                                                        310,962         381,135         242,086
                                                                    ------------    ------------    ------------

Loss from operations                                                 (11,624,601)    (11,376,480)    (11,462,306)

Discontinued operations (Note 13):
Income (loss) from discontinued operations (including gain
  (loss) on sale
  of properties and minority interest)                                 4,911,290      (1,562,924)     11,364,701
                                                                    ------------    ------------    ------------

Net loss                                                            $ (6,713,311)   $(12,939,404)   $    (97,605)
                                                                    ============    ============    ============

Loss from operations - limited partners                             $(11,508,355)   $(11,262,715)   $(11,347,683)

Income (loss) from discontinued operations (including gain (loss)
  on sale of properties and minority interest) - limited partners      4,862,177      (1,547,295)     11,251,054
                                                                    ------------    ------------    ------------

Net loss - limited partners                                         $ (6,646,178)   $(12,810,010)   $    (96,629)
                                                                    ============    ============    ============

Number of BACs outstanding                                             139,101.5       139,101.5       139,101.5
                                                                    ============    ============    ============

Loss from operations per BAC                                        $     (82.73)   $     (80.97)   $     (81.58)

Income (loss) from discontinued operations (including gain
  (loss) on sale of properties and minority interest) - per BAC            34.95          (11.12)          80.88
                                                                    ------------    ------------    ------------

Net loss per BAC                                                    $     (47.78)   $     (92.09)   $       (.70)
                                                                    ============    ============    ============

*  Reclassified for comparative purposes.
** As restated (see Note 15).

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                               Limited          General
                                                                Total          Partners         Partners
                                                            -------------    -------------    -------------
Partners' deficit - April 1, 2003, as previously reported   $ (82,246,315)   $ (80,188,395)   $  (2,057,920)

Prior period adjustment (Note 15)                              (1,119,950)      (1,108,751)         (11,199)
                                                            -------------    -------------    -------------

Partners' deficit - April 1, 2003, as restated                (83,366,265)     (81,297,146)      (2,069,119)

Net loss, year ended March 31, 2004, as restated                  (97,605)         (96,629)            (976)
                                                            -------------    -------------    -------------

Partners' deficit - March 31, 2004, as restated               (83,463,870)     (81,393,775)      (2,070,095)

Net loss, year ended March 31, 2005, as restated              (12,939,404)     (12,810,010)        (129,394)
                                                            -------------    -------------    -------------

Partners' deficit - March 31, 2005, as restated               (96,403,274)     (94,203,785)      (2,199,489)

Net loss, year ended March 31, 2006                            (6,713,311)      (6,646,178)         (67,133)

Contribution - write-off of related party debt                     40,000                0           40,000
                                                            -------------    -------------    -------------

Partners' deficit - March 31, 2006                          $(103,076,585)   $(100,849,963)   $  (2,226,622)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Years Ended March 31,
                                                              --------------------------------------------
                                                                 2006          2005*/**        2004*/**
                                                              ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                      $ (6,713,311)   $(12,939,404)   $    (97,605)
                                                              ------------    ------------    ------------

Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                  9,182,178       9,840,467      10,179,376
  Loss on impairment of fixed assets                                     0       1,700,000               0
  Gain on sale of properties                                    (5,063,727)     (2,123,053)    (13,942,678)
  Interest added to mortgage note payable                          239,889         392,860         362,358
  Minority interest in loss of subsidiary partnerships          (2,047,922)       (334,395)       (272,964)
  (Increase) decrease in assets:
  Cash held in escrow                                              251,384        (427,625)        134,243
  Other assets                                                      59,919        (261,492)       (148,441)
  (Decrease) increase in liabilities:
  Due to debt guarantor                                          3,359,941       3,234,474       3,153,223
  Accounts payable                                              (1,040,263)        154,402        (109,242)
  Accrued interest payable                                       1,527,692       1,165,761         961,711
  Security deposits payable                                         45,653         363,246           7,042
  Increase in due to local general partners and affiliates         853,595         871,962         673,881
  Due to general partners and affiliates                          (481,389)      1,073,002       1,546,401
                                                              ------------    ------------    ------------

Total adjustments                                                6,886,950      15,649,609       2,544,910
                                                              ------------    ------------    ------------

Net cash provided by operating activities                          173,639       2,710,205       2,447,305
                                                              ------------    ------------    ------------

Cash flows from investing activities:

Proceeds from sale of properties                                 3,831,998         840,642       2,890,000
Costs paid relating to sale of properties                          (13,906)              0        (180,960)
Acquisition of property and equipment                           (1,082,221)     (1,649,756)     (1,316,200)
Increase in accounts payable and other liabilities from
  deferred revenue on sale of limited partnership interests      2,731,164               0               0
(Increase) decrease in cash held in escrow                        (102,763)        139,109        (105,383)
Decrease in cash held in escrow for real estate investments              0               0          82,332
Increase in due to local general partners and affiliates            68,918          68,481          69,717
                                                              ------------    ------------    ------------

Net cash provided by (used in) investing activities              5,433,190        (601,524)      1,439,506
                                                              ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                                         (60,370)        (32,979)         (4,150)
Repayments on mortgage notes                                    (5,742,642)     (3,996,682)     (5,675,185)
Proceeds from mortgage notes                                     1,267,300       1,146,464       2,935,500
Advances from debt guarantor                                       900,000         960,000         462,000
Increase (decrease) in due to local general partners and
  affiliates                                                             0           5,316      (2,707,173)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                               (136,324)       (246,866)       (340,221)
                                                              ------------    ------------    ------------

Net cash used in financing activities                           (3,772,036)     (2,164,747)     (5,329,229)
                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             1,834,793         (56,066)     (1,442,418)

Cash and cash equivalents at beginning of year                   3,600,256       3,656,322       5,098,740
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of year                      $  5,435,049    $  3,600,256    $  3,656,322
                                                              ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                        $  6,820,171    $  7,796,635    $  8,571,124
                                                              ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                        Years Ended March 31,
                                                              --------------------------------------------
                                                                 2006          2005*/**        2004*/**
                                                              ------------    ------------    ------------
Summarized below are the components of the gain on sale of
  properties:
Proceeds from sale of properties                              $  3,831,998    $    840,642    $  2,890,000
Costs paid relating to sale of properties                          (13,906)              0        (180,960)
Property and equipment, net of accumulated depreciation        (18,085,579)     (3,261,665)     (3,267,096)
Other assets                                                      (524,766)        (68,510)        (63,022)
Cash held in escrow                                             (4,168,436)       (140,680)              0
Deferred costs                                                    (176,454)         (3,379)       (223,110)
Mortgage notes payable                                          25,138,002       3,137,221      10,760,000
Accounts payable and other liabilities                             969,590       1,362,008         369,349
Due to local general partners and affiliates                     2,710,813          12,951       3,657,517
Due to general partners and affiliates                             (31,250)         77,614               0
Capitalization of consolidated subsidiaries attributable to
  minority interest                                             (4,586,285)        166,851               0

Supplemental disclosure of noncash investing and financing
  activities:
  Contribution from write-off of related party debt           $     40,000    $          0    $          0

Cash and cash equivalents, end of year, includes cash and cash equivalents from discontinued operations of $727,335, $640,686 and $0 for the years ended March 31, 2006, 2005 and 2004, respectively.

*  Reclassified for comparative purposes.
**  As restated (see Note 15).

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - General

Liberty  Tax  Credit  Plus  III  L.P.,  a  Delaware  limited   partnership  (the
"Partnership"), was organized on November 17, 1988. The Partnership had no operations until commencement of its public offering on May 2, 1989. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner", and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. On November 17, 2003, CharterMac acquired CharterMac Capital, LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC), which is the parent of RCC Manager LLC, the sole shareholder of Related Credit Properties III Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the Related General Partner and Executive Vice President of the Liberty General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer its Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of the Related General Partner and Executive Vice President of the Liberty General Partner.

On May 2, 1989, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests").

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") owning leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Historic Rehabilitation Tax Credit"). As of March 31, 2006, the period where qualified BACs holders are entitled to claim Tax Credits, generally ten years from the date of investment, or, if later, the date the Property is placed in service (the "Credit Periods"), for all the properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the 15 year period commencing at the beginning of the Credit Period (the "Compliance Period") in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008. During the year ended March 31, 2006, the Partnership sold its limited partnership interest in nine Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. Through the year ended March 31, 2006, the Partnership sold the property and the related assets and liabilities of four Local Partnerships, its limited partnership interest in fourteen Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. For a discussion of these sales, see Note 10. In addition, as of March 31, 2006, the Partnership entered into contracts to sell three additional Local Partnerships (see Note 11). Subsequently, the Partnership sold a building in one of its Local Partnerships, the property and the related assets and liabilities of a Local Partnership and entered into a purchase and sale agreement to sell the property and the related assets and liabilities of one additional Local Partnership (see Note 16).

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2006, 139,101.5 BACs have been issued, and no further issuance of BACs is anticipated. The Offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.


NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 56, 60 and 61 Subsidiary Partnerships in which the Partnership is the principal limited partner for the years ended March 31, 2006, 2005, and 2004, respectively. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial  reporting purposes,  the Partnership's  fiscal year ends on March
31. All Subsidiaries have fiscal years ending December 31. Accounts of the Subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the Subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions with the Subsidiary Partnerships have been eliminated in consolidation.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Increases  (decreases)  in  the  capitalization  of  consolidated   Subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $180,000 and $0 for the years ended March 31, 2006, 2005 and 2004, respectively (the 2005, 2004 and 2003 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c) Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2006, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are three assets classified as property and equipment-held for sale as of March 31, 2006 (see Note 11).

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 31,
                         ------------------------------------
                            2006         2005*        2004*
                         ----------   ----------   ----------
Interest                 $  175,251   $   98,412   $   97,501
Other                       699,595      917,709      589,488
                         ----------   ----------   ----------

   Total other revenue   $  874,846   $1,016,121   $  686,989
                         ==========   ==========   ==========

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                              Years Ended March 31,
                         ------------------------------
                           2006       2005*      2004*
                         --------   --------   --------
Interest                 $ 53,331   $ 99,950   $ 94,842
Other                     220,621    623,460    455,977
                         --------   --------   --------

   Total other revenue   $273,952   $723,410   $550,819
                         ========   ========   ========

* Reclassified for comparative purposes.

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

h)  New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154
requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 05-4 has not had a material effect on the consolidated financial statements.


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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


The estimated fair values of the Partnership's mortgage note payable from operations are as follows:

                                                     March 31, 2006               March 31, 2005
                                               --------------------------   -------------------------
                                                Carrying        Fair          Carrying       Fair
                                                 Amount         Value          Amount        Value
                                               -----------   ------------   -----------   -----------
Mortgage notes payable for which it is:
  Practicable to estimate fair value           $34,886,994   $ 35,678,879   $73,920,908   $76,481,343
  Not practicable                              $80,243,090            (*)   $86,023,460           (*)

The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                     March 31, 2006               March 31, 2005
                                               --------------------------   -------------------------
                                                Carrying        Fair          Carrying       Fair
                                                 Amount         Value          Amount        Value
                                               -----------   ------------   -----------   -----------
Mortgage notes payable for which it is:
  Practicable to estimate fair value           $14,508,056   $ 16,301,036   $ 4,535,363   $ 4,535,363
  Not practicable                              $ 7,850,121            (*)   $ 2,381,985            (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

Due to Local General Partners and Affiliates
--------------------------------------------

The estimated fair value of the Partnership's due to the general partners of the Local Partnerships (the "Local General Partners") and affiliates from operations are as follows:

                                                     March 31, 2006               March 31, 2005
                                               --------------------------   -------------------------
                                                Carrying        Fair          Carrying       Fair
                                                 Amount         Value          Amount        Value
                                               -----------   ------------   -----------   -----------
Due to Local General Partners and affiliates
  for which it is:
Not practicable to estimate fair value         $10,502,870            (*)   $12,589,346           (*)

The estimated fair value of the Partnership's due to the Local General Partners and affiliates from discontinued operations are as follows:

                                                     March 31, 2006               March 31, 2005
                                               --------------------------   -------------------------
                                                Carrying        Fair          Carrying       Fair
                                                 Amount         Value          Amount        Value
                                               -----------   ------------   -----------   -----------
Due to Local General Partners and affiliates
  for which it is:
Not practicable to estimate fair value         $   323,876            (*)   $    25,700           (*)

(*) Management believes it is not practicable to estimate the fair value of due to Local General Partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

                                             March 31,
                                  -----------------------------       Estimated
                                                                     Useful Lives
                                      2006             2005            (Years)
                                  -------------    -------------    --------------
Land                              $   8,573,478    $  11,562,462          -
Buildings and improvements          186,616,092      248,257,564    15 to 40 years
Other                                 5,477,671        7,957,724     5 to 10 years
                                  -------------    -------------
                                    200,667,241      267,777,750
Less:  Accumulated depreciation     (96,212,530)    (121,873,369)
                                  -------------    -------------

                                  $ 104,454,711    $ 145,904,381
                                  =============    =============

The initial cost to the Partnership, as shown in Schedule III in Item 15, includes $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses as of March 31, 2006 and 2005. In addition, as of March 31, 2006 and 2005, buildings and improvements include $14,677,111 of capitalized interest.

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $6,600,719, $6,629,197 and $6,584,548, respectively.

In connection with the rehabilitation of the Properties, the Subsidiary Partnerships have incurred developers' fees of $25,440,729 as of both March 31, 2006 and 2005 to the Local General Partner and affiliates. Such fees have been included in the cost of property and equipment.

During the 2005 and 2004 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $23,067,125 and $3,694,411, respectively, and $23,065,236 and $3,653,307 of these write-offs are related to the discontinued assets.

The components of property and equipment held for sale from discontinued operations are as follows:

                                             March 31,
                                  -----------------------------       Estimated
                                                                     Useful Lives
                                      2006             2005            (Years)
                                  -------------    -------------    --------------
Land                              $   1,712,770    $     417,822          -
Buildings and improvements           36,646,001       11,649,849    15 to 40 years
Other                                   906,979          158,053     5 to 10 years
                                  -------------    -------------
                                     39,265,750       12,225,724
Less:  Accumulated depreciation     (18,691,076)      (7,320,799)
                                  -------------    -------------

                                  $  20,574,674    $   4,904,925
                                  =============    =============

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2006, 2005 and 2004 amounted to $2,175,843, $3,039,859 and
$3,435,984, respectively.

Impairment of Fixed Assets
--------------------------

Lancashire Towers Associates Limited Partnership ("Lancashire")
---------------------------------------------------------------
On December 29, 2004, the Partnership entered into an agreement for the sale of its limited partnership interest in Lancashire to an affiliate of the Local General Partner for a purchase price of $800,000. At this time, in accordance with SFAS No. 144 the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. On May 2, 2005, Lancashire was sold.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 5 - Cash Held in Escrow

The components of cash held in escrow from operations are as follows:

                                                   March 31,
                                          -------------------------
                                              2006          2005
                                          -----------   -----------
Purchase price payments*                  $    58,081   $   130,081
Real estate taxes, insurance and other      2,835,989     5,355,973
Reserve for replacements                    2,873,810     5,400,499
Tenants' security deposits                  1,000,612     1,338,817
                                          -----------   -----------

                                          $ 6,768,492   $12,225,370
                                          ===========   ===========

The discontinued assets cash held in escrow consists of the following:

                                                   March 31,
                                          -------------------------
                                              2006          2005
                                          -----------   -----------
Real estate taxes, insurance, and other   $ 1,397,038   $   276,558
Reserve for replacements                      566,818       777,133
Tenants security deposits                     356,691       127,035
                                          -----------   -----------

                                          $ 2,320,547   $ 1,180,726
                                          ===========   ===========

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

                                                          March 31,
                                                 --------------------------
                                                    2006            2005          Period
                                                 -----------    -----------    -----------
Financing expenses                               $ 3,603,367    $ 4,769,175         *
Less:  Accumulated amortization                   (1,697,096)    (2,240,511)
                                                 -----------    -----------

                                                 $ 1,906,271    $ 2,528,664
                                                 ===========    ===========

* Over the life of the related mortgages.

Amortization of deferred costs from operations for the years ended March 31, 2006, 2005 and 2004 amounted to $126,526, $143,648 and $124,117, respectively.
During the years ended March 31, 2005 and 2004, there were net decreases in accumulated amortization of $546,635 and $103,629, respectively, due to write-offs and reclasses into discontinued operations as included in the summary in the table below.

The components of deferred costs and their periods of amortization from discontinued operations are as follows:

                                                          March 31,
                                                 --------------------------
                                                    2006            2005          Period
                                                 -----------    -----------    -----------
Financing expenses                               $   503,092    $         0         *
Less:  Accumulated amortization                     (402,399)             0
                                                 -----------    -----------

                                                 $   100,693    $         0
                                                 ===========    ===========

* Over the life of the related mortgages.

Amortization of deferred costs from operations for the years ended March 31, 2006, 2005 and 2004 amounted to $279,090, $27,763 and $34,727, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $604,000, including principal and interest at rates varying from 0% to 11.38% per annum, through the year 2044. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

  December 31,                           Amount
-----------------                     ------------
2006                                  $  8,265,256
2007                                     2,379,126
2008                                     2,543,532
2009                                     3,660,088
2010                                     2,777,094
Thereafter                              95,504,988
                                      ------------

                                      $115,130,084
                                      ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $84,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Accrued interest payable at March 31, 2006 and 2005 was approximately $17,923,000 and $17,806,060, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

L.I.H Chestnut Associates, L.P. ("Chestnut")
--------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2005 and 2004, Chestnut was in violation of such covenants. As of February 10, 2006, Pennsylvania Housing Finance Agency ("PHFA") has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined, occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property. Accordingly, the entire balance of the mortgage note has been classified as a current liability as of December 31, 2005.

Las Camelias Limited Partnership ("Las Camelias")
-------------------------------------------------
On December 30, 2005, Las Camelias obtained a second mortgage loan in the amount of $950,000. The new mortgage matures on January 1, 2007 and bears interest at the rate of 7.25% per annum. Financing costs of approximately $60,000 were incurred. The second mortgage resulted in a distribution from Las Camelias to the Partnership of approximately $875,000. On January 4, 2006, Las Camelias was sold (see Note 10 for sales of properties).

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

The mortgage notes from discontinued operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $120,000, including principal and interest at rates varying from 1% to 11.5% per annum, through the year 2040. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter for the discontinuing liabilities are as follows:

December 31,                             Amount
-----------------                     -------------
2006                                  $  3,676,596
2007                                       836,475
2008                                       857,771
2009                                       877,248
2010                                       893,513
Thereafter                              15,216,574
                                      ------------

                                      $ 22,358,177
                                      ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $6,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Accrued interest payable for the discontinued liabilities at March 31, 2006 and 2005 was $767,000 and $0, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


NOTE 8 - Related Party Transactions

As of March 31, 2006, Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 42 and one of the Local Partnerships, respectively (see Note 12a with respect to River Place).

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2006, 2005 and 2004 are as follows:

A)  Guarantees

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 were effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2006, the Partnership has not issued or modified any existing guarantees and has determined that the adoption of the accounting recognition provision of FASB Interpretation No. 45 would not have an impact on the Partnership's future financial position or results of operations.

The Partnership negotiated operating deficit guarantee agreements with all Local Partnerships in which the general partners of the Local Partnerships ("Local General Partners") agreed to fund operating deficits for a specified period of time. The terms of the operating deficit guarantee agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the operating deficit guarantees aggregated approximately $18,700,000 of which all have expired as of March 31, 2006.

The operating deficit guarantee agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


B)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2006, 2005 and 2004 were as follows:

Related Party Fees - continuing operations

                                                    Years Ended March 31,
                                             ------------------------------------
                                                2006         2005*        2004*
                                             ----------   ----------   ----------
Partnership management fees (i)              $1,231,750   $1,235,500   $1,345,196
Expense reimbursement (ii)                      506,765      327,712      290,714
Local administrative fee (iv)                    54,000       59,000       54,721
                                             ----------   ----------   ----------

Total general and administrative -
  General Partners                            1,792,515    1,622,212    1,690,631
                                             ----------   ----------   ----------

Property management fees incurred to
  affiliates of the Local General Partners
  (iii)                                       1,084,007    1,047,147      988,051
                                             ----------   ----------   ----------

Total general and administrative - related
  parties                                    $2,876,522   $2,669,359   $2,678,682
                                             ==========   ==========   ==========


Related Party Fees - discontinued operations

                                                    Years Ended March 31,
                                             ------------------------------------
                                                2006         2005*        2004*
                                             ----------   ----------   ----------
Local administrative fee (iv)                $   35,250   $   39,000   $   95,898
                                             ----------   ----------   ----------

Total general and administrative-General
  Partners                                       35,250       39,000       95,898
                                             ----------   ----------   ----------

Property management fees incurred to
  affiliates of the Local General Partners
  (iii)                                         502,601      721,822      817,870
                                             ----------   ----------   ----------

Total general and administrative-related
  parties                                    $  537,851   $  760,822   $  913,768
                                             ==========   ==========   ==========

* Reclassified for comparative purposes.


(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,822,000 and $11,045,000 were accrued and unpaid at March 31, 2006 and 2005. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(iii) The Subsidiary Partnerships incurred property management fees amounting to $2,158,738, $2,333,822 and $2,366,865 for the years ended March 31, 2006, 2005 and 2004,  respectively.  Of these fees, $1,586,608,  $1,768,969 and $1,805,921, respectively, was incurred by affiliates of the Local General Partners, which includes $502,601, $721,822 and $817,870 of fees relating to discontinued operations.

(iv) Liberty Associates IV, LP ("Liberty Associates"), a special limited partner of the Subsidiary Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Liberty Associates received cash distributions from the Local Partnerships of, approximately, $12,000, $6,000 and $10,000 during the years ended March 31, 2006, 2005 and 2004, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Pursuant to the Partnership Agreement and the limited partnership agreements for the Local Partnerships, (the "Local Partnership Agreements"), the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

As of March 31, 2006 and 2005, the Partnership is owed approximately $2,434,000 and $1,892,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to five Local Partnerships to fund their operations.

C)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2006 and 2005 consists of the following:

                                                                    March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Operating deficit advances                                $    893,366    $  2,133,675
Development fees                                               385,821         385,821
Operating advances                                           5,830,653       5,625,641
Due to contractor                                               46,289          46,289
Developer loans and accrued interest (i)                     1,344,418       1,335,500
Land note payable (ii)                                       1,565,106       1,505,106
Management and other operating fees                            437,217       1,557,314
                                                          ------------    ------------

                                                          $ 10,502,870    $ 12,589,346
                                                          ============    ============

Due to Local General Partners and affiliates at March 31, 2005 and 2004 included in the discontinued liabilities consists of the following:

                                                                    March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Operating deficit advances                                $    344,929    $          0
Operating advances                                              74,932               0
General Partner distributions                                   20,000          20,000
Management and other operating fee                            (115,985)          5,700
                                                          ------------    ------------

                                                          $    323,876    $     25,700
                                                          ============    ============

(i) Developer loans consist of the following:

                                                                    March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Jefferson Limited Partnership -
-----------------------------
This loan is unsecured,  bears  interest at an annually
adjusted rate (1.98% at December 31, 2005 and 1.52% at
December 31, 2004) and has no predetermined due date      $    100,000    $    100,000

This note is unsecured, bears interest at 9.25% per
annum and is due in the event of sale or refinancing of
the property                                                    75,000          75,000

Accrued interest on developer loans                            183,634         174,716

Citrus Meadows Apartments, Ltd. -
-------------------------------
This loan bears no interest and can only be repaid with
the proceeds from a sale or refinancing                        985,784         985,784
                                                          ------------    ------------

                                                          $  1,344,418    $  1,335,500
                                                          ============    ============

Interest expense incurred on developer loans amounted to $8,918, $8,458 and $9,718 for the years ended March 31, 2006, 2005 and 2004, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


(ii) Land note payable consists of the following:

                                                                    March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Citrus Meadows Apartments, Ltd. -
-------------------------------
The land for this  Subsidiary  Partnership  was
purchased from the Local General Partner for a  $600,000
note which  accrues  interest  at 10% per  annum.  The
principal balance,  together with the accrued interest,
is payable upon the sale of the property or in August
2037, whichever event occurs first.                       $  1,565,106    $  1,505,106
                                                          ============    ============


Interest expense incurred on land note payable amounted to $60,000 for each of the three years ended March 31, 2006, 2005 and 2004.


The Partnership had negotiated operating deficit guaranty agreements with all Local Partnerships by which the Local General Partners had agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.

Amounts funded under the operating deficit guaranty agreements were treated as non-interest bearing loans, which will be paid only out of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2006, there was approximately $3,138,000 advanced under the Operating Deficit Guaranty Agreements of which approximately $1,900,000 has been repaid. Any amounts funded under such agreements would be reflected under "Due to local general partner and affiliates" on the Partnership's financial statements. As of March 31, 2006, all Operating Deficit Guaranty Agreements have expired.


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated Subsidiaries follows:

                                                                Years Ended December 31,
                                                      --------------------------------------------
                                                          2005            2004            2003
                                                      ------------    ------------    ------------
Financial statement net loss                          $ (6,713,311)   $(12,938,658)   $    (97,359)

Difference resulting from parent company having a
different fiscal year for income tax and financial
reporting purposes                                         569,071          44,931         (95,895)

Difference between depreciation and amortization
expense recorded for financial statement and income
tax reporting purposes                                  (1,132,354)     (1,611,877)     (1,978,505)

Difference between gain on sale of properties
recorded for financial statement and income tax
reporting purposes                                      (7,863,229)        107,656      (6,013,468)

Loss on impairment recorded for financial statement
not deducted for tax purposes                                    0       1,700,000               0

Tax-exempt interest income                                 (16,574)         (4,236)         (1,265)

Other                                                      977,883         580,420         832,166
                                                      ------------    ------------    ------------

Taxable net loss as shown on the Partnership's
income tax return                                     $(14,178,514)   $(12,121,764)   $ (7,354,326)
                                                      ============    ============    ============


NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the year ended March 31, 2006, the Partnership sold its limited partnership interests in nine Local Partnerships, the property and related assets and liabilities of three Local Partnerships and transferred the deed to the property and related assets and liabilities at one Local Partnership. Through March 31, 2006, the Partnership has sold its limited partnership interest in fourteen Local

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Partnerships, the property and the related assets and liabilities of four Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. In addition, as of March 31, 2006, the
Partnership has entered into contracts to sell three additional Local Partnerships (see Note 11). Subsequently, the Partnership sold a building in one of its Local Partnerships, the property and the related assets and liabilities of a Local Partnership and entered into a purchase and sale agreement to sell the property and the related assets and liabilities of one additional Local Partnership (see Note 16). There may be no assurance as to whether or when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 28, 2006, the general partner of Stop 22 Limited Partnership ("Stop 22") purchased the Partnership's remaining interest in Stop 22. The sale will result in a Local General Partner contribution of approximately $5,379,000, which will be recognized in the Partnership's 10-Q for the quarter ended June 30, 2006, and the liquidation of Stop 22. On April 22, 2005, the Partnership sold 10% of its limited partnership interest in Stop 22 to the Local General Partner for $200,000. The sale resulted in a Local General Partner contribution of approximately $200,000 during the year ended March 31, 2006. As of the sale date, Stop 22 had property and equipment, at cost, of approximately $11,128,000, accumulated depreciation of approximately $5,707,000 and mortgage debt of approximately $10,130,000.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,700,000. The sale will result in a gain of approximately $652,000 which will be recognized in the Partnership's 10-Q for the quarter ended June 30, 2006 and the liquidation of Affordable Flatbush. As of December 31, 2005, Affordable Flatbush had property and equipment, at cost, of approximately $2,824,000, accumulated depreciation of approximately $1,652,000 and mortgage debt of approximately $1,211,000.

On March 1, 2006, Site H Development Co. ("Site H") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,200,000. The sale will result in a gain of approximately $976,000 which will be recognized in the Partnership's 10-Q for the quarter ended June 30, 2006 and the liquidation of Site H. As of December 31, 2005, Site H had property and equipment, at cost, of approximately $1,346,000, accumulated depreciation of approximately $779,000 and mortgage debt of approximately $551,000.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership ("Las Camelias") to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale resulted in a Local General Partner contribution of approximately $2,828,000 and a special limited partner contribution of approximately $40,000. The sale resulted in the liquidation of Las Camelias. As of the sale date, Las Camelias had property and equipment, at cost, of approximately $10,070,000, accumulated depreciation of approximately $5,099,000 and mortgage debt of approximately $7,614,000.

On December 14, 2005, Michigan Rural Housing Limited Partnership ("Michigan Rural") sold the property and the related assets and liabilities of Prairie Glen Apartments ("Prairie Glen") (one of its properties) to an unaffiliated party for approximately $1,617,000. The sale resulted in a gain of approximately $822,000. As of the sale date, Prairie Glen had property and equipment, at cost, of approximately $1,658,000, accumulated depreciation of approximately $894,000 and mortgage debt of approximately $1,321,000.

On December 14, 2005, the Partnership sold its limited partnership interest in RBM Associates/Spring Garden ("Spring Garden") to an unaffiliated party for $100. The sale resulted in a gain of approximately $36,000 and the liquidation of Spring Garden. As of the sale date, Spring Garden had property and equipment, at cost, of approximately $1,598,000, accumulated depreciation of approximately $615,000 and mortgage debt of approximately $975,000.

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

On July 5, 2005, the Partnership sold its limited partnership interest in Glenbrook Associates ("Glenbrook") to the Local General Partner for $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits. The sale resulted in a Local General Partner contribution of approximately $147,000, which includes the $40,000 note receivable recorded as deferred revenue, and the liquidation of Glenbrook. As of the sale date, Glenbrook had property and equipment, at cost, of approximately $3,033,000, accumulated depreciation of approximately $1,605,000 and mortgage debt of approximately $1,619,000.

On June 30, 2005, the Partnership sold its limited partnership interest in Barclay Village II, Ltd. ("Barclay") to the Local General Partner for $175,000. The sale resulted in a Local General Partner contribution of approximately

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


$597,000 and the liquidation of Barclay. As of the sale date, Barclay had property and equipment, at cost, of approximately $4,099,000, accumulated depreciation of approximately $2,346,000 and mortgage debt of approximately $2,164,000.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $1,066,000 and liabilities of $4,542,000 resulted in a gain of approximately $3,048,000. As of the transfer date, Gentle Pines had property and equipment, at cost, of approximately $797,000, accumulated depreciation of approximately $74,000 and mortgage debt of approximately $3,474,000.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, Ltd. ("Lancashire") in exchange for a distribution to the Partnership of approximately $764,000, which was financed by a loan to the Local Partnership by the Local General Partner. During the year ended March 31, 2005, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The redemption resulted in a Local General Partner capital contribution of approximately $220,000. As of the sale date, Lancashire had property and equipment, at cost, of approximately $5,765,000, accumulated depreciation of approximately $3,981,000 and mortgage debt of approximately $2,315,000.

On April 29, 2005, Brandywine Court Associates, L.P. ("Brandywine") sold its property and the related assets and liabilities to an unaffiliated third party for approximately $1,380,000. The sale resulted in a gain of approximately $1,359,000 and the liquidation of Brandywine. As of the sale date, Brandywine had property and equipment, at cost, of approximately $550,000, accumulated depreciation of approximately $76,000 and mortgage debt of approximately $1,359,000.

On October 7, 2004, the Partnership sold its limited partnership interest in Ashby Apartments, Ltd. ("Ashby") to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000. The sale resulted in the liquidation of Ashby. As of the sale date, Ashby had property and equipment, at cost, of approximately $716,000, accumulated depreciation of approximately $337,000 and mortgage debt of approximately $300,000.

On October 7, 2004, the Partnership sold its limited partnership interest in Meredith Apartments ("Meredith") to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000. The sale resulted in the liquidation of Meredith. As of the sale date, Meredith had property and equipment, at cost, of approximately $1,490,000, accumulated depreciation of approximately $820,000 and mortgage debt of approximately $520,000.

On October 7, 2004, the Partnership sold its limited partnership interest in Ritz Apartments LTD. ("Ritz") to the Local General Partner for approximately $50,000, resulting in a loss of less than $1,000. The sale resulted in the liquidation of Ritz. As of the sale date, Ritz had property and equipment, at cost, of approximately $672,000, accumulated depreciation of approximately $345,000 and mortgage debt of approximately $300,000.

On July 15, 2004, the Partnership sold its limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000. The sale resulted in the liquidation of Benjamin's Corner. As of the sale date, Benjamin's Corner had property and equipment, at cost, of approximately $3,838,000, accumulated depreciation of approximately $2,069,000 and mortgage debt of approximately $2,018,000.

On June 26, 2003, Jefferson Place L.P. ("Jefferson Place") sold its property and the related assets and liabilities to an unaffiliated third party for $13,650,000, resulting in a gain of approximately $13,943,000 and the liquidation of Jefferson Place. As of the sale date, Jefferson Place had property and equipment, at cost, of approximately $14,153,000, accumulated depreciation of $10,757,000 and mortgage debt of approximately $10,760,000.


NOTE 11 - Assets Held for Sale

On January 30, 2006, Cutler Canal III Associates, Ltd. ("Cutler Canal III") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $11,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2007. Cutler Canal III is being held as an asset held for sale as of March 31, 2006. As of March 31, 2006, Cutler Canal III had property and equipment, at cost, of approximately $13,618,000, accumulated depreciation of approximately $4,545,000 and mortgage debt of approximately $7,278,000.

On January 13, 2006, Broadhurst Willows, L.P. ("Broadhurst") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $5,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in July 2006. No assurance can be given that the sale will actually occur. Broadhurst is being held as an asset held for sale as of March 31, 2006. As of March 31, 2006, Broadhurst had property and equipment, at cost, of approximately $5,485,000 and accumulated depreciation of approximately $3,450,000.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of approximately $100,000. The affiliate of the Local General Partner has the option to buy the remaining

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the purchase of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of March 31, 2006.


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extention to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $58,413,027, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2006. However, there is no guarantee that GRS, or any other person, will continue to make these payments on behalf of the River Place. Additionally, because River Place has been declared in default of its obligations under the guarantor agreement, the Authority could elect to declare River Place to be in default under the loan agreements pursuant to certain provisions contained therein but have elected not to do so as a result of GRS making the required debt service payments. Accordingly, it is uncertain whether River Place will be able to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2006 and 2005. The net loss after minority interest for River Place amounted to approximately $4,056,000, $3,526,000 and $3,249,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matures September 1, 2006. The principal balance of the note at December 31, 2005 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2006. Longfellow intends to extend or renegotiate the note during 2006. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both March 31, 2006 and 2005. The net loss after minority interest for Longfellow amounted to approximately $370,000, $311,000 and $335,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $527,989 during the current period and has incurred a Partner's deficit of $8,035,013 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. With record low interest rates, more people are purchasing housing instead of renting. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2006 and 2005. The net loss after minority interest amounted to approximately $528,000, $777,000 and $568,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At December 31, 2005, San Justo had a partners' deficit of $1,901,629 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. The management of San Justo has recommended that it liquidate its assets in an orderly manner in order to comply with its obligations. The Partnership's investments in San Justo have been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both March 31, 2006 and 2005. The net loss after minority interest for San Justo was approximately $313,000, $234,000 and $231,000 for the years ended March 31, 2006, 2005 and
2004, respectively.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2005 and 2004, Jefferson's current liabilities exceeded its current assets by approximately $1,289,000 and $130,000, respectively. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the following: (i) included in current liabilities at December 31, 2005 is $1,101,180, the entire unpaid principal of Jefferson's first mortgage note (This classification is

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


caused by a default with the terms of the note that results from Jefferson being in arrears by one monthly installment payment at December 31, 2005. The missed payment stems from an error in cash management. The management of Jefferson has taken corrective measures and all first mortgage note installments are current in early 2006.) and (ii) $85,440 and $72,891 of current liabilities at December 31, 2005 and 2004, respectively, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from December 31, 2005. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2006 and 2005. The net loss after minority interest for Jefferson amounted to approximately $183,000, $151,000 and $217,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The General Partners have funded cash flow shortfalls thusfar. The Partnership's investment in Manhattan A was approximately $658,000 at March 31, 2006 and the minority interest for Manhattan A was $0 at both March 31, 2006 and 2005. The net loss after minority interest for Manhattan A amounted to approximately $97,000, $113,000 and $25,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Subsequently, on May 31, 2006 Manhattan A entered into an agreement to sell its property and related assets and liabilities for a purchase price of $3,900,000 (see Note 16).

Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines")
--------------------------------------------------------------
The financial statements of Gentle Pines have been prepared knowing that Gentle Pines has transferred its deed, in lieu of foreclosure. Gentle Pines was unable to make a mortgage payment after May 2004 and was in default. The Federal Housing Administration insured note was subsequently assigned to the HUD on September 1, 2004. On March 31, 2005, HUD sold the mortgage to a third party. On May 6, 2005, Gentle Pines transferred ownership of the project to a third party by tendering a deed in lieu of foreclosure. The Partnership's investment in Gentle Pines had been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2006 and 2005. The net income
(loss) after minority interest for Gentle Pines amounted to approximately $2,760,000, $(437,000) and $(100,000) for the years ended March 31, 2006, 2005 and 2004, respectively.

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in September 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether the Property will be rebuilt or not. The Property is close to the end of its Compliance Period and has third-party debt. The Partnership anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, the Partnership does not expect that there will be financial exposure related to the Partnership. The Partnership's investment in the Local Partnership at March 31, 2006 is approximately $328,000 and the property and equipment net of accumulated depreciation is approximately $3,083,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal III Associates, Ltd. ("Cutler Canal")
--------------------------------------------------
On October 24, 2005, Cutler Canal was damaged by Hurricane Wilma. The hurricane caused extensive damage which will require roofing to be replaced on substantially all the buildings of the Property. In total, damages are estimated to be approximately $578,000. As of December 31, 2005, the claim was in process and repairs had not begun. Repairs are expected to consist of removing existing roofing material and installing new roofing material. Of the total $578,000 estimated costs, insurance proceeds are expected to total $155,000 after a deductible of approximately $310,000 and a reduction for depreciation of approximately $113,000. No loss is expected since the net proceeds from the involuntary conversion are expected to exceed the net cost of damaged property. Based on current estimates, a net gain of approximately $96,000 is expected, which is the excess of net proceeds of $155,000 less the cost of the damaged property of $59,000. Gain, if any will be recognized when the insurance claim is settled. On January 30, 2006, Cutler Canal entered into an agreement to sell its property and related assets and liabilities for a purchase price of $11,600,000 (see Note 11).

Driftwood Terrace Associates, Ltd. ("Driftwood")
------------------------------------------------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $324,450 of insurance proceeds and has made repairs of $59,262 as of December 31, 2005. Driftwood has established a deferred charges account in the amount of $265,188 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time.

Leases
------

Two of the Subsidiary Partnerships are leasing the land on which the Properties are located, for terms ranging from 50 to 99 years. The leases on these Properties are noncancelable. At December 31, 2005 those Subsidiary Partnerships were committed to minimum future annual rentals on the leases aggregating approximately $66,000 for each of the next five years, and $2,530,000 total thereafter.

One Local Partnership has entered into an agreement ("Master Lease") with an affiliate that expires in 2012, wherein the Local Partnership is guaranteed annual rental revenue. The following is a schedule by year of future minimum rentals to be received under the Master Lease as of December 31, 2005:

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Year Ended December 31,
-----------------------
2006                                         $  152,133
2007                                            158,370
2008                                            164,863
2009                                            171,458
2010                                            178,316
2011 and thereafter                             186,594
                                             ----------

                                             $1,011,734
                                             ==========

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2006, uninsured cash and cash equivalents approximated $1,200,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of Tax Credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer's interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

During the tax years 2005, 2004 and 2003, the Partnership generated Tax Credits of approximately $3,000, $69,000 and $69,000, respectively.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 19% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

River Place
-----------
In order to enhance the marketability of its Variable Rate Limited Obligation Multifamily Housing Revenue Refunding Bonds (the "2000 Bonds"), GRS entered into an agreement with a bank whereby the bank issued a direct-pay letter of credit on the account of River Place in favor of the Authority in the initial stated amount equal to approximately $23,000,000 and $24,000,000 as of December 31, 2005 and 2004, respectively. The letter of credit, which was due to expire May 16, 2005, was extended through May 16, 2007.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 13 - Discontinued Operations

The following table summarizes the financial position and results of operations of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal III, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Michigan Rural, Philipsburg, Site H, Spring Garden, Stop 22 and Wade were classified as discontinued operations in the consolidated financial statements. As of March 31, 2005, Ashby, Benjamin's Corner, Lancashire, Meredith, Michigan Rural and Ritz were classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

                                                    March 31,     March 31,
                                                      2006          2005
                                                  -----------   -----------
Assets
  Property and equipment - less accumulated
    depreciation of $18,691,076 and $7,320,799,
    respectively                                  $20,574,674   $ 4,904,925
  Cash and cash equivalents                           727,335       640,686
  Cash held in escrow                               2,320,547     1,180,726
  Deferred costs                                      100,693             0
  Other assets                                        599,082       103,861
                                                  -----------   -----------
Total assets                                      $24,322,331   $ 6,830,198
                                                  ===========   ===========

Liabilities
  Mortgage notes payable                          $22,358,177   $ 6,917,348
  Accounts payable and other liabilities            1,701,142       285,741
  Due to local general partners and affiliates        323,876        25,700
  Due to general partners and affiliates               92,562         2,500
  Minority interest                                   197,145      (753,139)
                                                  -----------   -----------
Total liabilities                                 $24,672,902   $ 6,478,150
                                                  ===========   ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Philipsburg, Site H, Spring Garden, Stop 22 and Wade, which were all sold during the year ended March 31, 2006, and Broadhurst, Cutler Canal III and Michigan Rural, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 31, 2005, Ashby, Benjamin's Corner, Meredith and Ritz, which were sold during the year and Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal III, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Michigan Rural, Philipsburg, Site H, Spring Garden, Stop 22 and Wade in order to present comparable results to the year ended March 31, 2006 were classified as discontinued operations on the consolidated financial statements. For the year ended March 31, 2004, Jefferson Place, which was sold during the year and Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal III, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Michigan Rural, Philipsburg, Site H, Spring Garden, Stop 22, Wade, Ashby, Benjamin's Corner, Meredith and Ritz, in order to present comparable results to the year ended March 31, 2006, were classified as discontinued operations on the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Consolidated Statements of Discontinued Operations:

                                                                          Years Ended March 31,
                                                               --------------------------------------------
                                                                   2006            2005*           2004*
                                                               ------------    ------------    ------------
 Revenues

 Rental income                                                 $  9,199,562    $ 12,422,742    $ 13,899,882
 Other                                                              273,952         723,410         550,819
 Gain on sale of properties                                       5,063,727       2,123,053      13,942,678
                                                               ------------    ------------    ------------
 Total revenue                                                   14,537,241      15,269,205      28,393,379
                                                               ------------    ------------    ------------

 Expenses

 General and administrative                                       1,603,684       2,204,994       2,464,917
 General and administrative-related parties (Note 8)                537,851         760,822         913,768
 Repairs and maintenance                                          1,607,633       1,946,246       2,110,636
 Operating                                                        1,233,930       1,710,738       1,827,920
 Taxes                                                              623,505         867,792         971,974
 Insurance                                                          613,254         795,002         804,022
 Interest                                                         2,688,121       3,732,173       4,495,608
 Depreciation and amortization                                    2,454,933       3,067,622       3,470,711
 Loss on impairment of fixed assets                                       0       1,700,000               0
                                                               ------------    ------------    ------------

 Total expenses                                                  11,362,911      16,785,389      17,059,556
                                                               ------------    ------------    ------------

 Income (loss) before minority interest                           3,174,330      (1,516,184)     11,333,823
 Minority interest in income (loss) of subsidiaries from
   discontinued operations                                        1,736,960         (46,740)         30,878
                                                               ------------    ------------    ------------
 Total income (loss) from discontinued operations (including
   gain on sale of properties)                                 $  4,911,290    $ (1,562,924)   $ 11,364,701
                                                               ============    ============    ============

 Income (loss) - limited partners from discontinued
   operations (including gain on sale of properties)           $  4,862,177    $ (1,547,295)   $ 11,251,054
                                                               ============    ============    ============

 Number of BACs outstanding                                       139,101.5       139,101.5       139,101.5
                                                               ============    ============    ============

 Income (loss) discontinued operations (including gain on
   sale of
   properties) per BAC                                         $      34.95    $     (11.12)   $      80.88
                                                               ============    ============    ============


* Reclassified for comparative purposes


Cash flows from Discontinued Operations:

                                                                          Years Ended March 31,
                                                               --------------------------------------------
                                                                   2006            2005            2004
                                                               ------------    ------------    ------------

 Net cash (used in) provided by operating activities           $ (4,611,480)   $    846,065    $ (2,628,843)
                                                               ------------    ------------    ------------
 Net cash provided by investing activities                     $    835,630    $  4,906,300    $  5,994,643
                                                               ------------    ------------    ------------
 Net cash provided by (used in) financing activities           $  2,218,697    $   (105,587)   $   (403,665)
                                                               ------------    ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 14 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2006 and 2005. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                            Quarter Ended
                                                        --------------------------------------------------------
                                                         June 30,     September 30,   December 31,    March 31,
                                                           2005            2005           2005           2006
                                                        -----------    -----------    -----------    -----------
Revenues                                                $ 5,425,171    $ 5,462,774    $ 5,555,444    $ 5,497,683
Operating expenses                                       (8,351,825)    (8,670,155)    (8,347,775)    (8,506,880)
                                                        -----------    -----------    -----------    -----------

Loss from operations before minority interest            (2,926,654)    (3,207,381)    (2,792,331)    (3,009,197)

Minority interest in loss (income) of subsidiary
  partnerships from operations                               67,276     (1,727,443)    (1,630,554)     3,601,683

(Loss) income from discontinued operations (including
  gain (loss)of properties and minority interest)          (490,685)     5,794,630        310,923       (703,578)
                                                        -----------    -----------    -----------    -----------

Net (loss) income                                       $(3,350,063)   $   859,806    $(4,111,962)   $  (111,092)
                                                        ===========    ===========    ===========    ===========

Net (loss) income - limited partnership                 $(3,316,562)   $   851,208    $(4,070,842)   $  (109,981)
                                                        ===========    ===========    ===========    ===========

Net (loss) income per BAC from operations               $    (20.35)   $    (35.12)   $    (31.48)   $     28.94

Net (loss) income per BAC from discontinued
  operations                                                  (3.49)         41.24           2.21         (29.73)
                                                        -----------    -----------    -----------    -----------

Net (loss) income per BAC                               $    (23.84)   $      6.12    $    (29.27)   $     (0.79)
                                                        ===========    ===========    ===========    ===========
                                                                            Quarter Ended
                                                        --------------------------------------------------------
                                                         June 30,     September 30,   December 31,    March 31,
                                                         2004*/**       2004*/**       2004*/**        2005*/**
                                                        -----------    -----------    -----------    -----------

Revenues                                                $ 5,289,836    $ 5,366,388    $ 5,390,059    $ 5,635,109
Operating expenses                                       (7,913,320)    (8,519,217)    (8,351,261)    (8,655,209)
                                                        -----------    -----------    -----------    -----------

Loss from operations before minority interest            (2,623,484)    (3,152,829)    (2,961,202)    (3,020,100)

Minority interest in loss of subsidiary
  partnerships from operations                               63,014         64,672         66,028        187,421

(Loss) income from discontinued operations
  (including gain (loss)of properties and minority
  interest)                                                (613,741)      (219,591)     1,751,369     (2,480,961)
                                                        -----------    -----------    -----------    -----------

Net loss                                                $(3,174,211)   $(3,307,748)   $(1,143,805)   $(5,313,640)
                                                        ===========    ===========    ===========    ===========

Net loss - limited partnership                          $(3,142,469)   $(3,274,671)   $(1,132,367)   $(5,260,504)
                                                        ===========    ===========    ===========    ===========

Net loss per BAC from operations                        $    (18.22)   $    (21.98)   $    (20.61)   $    (20.16)

Net (loss) income per BAC from discontinued
  operations                                                  (4.37)         (1.56)         12.47         (17.66)
                                                        -----------    -----------    -----------    -----------

Net loss per BAC                                        $    (22.59)   $    (23.54)   $     (8.14)   $    (37.82)
                                                        ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.
** As restated (see Note 15).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 15 - Prior Period Adjustment

The accompanying financial statement for the years ended March 31, 2005 and 2004 have been restated to correct an understatement of interest and real estate tax due to an error in the computation of annual interest expense and real estate tax expense at one Local Partnership. The effect of prior period accounting errors resulted in the following changes as of March 31,

                                                            2005                             2004
                                               -----------------------------    -------------------------------
                                               As previously                    As previously
                                                  Reported       As Restated       Reported       As Restated
                                               -------------    ------------    -------------     -------------
Balance Sheet including discontinued:
Accrued interest payable                       $  17,012,106    $ 17,806,060    $  15,895,951     $  16,649,654
Accounts payable                                   5,679,086       6,154,351        6,547,074         6,987,953
Deficit                                          (95,134,055)    (96,403,274)     (82,269,284)      (83,463,870)

Statement of Operations including
  discontinued:
Interest                                          13,086,097      13,126,347       13,805,397        13,845,647
Real estate tax                                    2,232,554       2,266,937        2,253,959         2,288,342
Net loss                                          12,864,771      12,939,404           22,742            97,605

Net loss per BAC                               $       91.56    $      92.09    $         .16     $         .70

Total partners' deficit as of April 1, 2003 has been increased by $1,119,950 for the effects of the restatement on prior years.


NOTE 16 - Subsequent Events

On April 14, 2006, Michigan Rural Housing Limited Partnership ("Michigan Rural") sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated party for approximately $1,083,000. The sale resulted in a gain of approximately $410,000 which will be recognized in the Partnership's 10-Q for the quarter ended September 30, 2006. As of the sale date, Meadowlands had property and equipment, at cost, of approximately $1,332,000, accumulated depreciation of approximately $755,000 and mortgage debt of approximately $836,000.

On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for approximately $530,000. The sale resulted in a Local General Partner contribution of approximately $734,000 which will be recognized in the Partnership's 10-Q for the quarter ended September 30, 2006. As of the sale date, Weidler had property and equipment, at cost, of approximately $2,357,000, accumulated depreciation of approximately $1,181,000 and mortgage debt of approximately $1,213,000.

On May 31, 2006, Manhattan A Associates ("Manhattan A") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $3,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. As of March 31, 2006, Manhattan A had property and equipment, at cost, of approximately $7,468,000, accumulated depreciation of approximately $3,696,000 and mortgage debt of approximately $2,834,000.

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

Item 9B. Other Information

None


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware limited liability corporation. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC), which controls the Partnership's General Partners, has adopted a code of ethics (see http://www.chartermac.com).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the Related General Partner and Executive Vice President of the Liberty General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer its Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of the Related General Partner and Executive Vice President of the Liberty General Partner.

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

Related Credit Properties III, L.P.
-----------------------------------

Name                             Position
----                             --------
Alan P. Hirmes                   Director, President and Chief Executive Officer

Marc D. Schnitzer                Senior Vice President

Glenn F. Hopps                   Treasurer and Assistant Vice President

ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

MARC D. SCHNITZER, 45, is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March of 2006, Mr. Schnitzer was appointed Chief Executive Officer of CharterMac. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 43, joined CharterMac Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

Liberty GP III Inc.
-------------------

Name                            Position
----                            --------
Alan P. Hirmes                  Director, President and Chief Executive Officer

Marc D. Schnitzer               Executive Vice President

Glenn F. Hopps                  Treasurer

Biographical information with respect to Messrs. Hirmes, Schnitzer and Hopps is set forth above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                        Name and Address of         Amount and Nature of             Percentage
Title of Class          Beneficial Ownership        Beneficial Ownership               of Class
-------------           --------------------        --------------------             ------------
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

As of March 31, 2006, Liberty Associates IV L.P. holds a 1% and .998% (see Item 7 with respect to River Place) limited partnership interest in 42 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of June 2, 2006, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                        Amount and Nature of
Name of Beneficial Owner (1)            Beneficial Ownership     Percent of Class
------------------------                --------------------     ----------------
Lehigh Tax Credit Partners, Inc.        13,127.66 (2) (3)             9.4%

J. Michael Fried                        13,127.66 (2) (3) (4)         9.4%

Alan P. Hirmes                          13,127.66 (2) (3) (4)         9.4%

Stuart J. Boesky                        13,127.66 (2) (3) (4)         9.4%

Marc D. Schnitzer                       -                               -

Glenn F. Hopps                          -                               -

Teresa Wicelinski                       -                               -

All directors and executive officers    13,127.66 (2) (3) (4)         9.4%
of the general partner of the
Related General Partner as a group
(six persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in the Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh I and the General Partners (the "Standstill Agreement"), Lehigh I agreed that, prior to April 4, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh Tax Credit Partners II L.L.C. ("Lehigh II")) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934, as amended) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that, until the Standstill Expiration Date, it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, that Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, that Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partners as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partners or their affiliates. The address of each of the Partnership, Lehigh I and the General Partners is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh II for which the Managing Member serves as managing member. As of June 2, 2006, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except for J. Michael Fried and Stuart J. Boesky, who own only an economic interest.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $57,200 for both the years ended March 31, 2006 and 2005.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns for the years ended December 31, 2005 and 2004 were $12,000 for both years.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules
                                                                                                        Sequential
                                                                                                           Page
                                                                                                        ------------

(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm                                             20

          Consolidated Balance Sheets at March 31, 2006 and 2005                                             118

          Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and
            2004                                                                                             119

          Consolidated Statements of Changes in Partners' Deficit for the Years Ended March 31,
            2006, 2005 and 2004                                                                              120

          Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and
            2004                                                                                             121

          Notes to Consolidated Financial Statements                                                         123

(a) 2.    Financial Statement Schedules
          -----------------------------

          Report of Independent Registered Public Accounting Firm                                            153

          Schedule I - Condensed Financial Information of Registrant                                         154

          Schedule III - Real Estate and Accumulated Depreciation                                            157

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

(3B)      Certificate of Limited Partnership of Liberty Tax Credit Plus III
            L.P., together with amendments filed on November 17, 1988**

(4)       Form of Subscription Agreement (attached to Prospectus as Exhibit B)

(10A)     Escrow Agreement between Registrant and Bankers Trust Company**

(10B)     Forms of Purchase  Agreements  for purchase of Local  Partnership
            Interests**

(21)      Subsidiaries of the Registrant                                                                     148

(31.1)    Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a)                                          151

(32.1)    Certification  Pursuant to Rule  13a-14(b) or rule 15d-14(b) and Section
            1350 of Title 18 of the United States Code (18 U.S.C. 1350)                                      152

          **  Incorporated   herein  by  reference  to  exhibits  filed  with
              Pre-Effective  Amendment  No. 1 to Liberty  Tax Credit Plus III
              L.P.'s  Registration  Statement on Form S-11  (Registration No.
              33-25732)

Item 15.  Exhibits, Financial Statement Schedules (continued)
                                                                                 Jurisdiction
                                                                                of Organization
                                                                                ---------------
          Subsidiaries of the Registrant (Exhibit 21)

          C.V. Bronx Associates, L.P.                                                 NY
          Michigan Rural Housing Limited Partnership                                  MI
          Jefferson Limited Partnership                                               LA
          Inter-Tribal Indian Village Housing Development Associates, L.P.            RI
          1850 Second Avenue Associates, L.P.                                         NY
          R.P.P. Limited Dividend Housing                                             MI
          Williamsburg Residential II, L.P.                                           KS
          West 104th Street Associates L.P.                                           NY
          South Toledo Associates, LTD.                                               OH
          Dunlap School Venture                                                       PA
          Brewery Renaissance Associates                                              NY
          Art Apartments Associates                                                   PA
          The Village at Carriage Hills, LTD.                                         TN
          Mountainview Apartments, LTD.                                               TN
          The Park Village, Limited                                                   MS
          River Oaks Apartments, LTD.                                                 AL
          Forrest Ridge Apartments, LTD.                                              AR
          The Hearthside Limited Dividend Housing Association
            Limited Partnership                                                       MI
          Redemptorist Limited Partnership                                            LA
          Manhattan A Associates                                                      NY
          Broadhurst Willows, L.P.                                                    NY
          Weidler Associates Limited Partnership                                      OR
          Lake Forest Estates II, LTD.                                                AL
          Broadway Townhouses L.P.                                                    NJ
          Puerto Rico Historic Zone Limited Dividend Partnership                      PR
          Citrus Meadows Apartments, LTD.                                             FL
          Sartain School Venture                                                      PA
          Driftwood Terrace Associates, LTD.                                          FL
          Holly Hill, LTD.                                                            TN
          Mayfair Apartments LTD.                                                     TN
          Foxcroft Apartments LTD.                                                    AL
          Canterbury Apartments, LTD.                                                 MS
          Cutler Canal III Associates, LTD.                                           FL
          Callaway Village, LTD.                                                      TN
          Commerce Square Apartments Associates L.P.                                  DE
          West 132nd Development Partnership                                          NY
          L.I.H. Chestnut Associates, L.P.                                            PA
          Diamond Phase II Venture                                                    PA
          Bookbindery Associates                                                      PA
          The Hamlet, LTD.                                                            FL
          Knob Hill Apartments, LTD.                                                  TN
          Conifer James Street Associates                                             NY
          Longfellow Heights Apartments, L.P.                                         MO

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                              By: RELATED CREDIT PROPERTIES III L.P.,
                                  a General Partner


                                  By:  Related Credit Properties III Inc.,
                                       its general partner


Date:  June 29, 2006
       -------------
                                       By: /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Director, President, Chief Executive
                                            Officer and Chief Financial Officer


                              By: LIBERTY GP III INC.,
                                  a General Partner


Date:  June 29, 2006
       -------------
                                  By:  /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Director, President, Chief Executive
                                        Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                               Title                                    Date
------------------   -----------------------------------------------------------   --------------
                     Director, President and Chief Executive Officer and Chief
                     Financial Officer of Related Credit Properties III Inc., (a
/s/ Alan P. Hirmes   general partner of Related Credit Properties III L.P.) (a
------------------   General Partner of Registrant)) and Liberty GP III, Inc. (a   June 29, 2006
Alan P. Hirmes       General Partner of Registrant)                                -------------




                     Treasurer (principal accounting officer) of Related Credit
/s/ Glenn F. Hopps   Properties III Inc., (a general partner of Related Credit
------------------   Properties III L.P.) (a General Partner of Registrant)) and   June 29, 2006
Glenn F. Hopps       Liberty GP III, Inc. (a General Partner of Registrant)        -------------

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(b) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of the General Partners:

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


         Date:  June 29, 2006
                -------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-K for the year ended March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 29, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 22 on page 20, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2005, 2004 and 2003 Fiscal Years and Schedule III at March 31, 2006. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $5,270,116 (Fiscal 2005), $4,847,710 (Fiscal 2004) and $4,383,066 (Fiscal 2003), and their assets aggregated $24,270,982 and $25,919,787 at March 31, 2006 and 2005, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ TRIEN ROSENBERG ROSENBERG
-----------------------------
WEINBERG CIULLO & FAZZARI LLP
-----------------------------
TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 22, 2006

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             March 31,
                                                     -------------------------
                                                        2006          2005
                                                     -----------   -----------
Cash and cash equivalents                            $ 2,442,687   $   353,403
Cash held in escrow                                       58,081       130,081
Investment and advances in subsidiary partnerships    13,462,551    17,057,554
Other assets                                             289,971       245,465
                                                     -----------   -----------

Total assets                                         $16,253,290   $17,786,503
                                                     ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                $12,027,691   $12,501,181
Other liabilities                                      1,784,449        54,896
                                                     -----------   -----------

Total liabilities                                     13,812,140    12,556,077

Partners' equity                                       2,441,150     5,230,426
                                                     -----------   -----------

Total liabilities and partners' equity               $16,253,290   $17,786,503
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                       Years Ended March 31,
                                                              -----------------------------------------
                                                                  2006           2005           2004
                                                              -----------    -----------    -----------
Revenues

Other income                                                  $    29,796    $     5,382    $     2,199
                                                              -----------    -----------    -----------

Expenses

General and administrative                                        335,904        190,898        367,141
General and administrative-related parties                      1,738,515      1,563,212      1,635,910
                                                              -----------    -----------    -----------

Total expenses                                                  2,074,419      1,754,110      2,003,051
                                                              -----------    -----------    -----------

Loss from operations                                           (2,044,623)    (1,748,728)    (2,000,852)

Distribution income of subsidiary partnerships in excess of
   investments                                                  1,558,256         76,021         28,305

(Loss) gain on sale of investment in subsidiary partnership    (1,397,058)     2,124,097              0

Equity in loss of subsidiary partnerships*                       (905,851)    (5,394,351)    (2,831,376)
                                                              -----------    -----------    -----------

Net loss                                                      $(2,789,276)   $(4,942,961)   $(4,803,923)
                                                              ===========    ===========    ===========

* Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(4,623,090), $(2,214,646) and $(13,138,050) for 2006, 2005, and 2004, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Years Ended March 31,
                                                              -----------------------------------------
                                                                  2006           2005           2004
                                                              -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                      $(2,789,276)   $(4,942,961)   $(4,803,923)
                                                              -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in
  operating activities:
Loss (gain) on sale of investment in subsidiary partnership     1,397,058     (2,124,097)             0
Distribution income from subsidiary partnerships in excess
  of investments                                               (1,558,256)       (76,021)       (28,305)
(Increase) decrease in assets:
Other assets                                                       70,519        159,410        152,674
Increase (decrease) in liabilities:
Due to general partners and affiliates                           (473,490)     1,036,561      1,603,815
Other liabilities                                               1,729,553         (8,606)         9,732
                                                              -----------    -----------    -----------
Total adjustments                                               1,165,384     (1,012,753)     1,737,916
                                                              -----------    -----------    -----------

Net cash used in operating activities                          (1,623,892)    (5,955,714)    (3,066,007)
                                                              -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership        834,950        690,645              0
Equity in loss of subsidiary partnerships                         905,851      5,394,351      2,831,376
Distributions from subsidiary partnerships                      2,524,511        399,328        330,098
Investments and advances in subsidiary partnerships              (624,136)      (634,014)      (233,885)
Decrease in cash held in escrow- purchase price payments           72,000         29,516         82,332
                                                              -----------    -----------    -----------

Net cash provided by investing activities                       3,713,176      5,879,826      3,009,921
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            2,089,284        (75,888)       (56,086)

Cash and cash equivalents, beginning of year                      353,403        429,291        485,377
                                                              -----------    -----------    -----------

Cash and cash equivalents, end of year                        $ 2,442,687    $   353,403    $   429,291
                                                              ===========    ===========    ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                Initial Cost to Partnership
                                                ---------------------------


                                                                              Buildings and
Subsidiary Partnerships' Residential Property   Encumbrances       Land       Improvements
---------------------------------------------   ------------    -----------   -------------
 C.V. Bronx Associates, L.P.
  Bronx, NY                                      $        0     $ 1,705,800   $          0
 Michigan Rural Housing Limited Partnership
  Michigan (f)(j)                                  3,187,757        141,930      4,013,207
 Jefferson Limited Partnership
  Shreveport, LA                                   1,362,379         65,000      3,289,429
 Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                   1,637,174         36,643      3,290,524
 RBM Associates
  Philadelphia, PA (h)(j)                                  0              0      1,590,733
 Glenbrook Associates
  Atglen, PA (h)(j)                                        0        137,000      2,833,081
 Affordable Flatbush Associates
  Brooklyn, NY (g)(j)                              1,211,159              0      2,551,365
 Barclay Village II, LTD.
  Chambersburg, PA (h)(j)                                  0        204,825      3,249,918
 1850 Second Avenue Associates, L.P.
  New York, NY                                             0        920,472      6,262,968
 R.P.P. Limited Dividend Housing
  Detroit, MI                                     22,620,000              0     29,051,380
 Williamsburg Residential II, L.P.
  Wichita, KS                                      1,410,419        358,305      2,713,872
 West 104th Street Associates, L.P.
  New York, NY                                             0              0              0
 Meredith Apartments, LTD.
  Salt Lake City, UT (e) (f)                               0         40,000      1,500,117
 Ritz Apartments, LTD.
  Salt Lake City, UT (e) (f)                               0         59,760        592,704
 Ashby Apartments, LTD.
  Salt Lake City, UT (e) (f)                               0         50,850        549,611
 South Toledo Associates, LTD.
  Toledo, OH                                         861,549         47,571      1,411,386
 Dunlap School Venture
  Philadelphia, PA                                 2,425,752          5,352      4,522,721
 Philipsburg Elderly Housing Associates
  Philipsburg, PA (h)(j)                                   0         45,000      4,092,500
 Franklin Elderly Housing Associates
  Franklin, PA (h)(j)                                      0        165,000      2,594,447
 Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA (h)(j)                                   0         65,000      4,234,049
 Lancashire Towers Associates L.P.
  Cleveland, OH (f)(h)(j)                                  0        265,000      6,871,575
 Northwood Associates Limited Partnership
  Toledo, OH (c)                                           0        200,000      4,065,856
 Brewery Renaissance Associates
  Middletown, NY                                   3,375,000         77,220        102,780
 Brandywine Court Associates, L.P.
  Jacksonville, FL (g)(j)                                  0         78,000      1,960,262
 Art Apartments Associates
  Philadelphia, PA                                 1,010,839         13,695      2,713,615

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------


                                                                  Buildings and                    Accumulated
Subsidiary Partnerships' Residential Property      Land           Improvements         Total       Depreciation
---------------------------------------------   -----------       -------------     ------------   ------------
 C.V. Bronx Associates, L.P.
  Bronx, NY                                     $ 1,439,504       $   4,546,211     $  5,985,715   $  2,451,908
 Michigan Rural Housing Limited Partnership
  Michigan (f)(j)                                   120,016           4,657,076        4,777,092      2,514,529
 Jefferson Limited Partnership
  Shreveport, LA                                     71,786           3,330,768        3,402,554      1,835,409
 Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                     43,429           3,560,108        3,603,537      1,999,747
 RBM Associates
  Philadelphia, PA (h)(j)                                 0                   0                0              0
 Glenbrook Associates
  Atglen, PA (h)(j)                                       0                   0                0              0
 Affordable Flatbush Associates
  Brooklyn, NY (g)(j)                                     3           2,823,761        2,823,764      1,651,938
 Barclay Village II, LTD.
  Chambersburg, PA (h)(j)                                 0                   0                0              0
 1850 Second Avenue Associates, L.P.
  New York, NY                                      392,457           6,792,148        7,184,605      3,871,307
 R.P.P. Limited Dividend Housing
  Detroit, MI                                         6,786          19,141,774       19,148,560     10,106,033
 Williamsburg Residential II, L.P.
  Wichita, KS                                       362,484           1,498,332        1,860,816        810,369
 West 104th Street Associates, L.P.
  New York, NY                                        6,787           3,233,656        3,240,443      1,583,155
 Meredith Apartments, LTD.
  Salt Lake City, UT (e) (f)                              0                   0                0              0
 Ritz Apartments, LTD.
  Salt Lake City, UT (e) (f)                              0                   0                0              0
 Ashby Apartments, LTD.
  Salt Lake City, UT (e) (f)                              0                   0                0              0
 South Toledo Associates, LTD.
  Toledo, OH                                         51,677           1,461,671        1,513,348        590,239
 Dunlap School Venture
  Philadelphia, PA                                    9,458           4,687,568        4,697,026      1,840,535
 Philipsburg Elderly Housing Associates
  Philipsburg, PA (h)(j)                                  0                   0                0              0
 Franklin Elderly Housing Associates
  Franklin, PA (h)(j)                                     0                   0                0              0
 Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA (h)(j)                                  0                   0                0              0
 Lancashire Towers Associates L.P.
  Cleveland, OH (f)(h)(j)                                 0                   0                0              0
 Northwood Associates Limited Partnership
  Toledo, OH (c)                                          0                   0                0              0
 Brewery Renaissance Associates
  Middletown, NY                                     81,326           6,539,331        6,620,657      3,472,481
 Brandywine Court Associates, L.P.
  Jacksonville, FL (g)(j)                                 0                   0                0              0
 Art Apartments Associates
  Philadelphia, PA                                   17,801           2,826,875        2,844,676      1,629,740


                                                                                Life on which
                                                                                Depreciation in
                                                  Year of                       Latest Income
                                                Construction/       Date        Statements is
Subsidiary Partnerships' Residential Property    Renovation       Acquired      Computed(a)(b)
---------------------------------------------   -------------   ------------    ----------------
 C.V. Bronx Associates, L.P.
  Bronx, NY                                         1990           June 1989      15-27.5 years
 Michigan Rural Housing Limited Partnership
  Michigan (f)(j)                                   1989          Sept. 1989         27.5 years
 Jefferson Limited Partnership
  Shreveport, LA                                    1990           Dec. 1989         27.5 years
 Inter-Tribal Indian Village Housing
  Development Associates, L.P.
  Providence, RI                                    1989           Oct. 1989         27.5 years
 RBM Associates
  Philadelphia, PA (h)(j)                           1989           Dec. 1989           40 years
 Glenbrook Associates
  Atglen, PA (h)(j)                                 1989           Nov. 1989       3-27.5 years
 Affordable Flatbush Associates
  Brooklyn, NY (g)(j)                               1989           Dec. 1989         27.5 years
 Barclay Village II, LTD.
  Chambersburg, PA (h)(j)                           1989           Nov. 1989       5-27.5 years
 1850 Second Avenue Associates, L.P.
  New York, NY                                      1989           Nov. 1989         27.5 years
 R.P.P. Limited Dividend Housing
  Detroit, MI                                       1989           Nov. 1989      27-31.5 years
 Williamsburg Residential II, L.P.
  Wichita, KS                                       1989           Nov. 1989           40 years
 West 104th Street Associates, L.P.
  New York, NY                                      1990           Dec. 1989         27.5 years
 Meredith Apartments, LTD.
  Salt Lake City, UT (e) (f)                        1989           Aug. 1989         27.5 years
 Ritz Apartments, LTD.
  Salt Lake City, UT (e) (f)                        1989           Aug. 1989         27.5 years
 Ashby Apartments, LTD.
  Salt Lake City, UT (e) (f)                        1989           Aug. 1989         27.5 years
 South Toledo Associates, LTD.
  Toledo, OH                                        1988           Jan. 1990           40 years
 Dunlap School Venture
  Philadelphia, PA                                  1989           Jan. 1990           40 years
 Philipsburg Elderly Housing Associates
  Philipsburg, PA (h)(j)                            1990           Feb. 1990      15-27.5 years
 Franklin Elderly Housing Associates
  Franklin, PA (h)(j)                               1989           Feb. 1990         7-24 years
 Wade D. Mertz Elderly Housing Associates
  Sharpsville, PA (h)(j)                            1989           Feb. 1990         27.5 years
 Lancashire Towers Associates L.P.
  Cleveland, OH (f)(h)(j)                           1989           Feb. 1990         27.5 years
 Northwood Associates Limited Partnership
  Toledo, OH (c)                                    1989           Feb. 1990         27.5 years
 Brewery Renaissance Associates
  Middletown, NY                                    1990           Feb. 1990         27.5 years
 Brandywine Court Associates, L.P.
  Jacksonville, FL (g)(j)                           1988           Nov. 1989       7-27.5 years
 Art Apartments Associates
  Philadelphia, PA                                  1990           Mar. 1990         27.5 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006
                                   (continued)

                                                Initial Cost to Partnership
                                                ---------------------------
                                                                                              Cost Capitalized
                                                                                               Subsequent to
                                                                              Buildings and     Acquisition:
Subsidiary Partnerships' Residential Property   Encumbrances       Land       Improvements      Improvements
---------------------------------------------   ------------    -----------   -------------   ----------------
 The Village at Carriage Hills, LTD.
  Clinton, TN                                      1,434,005         86,663      1,753,799          153,199
 Mountainview Apartments, LTD,
  Newport, TN                                      1,019,582         49,918      1,254,182          135,129
 The Park Village, Limited
  Jackson, MS                                        311,510         44,102        749,940           93,183
 River Oaks Apartments, LTD.
  Oneonta, AL                                      1,043,261         80,340      1,221,336           95,894
 Forrest Ridge Apartments, LTD.
  Forrest City, AR                                 1,048,944         36,000      1,016,647          337,101
 The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                      2,699,789        242,550      4,667,594          126,755
 Redemptorist L.P.
  New Orleans, LA                                  2,686,075              0      6,497,259          279,736
 Manhattan A Associates
  New York, NY                                     2,833,618      1,092,959      5,991,888          427,468
 Broadhurst Willows, L.P.
  New York, NY (j)                                         0        102,324      5,151,039          275,804
 Weidler Associates Limited Partnership
  Portland, OR                                     1,213,061        225,000              0         2,176,661
 Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC (i)(j)                                      0        327,650      4,276,739       (4,604,387)
 Lake Forest Estates II, LTD.
  Livingston, AL                                     943,950         21,623      1,182,480           80,487
 Las Camelias L.P.
  Rio Piedras, PR (h)(j)                                   0        249,000          6,400         (255,400)
 WPL Associates XIIII
  Portland, OR (e)(f)                                      0              0      3,721,763       (3,721,763)
 Broadway Townhouses L.P.
  Camden, NJ                                      10,382,873        163,000      5,120,066       14,430,086
 Puerto Rico Historic Zone Limited Dividend
  Partnership
  San Juan, PR                                     4,025,000              0              0        6,543,313
 Citrus Meadows Apartments, LTD.
  Bradenton, FL                                    7,298,190        610,073              0        9,580,421
 Sartain School Venture
  Philadelphia, PA                                 1,883,555          3,883      3,486,875          146,954
 Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                               6,504,657        270,000      7,753,765          345,795
 Holly Hill, LTD.
  Greenville, TN                                   1,357,471         50,000      1,631,820          171,726
 Mayfair Apartments LTD.
  Morristown, TN                                   1,342,255         50,000      1,614,861          163,809
 Foxcroft Apartments LTD.
  Troy, AL                                         1,211,210         75,000      1,382,973          157,712
 Canterbury Apartments, LTD.
  Indianola, MS                                    1,391,808         33,000      1,738,871          114,538

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------


                                                                  Buildings and                    Accumulated
Subsidiary Partnerships' Residential Property      Land           Improvements         Total       Depreciation
---------------------------------------------   -----------       -------------     ------------   ------------
 The Village at Carriage Hills, LTD.
  Clinton, TN                                        90,769           1,902,892        1,993,661      1,086,935
 Mountainview Apartments, LTD,
  Newport, TN                                        54,024           1,385,205        1,439,229        813,375
 The Park Village, Limited
  Jackson, MS                                        48,208             839,017          887,225        503,529
 River Oaks Apartments, LTD.
  Oneonta, AL                                        84,446           1,313,124        1,397,570        565,803
 Forrest Ridge Apartments, LTD.
  Forrest City, AR                                   40,106           1,349,642        1,389,748        483,662
 The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                       246,656           4,790,243        5,036,899      3,124,567
 Redemptorist L.P.
  New Orleans, LA                                     4,106           6,772,889        6,776,995      3,671,632
 Manhattan A Associates
  New York, NY                                    1,097,065           6,415,250        7,512,315      3,718,067
 Broadhurst Willows, L.P.
  New York, NY (j)                                  106,430           5,422,737        5,529,167      3,471,471
 Weidler Associates Limited Partnership
  Portland, OR                                      229,106           2,172,555        2,401,661      1,203,130
 Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC (i)(j)                                     0                   0                0              0
 Lake Forest Estates II, LTD.
  Livingston, AL                                     25,729           1,258,861        1,284,590        523,096
 Las Camelias L.P.
  Rio Piedras, PR (h)(j)                                  0                   0                0              0
 WPL Associates XIIII
  Portland, OR (e)(f)                                     0                   0                0              0
 Broadway Townhouses L.P.
  Camden, NJ                                        167,106          19,546,046       19,713,152      9,032,776
 Puerto Rico Historic Zone Limited Dividend
  Partnership
  San Juan, PR                                      156,842           6,386,471        6,543,313      3,326,849
 Citrus Meadows Apartments, LTD.
  Bradenton, FL                                     812,609           9,377,885       10,190,494      5,234,426
 Sartain School Venture
  Philadelphia, PA                                    7,989           3,629,723        3,637,712      1,444,529
 Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                274,106           8,095,454        8,369,560      5,338,256
 Holly Hill, LTD.
  Greenville, TN                                     54,106           1,799,440        1,853,546      1,000,561
 Mayfair Apartments LTD.
  Morristown, TN                                     54,106           1,774,564        1,828,670        746,185
 Foxcroft Apartments LTD.
  Troy, AL                                           79,106           1,536,579        1,615,685        659,640
 Canterbury Apartments, LTD.
  Indianola, MS                                      37,106           1,849,303        1,886,409        777,194


                                                                                Life on which
                                                                                Depreciation in
                                                  Year of                       Latest Income
                                                Construction/       Date        Statements is
Subsidiary Partnerships' Residential Property    Renovation       Acquired      Computed(a)(b)
---------------------------------------------   -------------   ------------    ----------------
 The Village at Carriage Hills, LTD.
  Clinton, TN                                       1990           Mar. 1990        25-40 years
 Mountainview Apartments, LTD,
  Newport, TN                                       1990           Mar. 1990        25-40 years
 The Park Village, Limited
  Jackson, MS                                       1990           Mar. 1990        25-40 years
 River Oaks Apartments, LTD.
  Oneonta, AL                                       1990           Mar. 1990        25-40 years
 Forrest Ridge Apartments, LTD.
  Forrest City, AR                                  1990           Mar. 1990        25-40 years
 The Hearthside Limited Dividend Housing
  Associates Limited Partnership
  Portage, MI                                       1990           Mar. 1990      15-27.5 years
 Redemptorist L.P.
  New Orleans, LA                                   1990           Mar. 1990         27.5 years
 Manhattan A Associates
  New York, NY                                      1990           Apr. 1990         27.5 years
 Broadhurst Willows, L.P.
  New York, NY (j)                                  1990           Apr. 1990        10-25 years
 Weidler Associates Limited Partnership
  Portland, OR                                      1990            May 1990      15-27.5 years
 Gentle Pines/West Columbia Associates, L.P.
  Columbia, SC (i)(j)                               1990           June 1990         27.5 years
 Lake Forest Estates II, LTD.
  Livingston, AL                                    1990           June 1990        25-40 years
 Las Camelias L.P.
  Rio Piedras, PR (h)(j)                            1990           June 1990         27.5 years
 WPL Associates XIIII
  Portland, OR (e)(f)                               1990           July 1990         27.5 years
 Broadway Townhouses L.P.
  Camden, NJ                                        1990           July 1990         27.5 years
 Puerto Rico Historic Zone Limited Dividend
  Partnership
  San Juan, PR                                      1990           Aug. 1990         27.5 years
 Citrus Meadows Apartments, LTD.
  Bradenton, FL                                     1990           July 1990         27.5 years
 Sartain School Venture
  Philadelphia, PA                                  1990           Aug. 1990        15-40 years
 Driftwood Terrace Associates, LTD.
  Ft. Lauderdale, FL                                1989          Sept. 1990         27.5 years
 Holly Hill, LTD.
  Greenville, TN                                    1990           Oct. 1990        25-40 years
 Mayfair Apartments LTD.
  Morristown, TN                                    1990           Oct. 1990        25-40 years
 Foxcroft Apartments LTD.
  Troy, AL                                          1990           Oct. 1990        25-40 years
 Canterbury Apartments, LTD.
  Indianola, MS                                     1990           Oct. 1990        25-40 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006
                                   (continued)

                                                Initial Cost to Partnership
                                                ---------------------------
                                                                                              Cost Capitalized
                                                                                               Subsequent to
                                                                              Buildings and     Acquisition:
Subsidiary Partnerships' Residential Property   Encumbrances       Land       Improvements      Improvements
---------------------------------------------   ------------    -----------   -------------   ----------------
 Cutler Canal III Associates, LTD.
  Miami, FL (j)                                    7,278,020      1,269,265              0       12,392,962
 Jefferson Place L.P.
  Olathe, KS (d)                                           0        531,063     13,477,553      (14,008,616)
 Callaway Village, LTD.
  Clinton, TN                                      1,364,918         66,000      1,613,920          137,771
 Commerce Square Apartments Associates L.P.
  Smyrna, DE                                       2,823,031        303,837              0        4,849,478
 West 132nd Development Partnership
  New York, NY                                     1,340,264              0              0        2,652,002
 Site H Development Co.
  Brooklyn, NY (g)(j)                                551,205              0      1,346,000                0
 L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                 5,642,951        752,000        693,995        6,509,790
 Diamond Phase II Venture
  Philadelphia, PA                                 1,753,228              0              0        4,025,541
 Bookbindery Associates
  Philadelphia, PA                                 1,485,381              0              0        3,865,263
 The Hamlet, LTD.
  Boynton, FL                                      8,245,055      1,180,482              0       13,598,961
 Stop 22 Limited Partnership
  Santurce, PR (h)(j)                             10,130,036             0       4,025,481        7,102,019
 Knob Hill Apartments, LTD.
  Greenville, TN                                   1,447,350         75,085              0        1,854,697
 Conifer James Street Associates
  Syracuse, NY                                     1,860,880         57,034              0        4,570,358
 Longfellow Heights Apartments, L.P.
  Kansas City, MO                                  3,833,100              0      7,739,692          260,964
Less: Discontinued operations and
      dispositions                               (22,358,177)    (3,931,667)   (72,704,400)      37,370,315
                                                ------------    -----------   ------------      -----------

                                                $115,130,084    $ 8,798,607   $110,470,638      $81,397,996
                                                ============    ===========   ============      ===========

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------


                                                                  Buildings and                    Accumulated
Subsidiary Partnerships' Residential Property      Land           Improvements         Total       Depreciation
---------------------------------------------   -----------       -------------     ------------   ------------
 Cutler Canal III Associates, LTD.
  Miami, FL (j)                                   1,273,507          12,388,720       13,662,227      4,566,562
 Jefferson Place L.P.
  Olathe, KS (d)                                          0                   0                0              0
 Callaway Village, LTD.
  Clinton, TN                                        70,106           1,747,585        1,817,691        743,398
 Commerce Square Apartments Associates L.P.
  Smyrna, DE                                        307,943           4,845,372        5,153,315      1,723,028
 West 132nd Development Partnership
  New York, NY                                       13,106           2,638,896        2,652,002      1,011,407
 Site H Development Co.
  Brooklyn, NY (g)(j)                                     1           1,345,999        1,346,000        779,259
 L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                  759,229           7,196,556        7,955,785      3,113,472
 Diamond Phase II Venture
  Philadelphia, PA                                   22,081           4,003,460        4,025,541      1,452,727
 Bookbindery Associates
  Philadelphia, PA                                   29,105           3,836,158        3,865,263      1,398,623
 The Hamlet, LTD.
  Boynton, FL                                     1,184,587          13,594,856       14,779,443      6,949,349
 Stop 22 Limited Partnership
  Santurce, PR (h)(j)                               212,813          10,914,687       11,127,500      5,707,316
 Knob Hill Apartments, LTD.
  Greenville, TN                                     79,190           1,850,592        1,929,782        744,407
 Conifer James Street Associates
  Syracuse, NY                                       61,139           4,566,253        4,627,392      2,504,934
 Longfellow Heights Apartments, L.P.
  Kansas City, MO                                       206           8,000,450        8,000,656      3,126,058
Less: Discontinued operations and
      dispositions                               (1,712,770)        (37,552,980)     (39,265,750)   (18,691,083)
                                                -----------       -------------     ------------   ------------

                                                $ 8,573,478       $ 192,093,763     $200,667,241   $ 96,212,530
                                                ===========       =============     ============   ============


                                                                                Life on which
                                                                                Depreciation in
                                                  Year of                       Latest Income
                                                Construction/       Date        Statements is
Subsidiary Partnerships' Residential Property    Renovation       Acquired      Computed(a)(b)
---------------------------------------------   -------------   ------------    ----------------
 Cutler Canal III Associates, LTD.
  Miami, FL (j)                                     1990           Oct. 1990           40 years
 Jefferson Place L.P.
  Olathe, KS (d)                                    1990           Oct. 1990           19 years
 Callaway Village, LTD.
  Clinton, TN                                       1990           Nov. 1990        25-40 years
 Commerce Square Apartments Associates L.P.
  Smyrna, DE                                        1990           Dec. 1990           40 years
 West 132nd Development Partnership
  New York, NY                                      1990           Dec. 1990           40 years
 Site H Development Co.
  Brooklyn, NY (g)(j)                               1990           Dec. 1990         27.5 years
 L.I.H. Chestnut Associates, L.P.
  Philadelphia, PA                                  1990           Dec. 1990           35 years
 Diamond Phase II Venture
  Philadelphia, PA                                  1990           Dec. 1990           40 years
 Bookbindery Associates
  Philadelphia, PA                                  1990           Dec. 1990           40 years
 The Hamlet, LTD.
  Boynton, FL                                       1990           Dec. 1990         27.5 years
 Stop 22 Limited Partnership
  Santurce, PR (h)(j)                               1990           Dec. 1990      27.5-31.years
 Knob Hill Apartments, LTD.
  Greenville, TN                                    1990           Dec. 1990        25-40 years
 Conifer James Street Associates
  Syracuse, NY                                      1990           Dec. 1990      15-27.5 years
 Longfellow Heights Apartments, L.P.
  Kansas City, MO                                   1991           Mar. 1991        15-40 years
Less: Discontinued operations and
      dispositions


(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years.
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.
(c) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002.
(d) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004.
(e) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2005.
(f) These properties are included in discontinued operations for the year ended March 31, 2005.
(g) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006.
(h) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2006.
(i) The deed to the property and the related assets and liabilities was transferred in lieu of foreclosure during the fiscal year ended March 31, 2006.
(j) These properties are included in discontinued operations for the year ended March 31, 2006.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006
                                   (continued)

                                          Cost of Property and Equipment                       Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                        Years Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                      2006             2005             2004            2006             2005             2004
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 267,777,750    $ 287,154,294    $ 300,043,519    $ 121,873,369    $ 123,219,520    $ 124,137,316
Additions during period:
Improvements                         1,088,615        1,649,756        1,316,200
Depreciation expense                                                                    8,776,562        9,669,056       10,020,532
Deductions during period:

Discontinued operations and
  dispositions                     (68,199,124)     (21,026,300)     (14,205,425)     (34,437,401)     (11,015,207)     (10,938,328)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period       $ 200,667,241    $ 267,777,750    $ 287,154,294    $  96,212,530    $ 121,873,369    $ 123,219,520
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