Form 10-Q
period 2006-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2006-08-10
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 PLACECITYWASHINGTON, STATED.C. POSTALCODE20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              June 30,        March 31,
                                                                                2006             2006
                                                                           -------------    -------------
                                                                            (Unaudited)       (Audited)
                                     ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $92,862,782 and $96,212,530, respectively                          $  97,967,149    $ 104,454,711
   Cash and cash equivalents                                                   5,442,872        4,707,714
   Cash held in escrow                                                         6,382,639        6,768,492
   Deferred costs, net of accumulated amortization of $1,728,431
     and $1,697,096, respectively                                              1,874,936        1,906,271
   Other assets                                                                1,799,960        1,785,741
                                                                           -------------    -------------

Total operating assets                                                       113,467,556      119,622,929
                                                                           -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated depreciation
     of $15,553,206 and $18,691,076                                           18,303,100       20,574,674
   Net assets held for sale                                                    1,697,326        3,747,657
                                                                           -------------    -------------
Total assets from discontinued operations                                     20,000,426       24,322,331
                                                                           -------------    -------------

Total assets                                                               $ 133,467,982    $ 143,945,260
                                                                           =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                  $ 110,586,799    $ 115,130,084
   Due to debt guarantor                                                      59,645,086       58,413,027
   Accounts payable and other liabilities                                      5,371,685        6,939,856
   Accrued interest payable                                                   18,585,486       17,923,357
   Security deposit payable                                                      929,261        1,146,201
   Due to local general partners and affiliates                               10,737,991       10,502,870
   Due to general partners and affiliates                                     11,462,248       12,317,893
                                                                           -------------    -------------
Total operating liabilities                                                  217,318,556      222,373,288
                                                                           -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                             13,600,658       22,358,177
   Net liabilities held for sale including minority interest                   2,950,041        2,314,725
                                                                           -------------    -------------
Total liabilities from discontinued operations                                16,550,699       24,672,902
                                                                           -------------    -------------

Minority interest                                                               (105,834)         (24,345)
                                                                           -------------    -------------

Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                  (98,096,628)    (100,849,963)
   General Partners                                                           (2,198,811)      (2,226,622)
                                                                           -------------    -------------

Total partners' deficit                                                     (100,295,439)    (103,076,585)
                                                                           -------------    -------------

Total liabilities and partners' deficit                                    $ 133,467,982    $ 143,945,260
                                                                           =============    =============


          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           2006           2005
                                                                       -----------    -----------
Operations:

Revenues
Rental income                                                          $ 4,946,294    $ 4,944,553
Other                                                                      279,442        219,495
                                                                       -----------    -----------
Total Revenues                                                           5,225,736      5,164,048
                                                                       -----------    -----------

Expenses
General and administrative                                               1,289,288      1,292,294
General and administrative-related parties (Note 2)                        626,807        736,410
Operating                                                                  817,787        626,404
Repairs and maintenance                                                    983,839        866,425
Real estate taxes                                                          326,309        340,122
Insurance                                                                  353,758        324,987
Interest                                                                 2,400,400      2,224,408
Depreciation and amortization                                            1,603,042      1,610,348
                                                                       -----------    -----------

Total expenses                                                           8,401,230      8,021,398
                                                                       -----------    -----------

Loss from operations before minority interest                           (3,175,494)    (2,857,350)

Minority interest in loss of subsidiary partnerships from operations        81,490         71,591
                                                                       -----------    -----------

Loss from operations                                                    (3,094,004)    (2,785,759)

Discontinued operations:
Income (loss) from discontinued operations (including gain on
  sale of properties and minority interest)                              5,875,150       (564,304)
                                                                       -----------    -----------

Net income (loss)                                                      $ 2,781,146    $(3,350,063)
                                                                       ===========    ===========

Loss from operations-limited partners                                  $(3,063,064)   $(2,757,901)
Income (loss) from discontinued operations - limited partners            5,816,399       (558,661)
                                                                       -----------    -----------

Net income (loss) - limited partners                                   $ 2,753,335    $(3,316,562)
                                                                       ===========    ===========

Number of BACs outstanding                                               139,101.5      139,101.5
                                                                       ===========    ===========

Loss from operations per BAC                                           $    (22.02)   $    (19.83)
Income (loss) from discontinued operations per BAC                           41.81          (4.01)
                                                                       -----------    -----------

Net income (loss)  per BAC                                             $     19.79    $    (23.84)
                                                                       ===========    ===========

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                    Limited          General
                                                    Total           Partners         Partners
                                                -------------    -------------    -------------
Partners' deficit - April 1, 2006               $(103,076,585)   $(100,849,963)   $  (2,226,622)

Net income - three months ended June 30, 2006       2,781,146        2,753,335           27,811
                                                -------------    -------------    -------------

Partners' deficit - June 30, 2006               $(100,295,439)   $ (98,096,628)   $  (2,198,811)
                                                =============    =============    =============


          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2006            2005*
                                                                                    ------------    ------------
Cash flows from operating activities:

Net income (loss)                                                                   $  2,781,146    $ (3,350,063)
                                                                                    ------------    ------------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Gain on sale of properties                                                              (791,439)              0
Depreciation and amortization                                                          1,815,829       2,412,490
Minority interest in loss of subsidiaries                                             (5,612,681)        (69,433)
(Decrease) increase in accounts payable  and other liabilities                          (452,219)      1,772,491
Increase in accrued interest payable                                                     711,768         415,061
Decrease in security deposits payable                                                   (162,112)        (27,544)
Decrease (increase) in cash held in escrow                                               403,979        (606,502)
(Increase) decrease in other assets                                                      (60,541)         32,012
(Decrease) increase in due to general partners and affiliates                           (336,978)        211,447
Increase in due to local general partners and affiliates                                 244,793         106,979
Decrease in due to local general partners and affiliates                                  (9,248)       (362,821)
Increase in due to debt guarantor                                                      1,232,059         815,643
                                                                                    ------------    ------------
Total adjustments                                                                     (3,016,790)      4,699,823
                                                                                    ------------    ------------

Net cash (used in) provided by operating activities                                     (235,644)      1,349,760
                                                                                    ------------    ------------

Cash flows from investing activities:

Acquisitions of property and equipment                                                  (131,297)       (133,724)
Net proceeds from sale of properties                                                   4,147,359               0
Increase in cash held in escrow                                                         (271,481)       (125,654)
                                                                                    ------------    ------------

Net cash provided by (used in) investing activities                                    3,744,581        (259,378)
                                                                                    ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                                          (3,170,768)       (438,077)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                                         0         (92,700)
                                                                                    ------------    ------------

Net cash used in financing activities                                                 (3,170,768)       (530,777)
                                                                                    ------------    ------------

Net increase in cash and cash equivalents                                                338,169         559,605

Cash and cash equivalents at beginning of period                                       5,435,049       3,600,256
                                                                                    ------------    ------------

Cash and cash equivalents at end of period**                                        $  5,773,218    $  4,159,861
                                                                                    ============    ============

Summarized below are the components of the gain on sale of properties:

Decrease in property and equipment, net of accumulated depreciation                 $  7,107,440    $          0
Decrease in prepaid expenses and other assets                                            249,225               0
Decrease in cash held in escrow                                                        1,702,293               0
Decrease in accounts payable and other liabilities                                      (575,322)              0
Decrease in accrued interest payable                                                      (1,311)              0
Decrease in security deposits payable                                                    (41,448)              0
Decrease in mortgage notes payable                                                   (10,130,036)              0
Decrease in due to local general partners and their affiliates                          (299,300)              0
Decrease in due to general partners and affiliates                                       (47,500)              0
Decrease in capitalization of consolidated  subsidiaries attributable to
  minority interest                                                                    5,391,879               0

*    Reclassified for comparative purposes.
**   Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents  from   discontinued   operations  of  $330,346  and  $491,048,
     respectively.

           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2006 and 2005, include the accounts of Liberty Tax Credit Plus III L.P. (the
"Partnership") and 46 and 56 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in all but three subsidiary partnerships. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management), a 49% limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") and a 89% limited partnership interest in Stop 22 Limited Partnership ("Stop 22"). The Partnership sold its remaining limited partnership interest in Stop 22 on March 28, 2006 (see Note 3). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of June 30, 2006, the Partnership has disposed of twenty of its sixty-two original investments (See
Note 3). Subsequently, the Partnership entered into a purchase and sale agreement for one additional Local Partnership (see Note 7).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $56,000 for the three months ended June 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006, the results of operations and its cash flows for the three months ended June 30, 2006 and 2005. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2006.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 45 and 1 of the Local Partnerships, respectively, as of June 30, 2006. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of June 30, 2006 and March 31, 2006, the Partnership is owed approximately $2,662,000 and $2,434,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. As of June 30, 2006 and March 31, 2006, the Partnership has advanced these monies to five and seven Local Partnerships, respectively, to fund their operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                         -------------------
                                                           2006       2005*
                                                         --------   --------
Partnership management fees (a)                          $287,500   $328,750
Expense reimbursement (b)                                  71,231    120,447
Local administrative fee (d)                               12,810     12,225
                                                         --------   --------
Total general and administrative-General Partners         371,541    461,422
                                                         --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)       255,266    274,988
                                                         --------   --------

Total general and administrative-related parties         $626,807   $763,410
                                                         ========   ========

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2006 and 2005 were as follows:
                                                         Three Months Ended
                                                              June 30,
                                                         -------------------
                                                           2006       2005*
                                                         --------   --------
Local administrative fee (d)                             $  9,440   $ 10,375
                                                         --------   --------
Total general and administrative-General Partners           9,440     10,375
                                                         --------   --------

Property management fees incurred to affiliates of the
  Local General Partners (c)                               61,181    179,034
                                                         --------   --------

Total general and administrative-related parties         $ 70,621   $189,409
                                                         ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,528,000 and $11,822,000 were accrued and unpaid at June 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $453,053 and $600,033 for the three months ended December 31, 2005 and 2004, respectively. Of these fees, $316,447 and $454,022 were incurred to affiliates of the Local General Partners, which includes $61,181 and $179,034 of fees relating to discontinued operations. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the three months ended June 30, 2006, the Partnership sold the property and the related assets and liabilities of one Local Partnership and one of the properties owned by a Local Partnership. Through June 30, 2006, the Partnership has sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of five Local Partnerships, and two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Subsequently, the Partnership entered into a purchase and sale agreement for one additional Local Partnership (see Note 7). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historic operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of approximately $1,900,000. The Partnership received $530,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,370,000. Because Weidler was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $734,000 resulting from the write-off of the deficit basis of approximately $734,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Weidler.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated party for a sales price of approximately $1,083,000. The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $967,000. The sale resulted in a gain of approximately $313,000 resulting from the write-off of the deficit basis of approximately $313,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006.

On March 28, 2006, the Local General Partner of Stop 22 purchased the Partnership's remaining interest in Stop 22 for a sales price of $1,800,000. The Partnership received proceeds of $1,800,000 from this sale. Because Stop 22 was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $3,602,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis of approximately $3,602,000. The sale resulted in the liquidation of Stop 22.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $180,550 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,519,000. The sale resulted in a gain of approximately $271,000 resulting from the write-off of the deficit basis of approximately $271,000. The sale resulted in the liquidation of Affordable Flatbush.

On March 1, 2006, Site H Development Co. ("Site H") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,200,000. The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000. The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis of approximately $554,000. The sale resulted in the liquidation of Site H.

On June 30, 2005, the Partnership sold its limited partnership interest in Barclay Village II, Ltd. ("Barclay") to the Local General Partner for a sales price of $175,000. The Partnership received proceeds of $174,990 from this sale. Because Barclay was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $597,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis of approximately $422,000 and the $174,990 cash received from the sale, which was recognized on the Partnership's Form 10-Q dated September 30, 2005. The sale resulted in the liquidation of Barclay.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000. The Partnership received proceeds of $100,000 from this sale. Because Michigan Rural was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $100,000, which was recognized on the Partnership's Form 10-Q dated September 30, 2005. Such contribution flows through minority interest as a result of the cash received of $100,000. The affiliate of the Local General Partner had the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the sale of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of June 30, 2006.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer resulted in a gain of approximately $3,048,000 resulting from the write-off of the deficit basis of approximately $3,048,000, which was recognized during the quarter ended September 30, 2005. The transfer resulted in the liquidation of Gentle Pines.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


On May 2, 2005, the Partnership sold its limited partnership interest in Lancashire Towers Associates, LTD ("Lancashire") to an affiliate of the Local General Partner for a sales price of $764,000. The Partnership received proceeds of $764,456 from this sale. During the year ended March 31, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. Because Lancaster was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $220,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis of approximately $220,000, which was recognized during the quarter ended September 30, 2005.

On April 29, 2005, Brandywine Court Associates, L.P. ("Brandywine") sold its property and the related assets and liabilities to an unaffiliated third party for a sales price of approximately $1,380,000. The Partnership received $0 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,380,000. The sale resulted in a gain of approximately $1,359,000 resulting from the write-off of the deficit basis of approximately $1,359,000, which was recognized on the Partnership's Form 10-Q dated September 30, 2005. The sale resulted in the liquidation of Brandywine.


Note 4 - Assets Held for Sale

On May 31, 2006, Manhattan A Associates ("Manhattan A") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in September 2006. No assurance can be given that the sale will actually occur. Manhattan A is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Manhattan A had property and equipment, at cost, of approximately $7,468,000, accumulated depreciation of approximately $3,753,000 and mortgage debt of approximately $2,786,000.

On January 30, 2006, Cutler Canal III Associates, Ltd. ("Cutler Canal III") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $11,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2007. Cutler Canal III is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Cutler Canal III had property and equipment, at cost, of approximately $13,618,000, accumulated depreciation of approximately $4,575,000 and mortgage debt of approximately $7,252,000.

On January 13, 2006, Broadhurst Willows, L.P. ("Broadhurst") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in late August 2006. No assurance can be given that the sale will actually occur. Broadhurst is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Broadhurst had property and equipment, at cost, of approximately $5,503,000 and accumulated depreciation of approximately $3,457,000.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000 (see Note 3 for a discussion of this transaction). The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the sale of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%.
Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of June 30, 2006.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 30, 2006, Affordable Flatbush, Broadhurst, Cutler Canal III, Manhattan A, Michigan Rural and Weidler were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal III, Franklin Elderly Housing Associates ("Franklin"), Gentle Pines, Glenbrook Associates ("Glenbrook"), Lancashire, Las Camelias Limited Partnership ("Las Camelias"), Michigan Rural, Philipsburg Elderly Housing Associates ("Philipsburg"), Site H, RBM Associates/Spring Garden ("Spring Garden"), Stop 22 and Wade D. Mertz Elderly Housing Associates ("Wade") were classified as discontinued operations in the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Consolidated Balance Sheets:

                                                                  June 30,      March 31,
                                                                    2006          2006
                                                                -----------   -----------
Assets
  Property and equipment - less accumulated depreciation of
    $15,553,206 and $18,691,076, respectively                   $18,303,100   $20,574,674
  Cash and cash equivalents                                         330,346       727,335
  Cash held in escrow                                               871,609     2,320,547
  Deferred costs, net of accumulated amortization of $403,899
    and $402,399                                                     99,193       100,693
  Other assets                                                      396,178       599,082
                                                                -----------   -----------
Total assets                                                    $20,000,426   $24,322,331
                                                                ===========   ===========

Liabilities
  Mortgage notes payable                                        $13,600,658   $22,358,177
  Accounts payable and other liabilities                          2,303,480     1,701,142
  Due to local general partners and affiliates                       25,000       323,875
  Due to general partners and affiliates                            563,729        92,562
  Minority interest                                                  57,832       197,145
                                                                -----------   -----------
Total liabilities                                               $16,550,699   $24,672,902
                                                                ===========   ===========

The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2006, Weidler, which was sold during the three months ended June 30, 2006, Affordable Flatbush, Site H and Stop 22, which were sold during the year ended March 31, 2006, and Broadhurst, Cutler Canal III, Manhattan A and Michigan Rural, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three months ended June 30, 2005 Barclay, Brandywine, Gentle Pines and Lancashire, which were sold during the three months ended June 30, 2005 and in order to present comparable results to the three months ended June 30, 2006. Broadhurst, Cutler Canal III, Manhattan A, Michigan Rural and Weidler, were all classified as discontinued operations. In addition, Affordable
Flatbush, Franklin, Glenbrook, Las Camelias, Philipsburg, Site H, Spring Gardens, Stop 22 and Wade, which were sold during the year ended March 31, 2006, were all classified as discontinued operations on the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2006          2005*
                                                                                  -----------    -----------
Revenues

Rental income                                                                     $ 1,513,606    $ 3,239,201
Other                                                                                  34,898        117,350
Gain on sale of properties                                                            791,439              0
                                                                                  -----------    -----------
Total revenue                                                                       2,339,943      3,356,551
                                                                                  -----------    -----------

Expenses

General and administrative                                                            554,295        622,746
General and administrative-related parties (Note 2)                                    70,621        189,409
Operating                                                                             350,217        552,791
Repairs and maintenance                                                               187,914        408,416
Real estate taxes                                                                      69,534        209,527
Insurance                                                                             126,444        212,327
Interest                                                                              424,172        921,339
Depreciation and amortization                                                         212,787        802,142
                                                                                  -----------    -----------

Total expenses                                                                      1,995,984      3,918,697
                                                                                  -----------    -----------

Income (loss) before minority interest                                                343,959       (562,146)
Minority interest in loss (income) of subsidiaries from discontinued operations     5,531,191         (2,158)
                                                                                  -----------    -----------
Total income (loss) from discontinued operations (including gain on sale of
  properties)                                                                     $ 5,875,150    $  (564,304)
                                                                                  ===========    ===========

Income (loss) - limited partners from discontinued operations                     $ 5,816,399    $  (558,661)
                                                                                  ===========    ===========

Number of BACs outstanding                                                          139.101.5      139,101.5
                                                                                  ===========    ===========

Income (loss) discontinued operations per BAC                                     $     41.81    $     (4.01)
                                                                                  ===========    ===========

* Reclassified for comparative purposes

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2006          2005
                                                                                  -----------    -----------
Cash flows from Discontinued Operations:

Net cash provided by operating activities                                         $   258,756    $   202,732
                                                                                  -----------    -----------
Net cash used in investing activities                                             $   (27,394)   $  (187,788)
                                                                                  -----------    -----------
Net cash (used in) provided by financing activities                               $(2,674,162)   $   107,387
                                                                                  -----------    -----------

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2006.

a)  Subsidiary Partnerships - Going Concerns

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $59,645,086, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

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

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both June 30, 2006 and 2005. The net loss after minority interest for River Place amounted to approximately $1,101,000 and $940,000 for the three months ended June 30, 2006 and 2005, respectively.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matures September 1, 2006. The principal balance of the note at March 31, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2006. Longfellow intends to extend or renegotiate the note during 2006. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both June 30, 2006 and 2005. The net loss after minority interest for Longfellow amounted to approximately $71,000 for both the three months ended June 30, 2006 and 2005.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $88,623 during the current period and has incurred a partner's deficit of $8,123,635 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both
June 30, 2006 and 2005. The net loss after minority interest amounted to approximately $89,000 and $57,000 for the three months ended June 30, 2006 and 2005, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At March 31, 2006, San Justo had a partners' deficit of $1,969,460 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. The management of San Justo has recommended that it liquidate its assets in an orderly manner in order to comply with its obligations. The Partnership's investments in San Justo have been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both June 30, 2006 and 2005. The net loss after minority interest for San Justo was approximately $67,000 and $63,000 for the three months ended June 30, 2006 and 2005, respectively.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At March 31, 2006, Jefferson's current liabilities exceeded its current assets by approximately $217,000. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $93,000 of current liabilities at March 31, 2006, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from March 31, 2006. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both June 30, 2006 and 2005. The net loss after minority interest for Jefferson amounted to approximately $47,000 and $40,000 for the three months ended June 30, 2006 and 2005, respectively.

Manhattan A Associates ("Manhattan A")
--------------------------------------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The General Partners have funded cash flow shortfalls thusfar. The Partnership's investment in Manhattan A was approximately $607,000 at June 30, 2006 and the minority interest for Manhattan A was $0 at both June 30, 2006 and 2005. The net loss after minority interest for Manhattan A amounted to approximately $51,000 and $50,000 for the three months ended June 30, 2006 and 2005, respectively. On May 31, 2006 Manhattan A entered into an agreement to sell its property and related assets and liabilities for a purchase price of $3,900,000 (see Note 4).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in September 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether the property will be rebuilt or not. The property is close to the end of its Compliance Period (as defined herein) and has third-party debt. The Partnership anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, the Partnership does not expect that there will be financial exposure related to the Partnership. The Partnership's investment in the Local Partnership at June 30, 2006 is approximately $235,000 and the property and equipment net of accumulated depreciation is approximately $3,021,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal III Associates, Ltd. ("Cutler Canal")
--------------------------------------------------
On October 24, 2005, Cutler Canal was damaged by Hurricane Wilma. The hurricane caused extensive damage which will require roofing to be replaced on substantially all the buildings of the property. In total, damages are estimated to be approximately $578,000. As of June 30, 2006, Cutler Canal has recorded $155,306 of insurance proceeds and will receive the remaining proceeds in the amount of $112,577 when the work is 100% completed. Repairs are expected to consist of removing existing roofing material and installing new roofing material. Cutler Canal executed a contract to repair the roof in the amount of $310,309 and has made repairs of $64,476 as of June 30, 2006. Of the total $578,000 estimated costs, insurance proceeds are expected to total $155,000 after a deductible of approximately $310,000 and a reduction for depreciation of approximately $113,000. No loss is expected since the net proceeds from the involuntary conversion are expected to exceed the net cost of damaged property. Based on current estimates, a net gain of approximately $209,000 is expected, which is the excess of net proceeds of $267,883 less the cost of the damaged property of $59,000. Gain, if any will be recognized when the insurance claim is settled. On January 30, 2006, Cutler Canal entered into an agreement to sell its property and related assets and liabilities for a purchase price of $11,600,000 (see Note 4).

Driftwood Terrace Associates, Ltd. ("Driftwood")
------------------------------------------------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $324,450 of insurance proceeds and has made repairs of $112,295 as of March 31, 2006. Driftwood has established a deferred charges account in the amount of $212,155 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time. Subsequently, the Partnership entered in a purchase and sale agreement to sell its limited partnership interests in Driftwood (see Note 7).

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

L.I.H. Chestnut Associates, L.P. ("Chestnut") has entered into an agreement ("Master Lease") with an affiliate that expires in 2012, wherein Chestnut is guaranteed annual rental revenue. The future minimum rentals to be received under the Master Lease as of December 31, 2005 were $1,011,734.

c)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of low income housing tax credits ("Tax Credits") are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the property, or (3) there is a reduction in the taxpayer's interest in the property at any time during the 15-year period (the "Compliance Period") commencing at the beginning of the period that entitles qualified Beneficial Assignment Certificates ("BACs") holders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. The Compliance Periods are scheduled to expire at various times through December 31, 2008. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of June 30, 2006 no more than 19% of the properties are located in any single state. There

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. As of June 30, 2006, the Partnership is invested in fifteen Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

In order for certain subsidiary partnerships to qualify for the partial tax exemption program under the New York City Department of Housing Preservation and Development Section 421A Program and the Inclusionary Zoning Program, they are subject to certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants' incomes, the obligation to operate the property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain subsidiary partnerships obtained grants from local authorities to fund construction costs of the properties and in order to qualify must maintain the low-income nature of the property, among other provisions.


Note 7 - Subsequent Event

On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Driftwood for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of March 31, 2006, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,378,000 and mortgage debt of approximately $6,484,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $58,000 of the purchase price remains to be paid (all of which is being held in escrow). As of June 30, 2006, the Partnership sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of five Local Partnerships and transferred the deed to the property and the related assets and liabilities at one Local Partnership. See Note 4 for a discussion of Sale of Properties.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the three months ended June 30, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $132,000 and $14,000, respectively. In addition, during the three months ended June 30, 2006 and 2005, distributions from the sales of properties and their related assets and liabilities amounted to approximately $588,000 and $0. Additionally, during the three months ended June 30, 2006 and 2005, the Partnership received approximately $1,800,000 and $200,000 of proceeds from the sale of Local Partnership Interests.

During the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($338,000). This increase was attributable to proceeds from sale of properties ($4,147,000) which exceeded net cash used in operating activities ($236,000), acquisitions of property and equipment ($131,000), principal payments on net mortgage notes payable ($3,171,000) and an increase in cash held in escrow relating to investing activities ($271,000). Included in the adjustments to reconcile the net income to net cash used in operating activities are depreciation and amortization ($1,816,000), an increase in due to debt guarantor ($1,232,000) and a gain on sale of properties ($791,000).

The Partnership has a working capital reserve of approximately $2,218,000 at June 30, 2006.

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,770,981 and $3,450,232, respectively.

Accounts payable and other liabilities as of June 30, 2006 and March 31, 2006 was $5,371,685 and $6,939,856, respectively which includes $18,000 and $1,725,000 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of June 30, 2006 and March 31, 2006, totaled $1,116,368 and $575,738, respectively.

Accrued interest payable as of June 30, 2006 and March 31, 2006 was $18,585,486 and $17,923,357, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of June 30, 2006 and March 31, 2006, totaled $815,463 and $767,135, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $11,528,000 and $11,822,000 were accrued and unpaid at June 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the three months ended June 30, 2006, Partnership has not recorded any loss on impairment of assets. Through June 30, 2006, the Partnership has recorded approximately $23,937,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of June 30, 2006 are: Broadhurst, Cutler Canal III, Manhattan A, Michigan Rural and Weidler (see Notes 3 and 4).

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

Results of Operations
---------------------

Results of operations for the three months ended June 30, 2006 and 2005 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations (Note 5).

Rental income increased approximately 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Other income increased approximately $60,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an insurance reimbursement received due to hurricane damages at one Local Partnership and an increase in interest income earned on higher cash and cash equivalent balances resulting from the sale of properties at the Partnership level.

Total expenses, excluding general administrative-related parties, operating and repairs and maintenance, remained fairly consistent with an increase of 3% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

General and administrative-related parties decreased approximately $110,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in Partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Operating increased approximately $191,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to increases in gas costs at two Local Partnerships, an increase in electricity costs at a third Local Partnership and increases in gas, water and sewer costs at a fourth Local Partnership.

Repairs and maintenance increased approximately $117,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to increases in repairs related to hurricane damage at two Local Partnerships offset by a decrease in repair expenses related to windows, carpet and appliances at a third Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2006.

The Partnership does not have any other market risk sensitive instruments.

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

Item 1A. Risk Factors - No Changes

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


Date: August 10, 2006
      ---------------

                                             By:  /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  Director, President,
                                                  Chief Executive Officer
                                                  and Chief Financial Officer


Date: August 10, 2006
      ---------------
                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)


                                    By:  LIBERTY GP III INC.,
                                         a General Partner


Date: August 10, 2006
      ---------------
                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Director, President,
                                              Chief Executive Officer
                                              and Chief Financial Officer


Date: August 10, 2006
      ---------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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



         Date: August 10, 2006
               ---------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     August 10, 2006