Form 10-Q
period 2006-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2006-11-13
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           September 30,      March 31,
                                                                                2006            2006
                                                                           -------------    -------------
                                                                            (Unaudited)       (Audited)
                                     ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $84,954,581 and $96,212,530, respectively                          $  90,499,630    $ 104,454,711
   Cash and cash equivalents                                                   5,267,578        4,707,714
   Cash held in escrow                                                         6,342,581        6,768,492
   Deferred costs, net of accumulated amortization of $1,482,207
     and $1,697,096, respectively                                              1,480,717        1,906,271
   Other assets                                                                1,697,018        1,785,741
                                                                           -------------    -------------

Total operating assets                                                       105,287,524      119,622,929
                                                                           -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated depreciation
     of $23,046,784 and $18,691,076                                           20,129,551       20,574,674
   Net assets held for sale                                                    4,087,024        3,747,657
                                                                           -------------    -------------
Total assets from discontinued operations                                     24,216,575       24,322,331
                                                                           -------------    -------------

Total assets                                                               $ 129,504,099    $ 143,945,260
                                                                           =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                  $ 103,225,953    $ 115,130,084
   Due to debt guarantor                                                      61,188,851       58,413,027
   Accounts payable and other liabilities                                      5,626,157        6,939,856
   Accrued interest payable                                                   18,381,536       17,923,357
   Security deposit payable                                                      893,308        1,146,201
   Due to local general partners and affiliates                                7,591,720       10,502,870
   Due to general partners and affiliates                                     11,198,533       12,317,893
                                                                           -------------    -------------

Total operating liabilities                                                  208,106,058      222,373,288
                                                                           -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                             18,779,775       22,358,177
   Net liabilities held for sale including minority interest                   6,673,167        2,314,725
                                                                           -------------    -------------
Total liabilities from discontinued operations                                25,452,942       24,672,902
                                                                           -------------    -------------

Minority interest                                                               (272,927)         (24,345)
                                                                           -------------    -------------

Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                 (101,548,298)    (100,849,963)
   General Partners                                                           (2,233,676)      (2,226,622)
                                                                           -------------    -------------

Total partners' deficit                                                     (103,781,974)    (103,076,585)
                                                                           -------------    -------------

Total liabilities and partners' deficit                                    $ 129,504,099    $ 143,945,260
                                                                           =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005*           2006            2005*
                                                ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                   $  4,282,860    $  4,507,997    $  8,698,654    $  8,943,410
Other                                                253,545         150,039         528,754         366,702
                                                ------------    ------------    ------------    ------------
Total Revenues                                     4,536,405       4,658,036       9,227,408       9,310,112
                                                ------------    ------------    ------------    ------------

Expenses
General and administrative                         1,087,240       1,091,135       2,262,146       2,275,514
General and administrative-related parties
  (Note 2)                                           517,895         733,995       1,118,014       1,443,343
Operating                                            535,611         557,274       1,251,324       1,109,004
Repairs and maintenance                              869,655         952,497       1,712,524       1,756,471
Real estate taxes                                    257,994         278,893         512,130         551,859
Insurance                                            297,692         284,516         617,489         568,342
Interest                                           2,114,837       2,258,420       4,378,279       4,348,511
Depreciation and amortization                      1,422,374       1,483,831       2,903,798       2,971,310
                                                ------------    ------------    ------------    ------------

Total expenses                                     7,103,298       7,640,561      14,755,704      15,024,354
                                                ------------    ------------    ------------    ------------

Loss from operations before minority interest     (2,566,893)     (2,982,525)     (5,528,296)     (5,714,242)

Minority interest in loss of subsidiary
  partnerships from operations                        81,258          66,570         162,748         138,162
                                                ------------    ------------    ------------    ------------

Loss from operations                              (2,485,635)     (2,915,955)     (5,365,548)     (5,576,080)

Discontinued operations:
(Loss) income from discontinued operations
  (including minority interest)                   (1,000,900)      3,775,761       4,660,159       3,085,824
                                                ------------    ------------    ------------    ------------

Net (loss) income                               $ (3,486,535)   $    859,806    $   (705,389)   $ (2,490,256)
                                                ============    ============    ============    ============

Loss from operations-limited partners           $ (2,460,779)   $ (2,886,795)   $ (5,311,893)   $ (5,520,319)
(Loss) income from discontinued operations
  (including minority interest) - limited
  partners                                          (990,891)      3,738,003       4,613,558       3,054,966
                                                ------------    ------------    ------------    ------------

Net (loss) income - limited partners            $ (3,451,670)   $    851,208    $   (698,335)   $ (2,465,353)
                                                ============    ============    ============    ============

Number of BACs outstanding                        139,101.50      139,101.50      139,101.50      139,101.50
                                                ============    ============    ============    ============

Loss from operations per BAC                    $     (17.69)   $     (20.75)   $     (38.19)   $     (39.68)
(Loss) income from discontinued operations
  (including minority interest) - per BAC              (7.12)          26.87           33.17           21.96
                                                ------------    ------------    ------------    ------------

Net (loss) income per BAC                       $     (24.81)   $       6.12    $      (5.02)   $     (17.72)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                     Limited          General
                                                     Total           Partners         Partners
                                                 -------------    -------------    -------------
Partners' deficit - April 1, 2006                $(103,076,585)   $(100,849,963)   $  (2,226,622)

Net loss - Six months ended September 30, 2006        (705,389)        (698,335)          (7,054)
                                                 -------------    -------------    -------------

Partners' deficit - September 30, 2006           $(103,781,974)   $(101,548,298)   $  (2,233,676)
                                                 =============    =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                        2006            2005
                                                                                    ------------    ------------
Cash flows from operating activities:

Net loss                                                                            $   (705,389)   $ (2,490,256)
                                                                                    ------------    ------------

Adjustments to reconcile net loss to net cash provided by operating activities:

Gain on sale of properties                                                            (1,042,330)     (5,320,533)
Depreciation and amortization                                                          3,406,937       4,786,970
Loss on impairment of fixed assets                                                     2,500,000               0
Minority interest in (loss) income of subsidiaries                                    (6,456,143)        761,003
Increase in accounts payable and other liabilities                                       304,079       2,059,694
Increase in accrued interest payable                                                     650,720         878,148
Decrease in security deposits payable                                                   (168,475)         (7,685)
Decrease (increase) in cash held in escrow                                                36,844      (1,233,021)
Increase in other assets                                                                (509,856)       (107,114)
Decrease in due to general partners and affiliates                                      (630,683)       (216,230)
Increase in due to local general partners and affiliates                                 359,637         561,831
Decrease in due to local general partners and affiliates                                (106,447)       (339,440)
Increase in due to debt guarantor                                                      2,775,824       2,196,923
                                                                                    ------------    ------------
Total adjustments                                                                      1,120,107       4,020,545
                                                                                    ------------    ------------

Net cash provided by operating activities                                                414,718       1,530,289
                                                                                    ------------    ------------

Cash flows from investing activities:

Acquisitions of property and equipment                                                  (309,742)       (350,924)
Proceeds from sale of properties                                                       7,683,445       1,837,928
Costs paid relative to sale of properties                                               (773,775)              0
Increase in accounts payable and other  liabilities from
  deferred revenue on sale of limited partnership interests                                    0         359,930
Increase in cash held in escrow                                                         (383,744)       (110,640)
                                                                                    ------------    ------------

Net cash provided by investing activities                                              6,216,184       1,736,294
                                                                                    ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                                          (5,344,852)     (2,878,695)
Increase in deferred costs                                                                     0         (16,790)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                                     (166,141)       (517,160)
                                                                                    ------------    ------------

Net cash used in financing activities                                                 (5,510,993)     (3,412,645)
                                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                   1,119,909        (146,062)

Cash and cash equivalents at beginning of period*                                      5,435,049       3,600,256
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $  6,554,958    $  3,454,194
                                                                                    ============    ============

Summarized below are the components of the gain on sale of properties:

Decrease in property and equipment, net of accumulated depreciation                 $  8,869,113    $  4,968,061
Decrease in deferred costs                                                                     0         330,934
Decrease in prepaid expenses and other assets                                            249,225         136,816
Decrease in cash held in escrow                                                        1,702,293       1,740,345
Decrease in accounts payable, accrued expenses and other liabilities                    (593,132)     (1,353,753)
Decrease in accrued interest payable                                                      (1,311)       (474,927)
Decrease in security deposits payable                                                    (41,448)        (86,519)
Decrease in mortgage notes payable                                                   (10,137,681)     (8,056,171)
Decrease in due to local general partners and their affiliates                          (299,300)     (1,206,770)
Decrease in due to general partners and affiliates                                       (47,500)              0
Decrease in capitalization of consolidated  subsidiaries
  attributable to minority interest                                                    6,167,081         519,379

Non-cash investing activities:

Increase in accounts payable and other  liabilities  includes note receivable for
  sale of limited partnership interest                                              $          0    $     40,000


*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents from discontinued operations of $1,287,380 and $168,166.

           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2006 and 2005, include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 46 and 56 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in all but three subsidiary partnerships. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management), a 49% limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") and a 89% limited partnership interest in Stop 22 Limited Partnership ("Stop 22"). The Partnership sold its remaining limited partnership interest in Stop 22 on March 28, 2006 (see Note 3). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 30, 2006, the Partnership has disposed of twenty-one of its sixty-two original investments (see Note 3). In addition, the Partnership has entered into agreements for the sale of four Local Partnerships and the affiliate of a Local General Partner has the option to buy the remaining limited partnership interest in one Local Partnership (see Note 4). Subsequently, on October 11, 2006, the Partnership entered into a purchase and sale agreement for the sale of one additional Local Partnership and on October 25, 2006, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $855,000 and $0 and $911,000 for the three and six months ended September 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006, results of its operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005. However, the operating results for the six months ended September 30, 2006 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 45 and 1 of the Local Partnerships, respectively, as of September 30, 2006. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of September 30, 2006 and March 31, 2006, the Partnership is owed approximately $2,710,000 and $2,434,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. As of September 30, 2006 and March 31, 2006, the Partnership has advanced these monies to five and seven Local Partnerships, respectively, to fund their operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                            Three Months Ended        Six Months Ended
                                                              September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2006         2005*        2006         2005*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  266,000   $  324,750   $  553,500   $  653,500
Expense reimbursement (b)                                    37,368      158,555      108,599      279,002
Local administrative fee (d)                                 12,310       11,400       24,495       23,000
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           315,678      494,705      686,594      955,502
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)         202,217      239,290      431,420      487,841
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  517,895   $  733,995   $1,118,014   $1,443,343
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                            Three Months Ended        Six Months Ended
                                                              September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2006         2005*        2006         2005*
                                                         ----------   ----------   ----------   ----------
Local administrative fee (d)                             $   10,065   $   11,000   $   20,130   $   22,000
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners            10,065       11,000       20,130       22,000
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  Local General Partners (c)                                 49,823      183,131      137,067      388,602
                                                         ----------   ----------   ----------   ----------

Total general and administrative-related parties         $   59,888   $  194,131   $  157,197   $  410,602
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $11,794,000 and $11,822,000 were accrued and unpaid at September 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) The subsidiary partnerships incurred property management fees amounting to $385,007 and $567,234 and $838,060 and $1,167,267 for the three and six months ended September 30, 2006 and 2005, respectively. Of these fees, $252,040 and $422,421 and $568,487 and $876,443 were incurred to affiliates of the Local General Partners, which includes $49,823 and $183,131 and $137,067 and $388,602 of fees relating to discontinued operations. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the six months ended September 30, 2006, the Partnership sold the property and the related assets and liabilities of two Local Partnerships and one of the properties owned by a Local Partnership. Through September 30, 2006, the Partnership has sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of seven Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Subsequently, the property and the related assets and liabilities of one Local Partnership were sold and the Partnership entered into a purchase and sale agreement for the sale of one additional Local Partnership (see Note
7). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historic operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership ("Broadhurst") were sold to an unaffiliated third party purchaser for a sales price of $5,300,000. The Partnership received $4,498,102 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $802,000. The sale resulted in a gain of approximately $2,250,000 resulting from the write-off of the deficit basis in the property which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ending December 31, 2006. The sale resulted in the liquidation of Broadhurst.

On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $1,900,000. The Partnership received $530,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,370,000. Because Weidler was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $775,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Weidler.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated party for a sales price of $1,083,445. The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000. The sale resulted in a gain of approximately $313,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On March 28, 2006, the Local General Partner of Stop 22 purchased the Partnership's remaining interest in Stop 22 for a sales price of $1,800,000. The Partnership received proceeds of $1,800,000 from this sale. Because Stop 22 was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $3,602,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Stop 22.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000. The sale resulted in a gain of approximately $231,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Affordable Flatbush.

On March 1, 2006, Site H Development Co. ("Site H") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,200,000. The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000. The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Site H.

On September 20, 2005, the Partnership's limited partnership interest in Franklin Elderly Housing Associates ("Franklin") was sold to the Local General Partner for a sales price of $210,000. The Partnership received proceeds of $209,990 from this sale. Because Franklin was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $531,000. Such contribution flowed through minority interest as a result of the write-off of the deficit basis in the property of approximately $321,000 and the $209,990 cash received from the sale, which was recognized on the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Franklin.

On September 20, 2005, the Partnership's limited partnership interest in Philipsburg Elderly Housing Associates ("Philipsburg") was sold to the Local General Partner for a sales price of $20,000. The Partnership received proceeds of $19,990 from this sale. Because Philipsburg was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $67,000. Such distribution flowed through minority interest as a result of the write-off of the basis in the property of approximately $87,000 and the $19,990 cash received from the sale, which was recognized on the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Philipsburg.

On September 20, 2005, the Partnership's limited partnership interest in Wade D. Mertz Elderly Housing Associates ("Wade") was sold to the Local General Partner for a sales price of $70,000. The Partnership received proceeds of $69,990 from this sale. Because Wade was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Local General Partner of approximately $71,000. Such contribution flowed through minority interest as a result of the write-off of the basis in the property of approximately $1,000 and the $69,990 cash received from the sale, which was recognized on the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Wade.

On July 5, 2005, the Partnership's limited partnership interest in Glenbrook Associates ("Glenbrook") was sold to the Local General Partner for a sales price of $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing finance Agency for allocation of low-income housing tax credits, which is recorded as deferred revenue. Because Glenbrook was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $147,000. Such contribution flowed through minority interest as a result of the write-off of the deficit basis in the property of approximately $47,000 and the $59,990 cash received from the sale and the $40,000 note receivable recorded as deferred revenue, which was recognized on the Partnership's Form 10-Q dated December 31, 2005. The sale resulted in the liquidation of Glenbrook.

On June 30, 2005, the Partnership sold its limited partnership interest in Barclay Village II, Ltd. ("Barclay") to the Local General Partner for a sales price of $175,000. The Partnership received proceeds of $174,990 from this sale. Because Barclay was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $597,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $422,000 and the $174,990 cash received from the sale. The sale resulted in the liquidation of Barclay.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000. The Partnership received proceeds of $100,000 from this sale. Because Michigan Rural was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $100,000, which was recognized on the Partnership's Form 10-Q dated September 30, 2005. Such contribution flows through minority interest as a result of the cash received of $100,000. The affiliate of the Local General Partner had the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the sale of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of September 30, 2006.

On May 6, 2005, Gentle Pines - West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party for the assumption of the mortgage. The transfer resulted in a gain of approximately $3,048,000 resulting from the write-off of the deficit basis in the property at the date of the transfer. The transfer resulted in the liquidation of Gentle Pines.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, LTD ("Lancashire") to an affiliate of the Local General Partner for a redemption price of $800,000. The Partnership received proceeds of $764,456 from this sale after closing costs of approximately $35,000. During the year ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. Because Lancashire was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $220,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis at the date of the sale. The redemption resulted in the liquidation of Lancashire.

On April 29, 2005, Brandywine Court Associates, L.P. ("Brandywine") sold its property and the related assets and liabilities to an unaffiliated third party for a sales price of approximately $1,380,000. The Partnership received $0 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,380,000. The sale resulted in a gain of approximately $1,359,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Brandywine.


Note 4 - Assets Held for Sale

On July 7, 2006, 1850 Second Avenue Associates, L.P. ("1850 Second Avenue") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $25,000. The sales documents have been executed and the initial deposit funds are being held in escrow. During the quarter ended September 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $2,500,000. The closing is expected to occur during the quarter ending December 31, 2006. No assurance can be given that the sale will actually occur. 1850 Second Avenue is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, 1850 Second Avenue had property and equipment, at cost, of approximately $4,613,000 and accumulated depreciation of approximately $3,958,000.

On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of June 30, 2006, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,440,000 and mortgage debt of approximately $6,464,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


On May 31, 2006, Manhattan A Associates ("Manhattan A") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $7,250,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in October 2006. No assurance can be given that the sale will actually occur. Manhattan A is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Manhattan A had property and equipment, at cost, of approximately $7,468,000, accumulated depreciation of approximately $3,792,000 and mortgage debt of approximately $2,738,000.

On January 30, 2006, Cutler Canal III Associates, Ltd. ("Cutler Canal III") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $11,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur during the first quarter of 2007. Cutler Canal III is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Cutler Canal III had property and equipment, at cost, of approximately $13,618,000, accumulated depreciation of approximately $4,575,000 and mortgage debt of approximately $7,226,000.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000 (see Note 3). The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the sale of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of September 30, 2006.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 30, 2006, 1850 Second Avenue, Affordable Flatbush, Broadhurst, Cutler Canal III,
Driftwood, Manhattan A, Michigan Rural, Site H, Stop 22 and Weidler were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal III, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias Limited Partnership ("Las Camelias"), Michigan Rural, Philipsburg, Site H, RBM Associates/Spring Garden ("Spring Garden"), Stop 22 and Wade were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets:

                                                                September 30,    March 31,
                                                                    2006            2006
                                                                ------------    ------------
Assets
  Property and equipment - less accumulated depreciation of
    $23,046,784 and $18,691,076, respectively                   $ 20,129,551    $ 20,574,674
  Cash and cash equivalents                                        1,287,380         727,335
  Cash held in escrow                                              1,391,065       2,320,547
  Deferred costs, net of accumulated amortization of $683,392
    and $402,399                                                     460,143         100,693
  Other assets                                                       948,436         599,082
                                                                ------------    ------------
Total assets                                                    $ 24,216,575    $ 24,322,331
                                                                ============    ============

Liabilities
  Mortgage notes payable                                        $ 18,779,775    $ 22,358,177
  Accounts payable and other liabilities                           2,959,988       1,701,143
  Due to local general partners and affiliates                     3,188,916         323,875
  Due to general partners and affiliates                             533,739          92,562
  Minority interest                                                   (9,476)        197,145
                                                                ------------    ------------
Total liabilities                                               $ 25,452,942    $ 24,672,902
                                                                ============    ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2006, Broadhurst and Weidler, which were sold during the six months ended September 30, 2006, Affordable Flatbush, Site H and Stop 22, which were sold during the year ended March 31, 2006, and 1850 Second Avenue, Cutler Canal III, Driftwood, Manhattan A and Michigan Rural, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and six months ended September 30, 2005, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Philipsburg and Wade, which were sold during the six months ended September 30, 2005, in addition, Affordable Flatbush, Las Camelias, Site H, Spring Gardens and Stop 22, which were sold during the year ended March 31, 2006, and, in order to present comparable results to the three and six months ended September 30, 2006, 1850 Second Avenue, Broadhurst, Cutler Canal III, Driftwood, Manhattan A, Michigan Rural and Weidler, were all classified as discontinued operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                               Three Months Ended              Six Months Ended
                                                                  September 30,                   September 30,
                                                          ----------------------------    ---------------------------
                                                              2006            2005*           2006           2005*
                                                          ------------    ------------    ------------   ------------
Revenues

Rental income                                             $  1,521,427    $  3,525,161    $  3,565,533   $  7,273,502
Other                                                          492,184          68,158         531,315        188,340
Gain on sale of properties                                     250,891       5,320,533       1,042,330      5,320,533
                                                          ------------    ------------    ------------   ------------
Total revenue                                                2,264,502       8,913,852       5,139,178     12,782,375
                                                          ------------    ------------    ------------   ------------

Expenses

General and administrative                                     102,471         647,112         771,149      1,377,774
General and administrative-related parties (Note 2)             59,888         194,131         157,197        410,602
Repairs and maintenance                                        240,768         553,480         569,651      1,024,347
Operating                                                      235,153         433,437         687,444      1,060,902
Real estate taxes                                              141,038         260,039         282,745        536,722
Insurance                                                      140,023         235,635         300,428        489,123
Interest                                                       439,530       1,026,601       1,000,661      2,082,257
Depreciation and amortization                                  168,735         890,649         503,139      1,815,659
Loss on impairment of fixed assets                           2,500,000               0       2,500,000              0
                                                          ------------    ------------    ------------   ------------

Total expenses                                               4,027,606       4,241,084       6,772,414      8,797,386
                                                          ------------    ------------    ------------   ------------

(Loss) income before minority interest                      (1,736,104)      4,672,768      (1,633,236)     3,984,989
Minority interest in loss (income) of subsidiaries from
  discontinued operations                                      762,204        (897,007)      6,293,395       (899,165)
                                                          ------------    ------------    ------------   ------------
Total (loss) income from discontinued operations          $ (1,000,90)    $  3,775,761    $  4,660,159   $  3,085,824
                                                          ============    ============    ============   ============

(Loss) income - limited partners from discontinued
  operations                                              $   (990,891)   $  3,738,003    $  4,613,558   $  3,054,966
                                                          ============    ============    ============   ============

Number of BACs outstanding                                  139,101.50      139,101.50      139,101.50     139,101.50
                                                          ============    ============    ============   ============

(Loss) income discontinued operations per BAC             $      (7.12)   $      26.87    $      33.17   $      21.96
                                                          ============    ============    ============   ============


* Reclassified for comparative purposes.

Cash flows from Discontinued Operations:
                                                                                               Six Months Ended
                                                                                                  September 30,
                                                                                          ---------------------------
                                                                                              2006           2005*
                                                                                          ------------   ------------
Net cash provided by operating activities                                                 $    331,003   $  1,306,829
                                                                                          ------------   ------------
Net cash provided by investing activities                                                 $  6,667,454   $  1,415,103
                                                                                          ------------   ------------
Net cash used in financing activities                                                     $(10,071,941)  $ (4,081,022)
                                                                                          ------------   ------------


* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

a)  Subsidiary Partnerships - Going Concerns

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $61,188,851, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2006. However, there is no guarantee that GRS, or any other person, will continue to make these payments on behalf of the River Place. Additionally, because River Place has been declared in default of its obligations under the guarantor agreement, the Authority could elect to declare River Place to be in default under the loan agreements pursuant to certain provisions contained therein, but have elected not to do so as a result of GRS making the required debt service payments. Accordingly, it is uncertain whether River Place will be able to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both September 30, 2006 and 2005. The net loss after minority interest for River Place amounted to approximately $2,166,000 and $1,843,000 for the six months ended September 30, 2006 and 2005, respectively.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matured on September 1, 2006. The principal balance of the note at June 30, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2006. Longfellow intends to extend or renegotiate the note during 2006. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both September 30, 2006 and 2005. The net loss after minority interest for Longfellow amounted to approximately $133,000 and $190,000 for the six months ended September 30, 2006 and 2005, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows has incurred a partner's deficit of $8,269,736 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2006 and 2005. The net loss after minority interest amounted to approximately $235,000 and $303,000 for the six months ended September 30, 2006 and 2005, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At June 30, 2006, San Justo had a partners' deficit of $2,034,591 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority which raise substantial doubt about San Justo's ability to continue as a going concern. The management of San Justo has recommended that it liquidate its assets in an orderly manner in order to comply with its obligations. The Partnership's investments in San Justo have been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both September 30, 2006 and 2005. The net loss after minority interest for San Justo was approximately $132,000 and $123,000 for the six months ended September 30, 2006 and 2005, respectively.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At June 30, 2006, Jefferson's current liabilities exceeded its current assets by approximately $231,000. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $99,000 of current liabilities at June 30, 2006, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that Jefferson has the ability to continue as a going concern for at least one year from June 30, 2006. The

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2006 and 2005. The net loss after minority interest for Jefferson amounted to approximately $94,000 and $97,000 for the six months ended September 30, 2006 and 2005, respectively.

Manhattan A
-----------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The General Partners have funded cash flow shortfalls thusfar. The Partnership's investment in Manhattan A was approximately $585,000 at September 30, 2006 and the minority interest for Manhattan A was $0 at both September 30, 2006 and 2005. The net loss after minority interest for Manhattan A amounted to approximately $73,000 and $95,000 for the six months ended September 30, 2006 and 2005, respectively. On May 31, 2006 Manhattan A entered into an agreement to sell its property and related assets and liabilities for a purchase price of $7,250,000 (see Note 4). Subsequently, on October 25, 2006, the property and the related assets and liabilities of Manhattan A were sold (see Note 7).

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in September 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether the property will be rebuilt or not. The property is close to the end of its Compliance Period (as defined herein) and has third-party debt. The Partnership anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, the Partnership does not expect that there will be financial exposure related to the Partnership. The Partnership's investment in the Local Partnership at September 30, 2006 is approximately $51,000 and the property and equipment net of accumulated depreciation is approximately $3,021,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal III
----------------
On October 24, 2005, Cutler Canal suffered damage caused by Hurricane Wilma. Cutler Canal has recovered 100% of the insurance proceeds in the amount of $155,307. Cutler Canal executed a contract to repair the roof in the amount of $310,309 and has made repairs of $245,188 as of September 30, 2006. A net gain of approximately $96,000 is expected, which is the excess of net proceeds of $155,307 less the cost basis of the damaged property of $59,000. Such gain will be recognized when the work is 100% completed. On January 30, 2006, Cutler Canal entered into an agreement to sell its property and related assets and liabilities for a purchase price of $11,600,000 (see Note 4).

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $845,651 of insurance proceeds and has made repairs of $140,565 as of September 30, 2006. Driftwood has established a deferred charges account in the amount of $705,086 which represents the unspent insurance proceeds to be used on additional repairs. On July 1, 2006, the Partnership entered in a purchase and sale agreement to sell its limited partnership interests in Driftwood (see Note 4).

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of September 30, 2006 no more than 17% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. As of September 30, 2006, the Partnership is invested in fifteen Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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


Note 7 - Subsequent Events

On October 25, 2006, the property and the related assets and liabilities of Manhattan A were sold to an unaffiliated third party purchaser for a sales price of $7,250,000. The Partnership received $3,660,703 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,589,000. The Partnership also received $556,239 for repayment of operating advances the Partnership made to Manhattan A. The sale resulted in a gain of approximately $3,037,000 resulting from the write-off of the deficit basis in the property, which will be recognized on the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007. The sale resulted in the liquidation of Manhattan A.

On October 11, 2006, CV Bronx Associates, L.P. ("CV Bronx") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place during the quarter ending December 31, 2006. No assurance can be given that the sale will actually occur. As of June 30, 2006, CV Bronx had property and equipment, at cost, of approximately $5,914,000 and accumulated depreciation of approximately $2,504,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $58,000 of the purchase price remains to be paid (all of which is being held in escrow). As of September 30, 2006, the Partnership sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of seven Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, the Partnership has entered into agreements for the sale of four Local Partnerships and the affiliate of a Local General Partner has the option to buy the remaining limited partnership interest in one Local Partnership (see Item 1, Note 4). Subsequently, on October 11, 2006, the Partnership entered into a purchase and sale agreement for the sale of one additional Local Partnership and on October 25, 2006, the property and the related assets and liabilities of another Local Partnership were sold (see Item 1, Note 7).

Off Balance Sheet Arrangements
-------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the six months ended September 30, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $136,000 and $26,000, respectively. In addition, during the six months ended September 30, 2006 and 2005, distributions from the sales of properties and their related assets and liabilities amounted to approximately $5,063,000 and $764,000. Additionally, during the six months ended September 30, 2006 and 2005, the Partnership received approximately $1,800,000 and $835,000 of proceeds from the sale of limited partnership interests.

During the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $1,120,000. This increase was attributable to cash provided by operating activities of approximately ($415,000) and net proceeds from sale of properties of approximately ($6,910,000) which exceeded acquisitions of property and equipment of approximately ($310,000), principal payments of mortgage notes payable of approximately ($5,345,000), an increase in cash held in escrow relating to investing activities of approximately ($384,000) and a decrease in the capitalization of consolidated subsidiaries attributable to minority interest of approximately ($166,000). Included in the adjustments to reconcile the net income to net cash provided by operating activities are depreciation and amortization of approximately $3,407,000, an increase in due to debt guarantor of approximately $2,776,000, gain on sale of properties of approximately $1,042,000 and a loss on impairment of fixed assets of $2,500,000.

The Partnership has a working capital reserve of approximately $6,533,000 at September 30, 2006.

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative-related parties and provision for impairment of fixed assets, totaled $3,048,192 and $3,164,315 and $6,355,713 and $6,261,190, respectively.

Accounts payable and other liabilities as of September 30, 2006 and March 31, 2006 was $5,626,157 and $6,939,856, respectively which includes $40,000 and
$1,725,000 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of September 30, 2006 and March 31, 2006, totaled $1,600,384 and $575,738, respectively.

Accrued interest payable as of September 30, 2006 and March 31, 2006 was $18,381,536 and $17,923,357, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 30, 2006 and March 31, 2006, totaled $958,365 and $767,135, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $11,794,000 and $11,822,000 were accrued and unpaid at September 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the Compliance Period.

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Item 8,
Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the quarter ended September 30, 2006, Partnership has recorded $2,500,000 as a loss on impairment of assets. Through September 30, 2006, the Partnership has recorded approximately $26,437,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of September 30, 2006 are: 1850 Second Avenue, Cutler Canal III, Driftwood, Manhattan A and Michigan Rural (see Item 1,
Note 4).

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

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 2006 and 2005 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note
5).

Rental income decreased approximately 5% and 3% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in rental income at one Local Partnership affected by Hurricane Katrina (see Item 1, Note 6) partially offset by an increase in rental rates at other Local Partnerships.

Other income increased approximately $104,000 and $162,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an insurance reimbursement received due to hurricane damages at one Local Partnership, an increase in utility reimbursement, application fee income and damage reimbursement at a second Local Partnership and an increase in interest income earned on higher cash and cash equivalent balances resulting from the sale of properties at the Partnership level.

Total expenses, excluding general administrative-related parties and operating, remained fairly consistent with decreases of 5% and less than 1% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

General and administrative-related parties decreased approximately $216,000 and $325,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in Partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level and a decrease in incentive management fees at one Local Partnership.

Operating expenses increased approximately $142,000 for the six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to increases in utility costs at four Local Partnerships.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2006.

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

Item 1A. Risk Factors - No Changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         As previously disclosed in our Current Report on Form 8-K filed on October 12, 2006, we recently became aware of a tender offer by Peachtree Partners, Ira Gaines and Barry Zemel (collectively, the "Offerors") to purchase outstanding limited partnership units of Liberty III. The Offerors seek to purchase no more than 4.9% of Liberty III's units (including the units that they currently own) at a price of $30 per unit, less certain reductions to that purchase price (including an "administrative fee" of $150 per selling investor charged by the Offerors) as described in the Offerors' written tender offer materials dated September 20, 2006. The Partnership's response to that tender offer was set forth in its Form 8-K dated October 12, 2006 and press release of that date.

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


Date: November 13, 2006
      -----------------

                                             By:  /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  Director, President,
                                                  Chief Executive Officer
                                                  and Chief Financial Officer


Date: November 13, 2006
      -----------------
                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)


                                    By:  LIBERTY GP III INC.,
                                         a General Partner


Date: November 13, 2006
      -----------------
                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Director, President,
                                              Chief Executive Officer
                                              and Chief Financial Officer


Date: November 13, 2006
      -----------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc. the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a General Partner of Liberty Tax Credit Plus III L.P. (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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



         Date: November 13, 2006
               -----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the General Partner of Related Credit Properties III, L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     November 13, 2006