Form 10-Q
period 2006-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2007-02-14
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             December 31,       March 31,
                                                                                 2006              2006
                                                                             -------------    -------------
                                                                              (Unaudited)       (Audited)
                                     ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $81,199,734 and $96,212,530, respectively                            $  83,803,221    $ 104,454,711
   Cash and cash equivalents                                                     8,384,686        4,707,714
   Cash held in escrow                                                           6,247,045        6,768,492
   Deferred costs, net of accumulated amortization of $1,439,371
     and $1,697,096, respectively                                                1,436,967        1,906,271
   Other assets                                                                  1,273,886        1,785,741
                                                                             -------------    -------------

Total operating assets                                                         101,145,805      119,622,929
                                                                             -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated depreciation
     of $24,767,432 and $18,691,076, respectively                               23,616,543       20,574,674
   Net assets held for sale                                                      4,623,880        3,747,657
                                                                             -------------    -------------
Total assets from discontinued operations                                       28,240,423       24,322,331
                                                                             -------------    -------------

Total assets                                                                 $ 129,386,228    $ 143,945,260
                                                                             =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                    $ 101,361,375    $ 115,130,084
   Due to debt guarantor                                                        61,762,002       58,413,027
   Accounts payable and other liabilities                                        5,320,064        6,939,856
   Accrued interest payable                                                     18,667,895       17,923,357
   Security deposit payable                                                        821,856        1,146,201
   Due to local general partners and affiliates                                  6,404,692       10,502,870
   Due to general partners and affiliates                                       12,114,743       12,317,893
                                                                             -------------    -------------

Total operating liabilities                                                    206,452,627      222,373,288
                                                                             -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                               18,962,003       22,358,177
   Net liabilities held for sale including minority interest                     8,194,767        2,314,725
                                                                             -------------    -------------
Total liabilities from discontinued operations                                  27,156,770       24,672,902
                                                                             -------------    -------------

Minority interest                                                                  (97,278)         (24,345)
                                                                             -------------    -------------

Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                   (101,888,776)    (100,849,963)
   General Partners                                                             (2,237,115)      (2,226,622)
                                                                             -------------    -------------

Total partners' deficit                                                       (104,125,891)    (103,076,585)
                                                                             -------------    -------------

Total liabilities and partners' deficit                                      $ 129,386,228    $ 143,945,260
                                                                             =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                            December 31,                    December 31,
                                                    ----------------------------    ----------------------------
                                                        2006            2005*           2006            2005*
                                                    ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                       $  4,087,877    $  4,171,437    $ 12,142,829    $ 12,505,985
Other                                                    393,346         284,662         905,376         641,411
                                                    ------------    ------------    ------------    ------------
Total Revenues                                         4,481,223       4,456,099      13,048,205      13,147,396
                                                    ------------    ------------    ------------    ------------

Expenses
General and administrative                             1,223,316       1,130,974       3,324,376       3,268,572
General and administrative-related parties
  (Note 2)                                               564,347         654,694       1,667,059       2,083,852
Operating                                                458,590         444,577       1,524,262       1,393,964
Repairs and maintenance                                1,004,641         896,732       2,611,402       2,505,985
Real estate taxes                                        236,077         253,992         722,720         777,237
Insurance                                                285,593         263,886         868,992         795,294
Interest                                               2,140,434       2,082,769       6,468,748       6,376,815
Depreciation and amortization                          1,343,858       1,402,300       4,085,962       4,213,518
                                                    ------------    ------------    ------------    ------------

Total expenses                                         7,256,856       7,129,924      21,273,521      21,415,237
                                                    ------------    ------------    ------------    ------------

Loss from operations before minority interest         (2,775,633)     (2,673,825)     (8,225,316)     (8,267,841)

Minority interest in loss of subsidiary
  partnerships from operations                           118,817          73,203         281,565         211,365
                                                    ------------    ------------    ------------    ------------

Loss from operations                                  (2,656,816)     (2,600,622)     (7,943,751)     (8,056,476)

Discontinued operations:
Income (loss) from discontinued operations
  (including gain (loss) on sale of properties)        2,312,899      (1,511,340)      6,894,445       1,454,257
                                                    ------------    ------------    ------------    ------------

Net loss                                            $   (343,917)   $ (4,111,962)   $ (1,049,306)   $ (6,602,219)
                                                    ============    ============    ============    ============

Loss from operations-limited partners               $ (2,630,248)   $ (2,574,616)   $ (7,864,313)   $ (7,975,911)
Income (loss) from discontinued operations
  (including gain (loss) on sale of properties) -
  limited partners                                     2,289,770      (1,496,226)      6,825,500       1,439,714
                                                    ------------    ------------    ------------    ------------

Net loss - limited partners                         $   (340,478)   $ (4,070,842)   $ (1,038,813)   $ (6,536,197)
                                                    ============    ============    ============    ============

Number of BACs outstanding                             139,101.5       139,101.5       139,101.5       139,101.5
                                                    ============    ============    ============    ============

Loss from operations per BAC                        $     (18.91)   $     (18.51)   $     (56.54)   $     (57.34)
Income (loss) from discontinued operations
  (including gain (loss) on sale of properties) -
   per BAC                                                 16.46          (10.76)          49.07           10.35
                                                    ------------    ------------    ------------    ------------

Net loss per BAC                                    $      (2.45)   $     (29.27)   $      (7.47)   $     (46.99)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                     Limited         General
                                                     Total           Partners        Partners
                                                 -------------    -------------    -------------
Partners' deficit - April 1, 2006                $(103,076,585)   $(100,849,963)   $  (2,226,622)

Net loss - Nine months ended December 31, 2006      (1,049,306)      (1,038,813)         (10,493)
                                                 -------------    -------------    -------------

Partners' deficit - December 31, 2006            $(104,125,891)   $(101,888,776)   $  (2,237,115)
                                                 =============    =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                        ----------------------------
                                                                            2006            2005
                                                                        ------------    ------------
Cash flows from operating activities:

Net loss                                                                $ (1,049,306)   $ (6,602,219)
                                                                        ------------    ------------

Adjustments to reconcile net loss to net cash provided by operating activities:

Gain on sale of properties                                                (3,212,985)     (5,201,544)
Depreciation and amortization                                              4,880,201       7,008,059
Loss on impairment of fixed assets                                         2,500,000               0
Minority interest in (loss) income of subsidiaries                        (6,453,085)      1,539,678
Increase in accounts payable and other liabilities                         1,554,160       2,529,032
Increase in accrued interest payable                                         538,952       1,191,398
Decrease in security deposits payable                                       (163,630)        (66,090)
Increase in cash held in escrow                                             (627,732)       (451,346)
Increase in other assets                                                    (320,810)       (583,481)
(Decrease) increase in due to general partners and affiliates               (580,213)        399,007
Increase in due to local general partners and affiliates                     196,171         647,786
Decrease in due to local general partners and affiliates                     (61,048)       (815,453)
Increase in due to debt guarantor                                          3,348,975       3,051,172
                                                                        ------------    ------------
Total adjustments                                                          1,589,957       9,248,218
                                                                        ------------    ------------

Net cash provided by operating activities                                    540,651       2,645,999
                                                                        ------------    ------------

Cash flows from investing activities:

Acquisitions of property and equipment                                      (589,493)       (577,352)
Proceeds from sale of properties                                          12,983,445       2,214,950
Costs paid relative to sale of properties                                 (1,575,673)        (17,062)
Increase in accounts payable and other  liabilities from deferred
  revenue on sale of limited partnership interests                                 0              90
Increase in cash held in escrow                                              (73,630)        (24,184)
                                                                        ------------    ------------

Net cash provided by investing activities                                 10,744,649       1,596,442
                                                                        ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                              (7,027,202)     (3,398,936)
Increase in deferred costs                                                         0         (16,790)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                         (179,610)       (556,213)
                                                                        ------------    ------------

Net cash used in financing activities                                     (7,206,812)     (3,971,939)
                                                                        ------------    ------------

Net increase in cash and cash equivalents                                  4,078,488         270,502

Cash and cash equivalents at beginning of period*                          5,435,049       3,600,256
                                                                        ------------    ------------

Cash and cash equivalents at end of period                              $  9,513,537    $  3,870,758
                                                                        ============    ============

Summarized below are the components of the gain on sale of properties including non-cash transactions:

Proceeds from sale of properties - net                                  $(11,407,772)   $ (2,197,888)
Decrease in property and equipment, net of accumulated depreciation       10,912,993      11,280,199
Decrease in deferred costs                                                         0         376,701
Decrease in prepaid expenses and other assets                                549,782         358,906
Decrease in cash held in escrow                                            1,764,709       3,648,085
Decrease in accounts payable, accrued expenses and other liabilities        (619,025)     (1,472,300)
Decrease in accrued interest payable                                          (1,311)       (474,927)
Decrease in security deposits payable                                       (103,864)       (123,142)
Decrease in mortgage notes payable                                       (10,137,681)    (16,548,809)
Decrease in due to local general partners and their affiliates              (299,300)     (1,208,995)
Decrease in due to general partners and affiliates                           (50,000)         (6,250)
Decrease in capitalization of consolidated  subsidiaries attributable
  to minority interest                                                     6,178,484       1,166,876

Non-cash investing activities:

Increase in accounts payable and other liabilities includes note
  receivable for sale of limited partnership interest                   $          0    $     40,000

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $1,128,851 and $17,625

           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2006 and 2005, include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 46 and 56 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in all but two subsidiary partnerships. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management) and a 49% limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural"). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 31, 2006, the Partnership has disposed of twenty-three of its sixty-two original investments (see Note 3). In addition, as of December 31, 2006, the Partnership has entered into agreements for the sale of five Local Partnerships and the affiliate of a Local General Partner has the option to buy the remaining limited partnership interest in one Local Partnership (see Note 4). Subsequently, the property and related assets and liabilities of two Local Partnerships were sold (see Note 7).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $929,000 and $0 and $1,839,000 for the three and nine months ended December 31, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006, results of its operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results for the nine months ended December 31, 2006 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 45 and 1 of the Local Partnerships, respectively, as of December 31, 2006. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of December 31, 2006 and March 31, 2006, the Partnership is owed approximately $2,299,000 and $2,434,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. As of December 31, 2006 and March 31, 2006, the Partnership has advanced these monies to five and seven Local Partnerships, respectively, to fund their operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                               Three Months Ended        Nine Months Ended
                                                                   December 31,             December 31,
                                                             -----------------------   -----------------------
                                                                2006         2005*        2006         2005*
                                                             ----------   ----------   ----------   ----------
Partnership management fees (a)                              $  265,500   $  287,750   $  819,000   $  941,250
Expense reimbursement (b)                                        41,410      132,245      150,010      411,248
Local administrative fee (d)                                     11,633       10,995       34,878       32,745
                                                             ----------   ----------   ----------   ----------
Total general and administrative-General Partners               318,543      430,990    1,003,888    1,385,243
                                                             ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)             245,804      223,704      663,171      698,609
                                                             ----------   ----------   ----------   ----------
Total general and administrative-related parties             $  564,347   $  654,694   $1,667,059   $2,083,852
                                                             ==========   ==========   ==========   ==========

* Reclassified for comparative purposes


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                               Three Months Ended        Nine Months Ended
                                                                   December 31,             December 31,
                                                             -----------------------   -----------------------
                                                                2006         2005*        2006         2005*
                                                             ----------   ----------   ----------   ----------

 Local administrative fee (d)                                $   10,680   $   11,630   $   32,060   $   34,880
                                                             ----------   ----------   ----------   ----------
 Total general and administrative-General Partners               10,680       11,630       32,060       34,880
                                                             ----------   ----------   ----------   ----------
 Property management fees incurred to affiliates of the
   Local General Partners (c)                                    67,682      129,545      218,801      531,083
                                                             ----------   ----------   ----------   ----------

 Total general and administrative-related parties            $   78,362   $  141,175   $  250,861   $  565,963
                                                             ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $11,565,000 and $11,822,000 were accrued and unpaid at December 31, 2006 and March 31, 2006, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

(c) The subsidiary partnerships incurred property management fees amounting to $396,206 and $500,050 and $1,234,266 and $1,667,317 for the three and nine months ended December 31, 2006 and 2005, respectively. Of these fees, $313,486 and $353,249 and $881,972 and $1,229,692 were incurred to affiliates of the Local General Partners, which includes $67,682 and $129,545 and $218,801 and $531,083 of fees relating to discontinued operations. There were no property management fees incurred to affiliates of the General Partners.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the nine months ended December 31, 2006, the Partnership sold the property and the related assets and liabilities of three Local Partnerships and one of the properties owned by a Local Partnership. Through December 31, 2006, the Partnership has sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of eight Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of December 31, 2006, the Partnership has entered into agreements for the sale of five Local Partnerships and the affiliate of a Local General Partner has the option to buy the remaining limited partnership interest in one Local Partnership (see Note 4). Subsequently, the property and the related assets and liabilities of two Local Partnerships were sold (see Note
7). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historic operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, during February 2007, the General Partner authorized a distribution of approximately $53.00 per limited partnership unit, to be paid during the quarter ending March 31, 2007 (see Note 7).

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates ("Manhattan A") were sold to an unaffiliated third party purchaser for a sales price of $7,250,000. The Partnership received $3,658,703 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,591,000. The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the basis in the property which will be recognized on the Partnership's Annual Report on Form 10-K for the year ending March 31, 2007. The sale resulted in the liquidation of Manhattan A.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership ("Broadhurst") were sold to an unaffiliated third party purchaser for a sales price of $5,300,000. The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000. The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Broadhurst.

On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $1,900,000. The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000. Because Weidler was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $787,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Weidler.

On April 14, 2006, Michigan Rural Housing Limited Partnership ("Michigan Rural") sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445. The
Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000. The sale resulted in a gain of approximately $313,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On March 28, 2006, the Local General Partner of Stop 22 Limited Partnership ("Stop 22") purchased the Partnership's remaining interest in Stop 22 for a sales price of $1,800,000. The Partnership received proceeds of $1,800,000 from this sale. Because Stop 22 was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $5,402,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property at the date of the sale of approximately $3,602,000 and $1,8000,000 cash received from the sale. The sale resulted in the liquidation of Stop 22.

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

On December 14, 2005, Michigan Rural sold the property and the related assets and liabilities of Prairie Glen Apartments ("Prairie Glen") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of approximately $1,617,000. The Partnership received $185,961 as a distribution from this sale after the assumption of mortgages and distribution to minority interest of approximately $1,431,000. The sale resulted in a gain of approximately $822,000 resulting from the write-off of the deficit basis in the property at the time of the sale, which was recorded during the quarter ended March 31, 2006.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


On December 14, 2005, the Partnership's limited partnership interest in RBM Associates/Spring Garden ("Spring Garden") was sold to an unaffiliated third party purchaser for a sales price of $100. The sale resulted in a gain of approximately $36,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended March 31, 2006. The sale resulted in the liquidation of Spring Garden.

On September 20, 2005, the Partnership's limited partnership interest in Franklin Elderly Housing Associates ("Franklin") was sold to the Local General Partner for a sales price of $210,000. The Partnership received proceeds of $209,990 from this sale. Because Franklin was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $531,000. Such contribution flowed through minority interest as a result of the write-off of the deficit basis in the property at the date of sale of approximately $321,000 and the $209,990 cash received from the sale. The sale resulted in the liquidation of Franklin.

On September 20, 2005, the Partnership's limited partnership interest in Philipsburg Elderly Housing Associates ("Philipsburg") was sold to the Local General Partner for a sales price of $20,000. The Partnership received proceeds of $19,990 from this sale. Because Philipsburg was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $67,000. Such distribution flowed through minority interest as a result of the write-off of the basis in the property at the date of sale of approximately $87,000 and the $19,990 cash received from the sale. The sale resulted in the liquidation of Philipsburg.

On September 20, 2005, the Partnership's limited partnership interest in Wade D. Mertz Elderly Housing Associates ("Wade") was sold to the Local General Partner for a sales price of $70,000. The Partnership received proceeds of $69,990 from this sale. Because Wade was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $71,000. Such contribution flowed through minority interest as a result of the write-off of the deficit basis in the property at the date of sale of approximately $1,000 and the $69,990 cash received from the sale. The sale resulted in the liquidation of Wade.

On July 5, 2005, the Partnership's limited partnership interest in Glenbrook Associates ("Glenbrook") was sold to the Local General Partner for a sales price of $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits, which was recorded as deferred revenue. Because Glenbrook was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $152,000 which was recorded during the quarter ended December 31, 2005. Such contribution flowed through minority interest as a result of the write-off of the deficit basis in the property at the date of sale of approximately $52,000 and the $59,990 cash received from the sale and the $40,000 note receivable recorded as deferred revenue. An adjustment to the non-cash contribution of approximately ($5,000) was recorded during the quarter ended March 31, 2006, resulting in an overall non-cash contribution of approximately $147,000. The sale resulted in the liquidation of Glenbrook.

On June 30, 2005, the Partnership's limited partnership interest in Barclay Village II, Ltd. ("Barclay") was sold to the Local General Partner for a sales price of $175,000. The Partnership received proceeds of $174,990 from this sale. A gain of approximately $548,000 was originally recognized on the sale resulting from the write-off of the deficit basis in the property of approximately $373,000 and the $174,990 cash received from the sale. However, during the quarter ended March 31, 2006, a determination was made that the sale was actually to a related party of the Local Partnership, and a reclassification was made from gain on sale to a non-cash contribution including an adjustment to the non-cash contribution of approximately $49,000 recorded during the quarter ended March 31, 2006, resulting in an overall non-cash contribution of $597,000. Such contribution flows through minority interest. The sale resulted in the liquidation of Barclay.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000. The Partnership received proceeds of $100,000 from this sale. Because Michigan Rural was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $100,000. Such contribution flows through minority interest as a result of the cash received of $100,000. The affiliate of the Local General Partner had the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the sale of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%.
Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of December 31, 2006 (see Note 4).

On May 6, 2005,West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party for the assumption of the mortgage. The transfer resulted in a gain of approximately $3,453,000 resulting from the write-off of the deficit basis in the property at the date of the transfer which was recorded during the quarter ended September 30, 2005. An adjustment to the gain of approximately ($404,000) was recorded during the quarter ended March 31, 2006 resulting in overall gain of approximately $3,048,000 which was also recorded during the quarter ended March 31, 2006. The transfer also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $534,000 as a result of the write-off of payables owed by the Local Partnership. The transfer resulted in the liquidation of Gentle Pines.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, LTD ("Lancashire") to an affiliate of the Local General Partner for a redemption price of $800,000. The Partnership received proceeds of $764,456 from this sale after closing costs of approximately $36,000. During the year ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. Because Lancashire was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $220,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property at the date of the sale. The redemption resulted in the liquidation of Lancashire.

On April 29, 2005, the property and the related assets and liabilities of Brandywine Court Associates, L.P. ("Brandywine") were sold to an unaffiliated third party purchaser for a sales price of $1,380,000. After the repayment of mortgages and other liabilities, the Partnership received no distribution from this sale. The sale resulted in a gain of approximately $1,354,000 resulting from the write-off of the deficit basis in a property at the date of the sale, which was recorded during the quarter ended September 30, 2005. An adjustment to the gain of approximately $5,000 was recorded during the quarter ended March 31, 2006 resulting in overall gain of approximately $1,359,000. The sale resulted in the liquidation of Brandywine.


Note 4 - Assets Held for Sale

On October 11, 2006, C.V. Bronx Associates/Gerard Gardens ("CV Bronx") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,770,000. The sales documents have been executed and the initial deposit funds are being held in escrow. CV Bronx was being held as an asset held for sale as of December 31, 2006. As of September 30, 2006, CV Bronx had property and equipment, at cost, of approximately $5,914,000 and accumulated depreciation of approximately $2,543,000. Subsequently, on January 26, 2007, CV Bronx sold its property and the related assets and liabilities (see Note 7).

On August 24, 2006, Conifer James Street Associates ("Schopfer") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the mortgage. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to take place in the quarter ending March 31, 2007. No assurance can be given that the sale will actually occur. Schopfer is being held as an asset held for sale as of December 31, 2006. As of September 30, 2006, Schopfer had property and equipment, at cost, of approximately $4,584,000, accumulated depreciation of approximately $2,591,000 and mortgage debt of approximately $278,000.

On July 7, 2006, 1850 Second Avenue Associates, L.P. ("1850 Second Avenue") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $25,000. The sales documents have been executed and the initial deposit funds are being held in escrow. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $2,500,000. 1850 Second Avenue is being held as an asset held for sale as of December 31, 2006. As of September 30, 2006, 1850 Second Avenue had property and equipment, at cost, of approximately $4,613,000 and accumulated depreciation of approximately $3,962,000. Subsequently, on January 30, 2007, 1850 Second Avenue sold its property and the related assets and liabilities (see Note 7).

On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of September 30, 2006, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,501,000 and mortgage debt of approximately $6,442,000.

On January 30, 2006, Cutler Canal III Associates, Ltd. ("Cutler Canal III") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $11,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur during the first quarter of 2007. Cutler Canal III is being held as an asset held for sale as of December 31, 2006. As of September 30, 2006, Cutler Canal III had property and equipment, at cost, of approximately $13,874,000, accumulated depreciation of approximately $4,575,000 and mortgage debt of approximately $7,199,000.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000 (see Note 3). The affiliate of the Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the sale of 50% of the limited partnership interest is considered sufficient assurance that it will purchase the remaining 50%. Therefore, Michigan Rural is classified as an asset held for sale and is included in discontinued operations as of December 31, 2006. As of September 30, 2006, Michigan Rural had property and equipment, at cost, of approximately $3,373,000, accumulated depreciation of approximately $1,738,000 and mortgage debt of approximately $2,351,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of December 31, 2006, 1850 Second Avenue, Affordable Flatbush, Broadhurst, Cutler Canal III, CV Bronx, Driftwood, Manhattan A, Michigan Rural, Schopfer, Site H, Stop 22 and Weidler were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal III, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias Limited Partnership ("Las Camelias"), Michigan Rural, Philipsburg, Site H, Spring Garden, Stop 22 and Wade were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets:

                                                              December 31,     March 31,
                                                                  2006            2006
                                                              ------------    ------------
Assets
  Property and equipment - less accumulated depreciation of
    $24,767,432 and $18,691,076, respectively                 $ 23,616,543    $ 20,574,674
  Cash and cash equivalents                                      1,128,851         727,335
  Cash held in escrow                                            1,778,647       2,320,547
  Deferred costs, net of accumulated amortization of
    $754,203 and $402,399                                          475,918         100,693
  Due from general partners and affiliates                         358,500               0
  Other assets                                                     881,964         599,082
                                                              ------------    ------------
Total assets                                                  $ 28,240,423    $ 24,322,331
                                                              ============    ============

Liabilities
  Mortgage notes payable                                      $ 18,962,003    $ 22,358,177
  Accounts payable and other liabilities                         4,106,023       1,701,143
  Due to local general partners and affiliates                   4,257,877         323,875
  Due to general partners and affiliates                            15,000          92,562
  Minority interest                                               (184,133)        197,145
                                                              ------------    ------------
Total liabilities                                             $ 27,156,770    $ 24,672,902
                                                              ============    ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2006, Broadhurst, Manhattan A and Weidler, which were sold during the nine months ended December 31, 2006, Affordable Flatbush, Site H and Stop 22, which were sold during the year ended March 31, 2006, and 1850 Second Avenue, Cutler Canal III, CV Bronx, Driftwood, Michigan Rural and Schopfer, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and nine months ended December 31, 2005, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Philipsburg, Spring Gardens and Wade, which were sold during the nine months ended December 31, 2005, and Affordable Flatbush, Las Camelias, Site H and Stop 22, which were sold during the year ended March 31, 2006, and, in order to present comparable results to the three and nine months ended December 31, 2006, 1850 Second Avenue, Broadhurst, Cutler Canal III, CV Bronx, Driftwood, Manhattan A, Michigan Rural, Schopfer and Weidler, were all classified as discontinued operations.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                              Three Months Ended               Nine Months Ended
                                                                  December 31,                    December 31,
                                                          ----------------------------    ---------------------------
                                                              2006            2005*           2006           2005*
                                                          ------------    ------------    ------------   ------------
Revenues

Rental income                                             $  1,787,817    $  3,122,321    $  5,997,051   $ 11,004,685
Other                                                          100,527          86,471         648,567        284,764
Gain (loss) on sale of properties                            2,170,655        (118,989)      3,212,985      5,201,544
                                                          ------------    ------------    ------------   ------------
Total revenue                                                4,058,999       3,089,803       9,858,603     16,490,993
                                                          ------------    ------------    ------------   ------------

Expenses

General and administrative                                     384,848         614,977       1,317,082      2,130,668
General and administrative-related parties (Note 2)             78,362         141,175         250,861        565,963
Repairs and maintenance                                        172,953         493,624         848,368      1,665,189
Operating                                                      287,277         410,369       1,160,373      1,630,888
Real estate taxes                                              153,329         214,619         461,561        779,955
Insurance                                                      156,433         178,360         490,951        704,417
Interest                                                       261,618         877,351       1,312,243      3,014,073
Depreciation and amortization                                  129,405         818,789         794,239      2,794,540
Loss on impairment of fixed assets                                   0               0       2,500,000              0
                                                          ------------    ------------    ------------   ------------

Total expenses                                               1,624,225       3,749,264       9,135,678     13,285,693
                                                          ------------    ------------    ------------   ------------

Income (loss) before minority interest                       2,434,774        (659,461)        722,925      3,205,300
Minority interest in (income) loss of subsidiaries from
  discontinued operations                                     (121,875)       (851,879)      6,171,520     (1,751,043)
                                                          ------------    ------------    ------------   ------------
Total income (loss) from discontinued operations          $  2,312,899    $ (1,511,340)   $  6,894,445   $  1,454,257
                                                          ============    ============    ============   ============

Income (loss) - limited partners from discontinued
  operations                                              $  2,289,770    $ (1,496,226)   $  6,825,500   $  1,439,714
                                                          ============    ============    ============   ============

Number of BACs outstanding                                   139,101.5       139,101.5       139,101.5      139,101.5
                                                          ============    ============    ============   ============

Income (loss) discontinued operations per BAC             $      16.46    $     (10.76)   $      49.07   $      10.35
                                                          ============    ============    ============   ============


* Reclassified for comparative purposes.


Cash flows from Discontinued Operations:

                                                                                               Nine Months Ended
                                                                                                  December 31,
                                                                                          ---------------------------
                                                                                              2006           2005*
                                                                                          ------------   ------------
Net cash (used in) provided by operating activities                                       $ (1,099,556)  $  2,298,490
                                                                                          ------------   ------------
Net cash provided by investing activities                                                 $ 13,513,283   $  1,515,175
                                                                                          ------------   ------------
Net cash used in financing activities                                                     $(12,033,326)  $ (4,018,991)
                                                                                          ------------   ------------


* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

a)  Subsidiary Partnerships - Going Concerns

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $61,762,002, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2007. However, there is no guarantee that GRS, or any other person, will continue to make these payments on behalf of the River Place. Additionally, because River Place has been declared in default of its obligations under the guarantor agreement, the Authority could elect to declare River Place to be in default under the loan agreements pursuant to certain provisions contained therein, but have elected not to do so as a result of GRS making the required debt service payments. Accordingly, it is uncertain whether River Place will be able to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both December 31, 2006 and 2005. The net loss after minority interest for River Place amounted to approximately $3,248,000 and $2,779,000 for the nine months ended December 31, 2006 and 2005, respectively.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matured on September 1, 2006. The principal balance of the note at September 30, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2007. Longfellow intends to extend or renegotiate the note during 2007. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both December 31, 2006 and 2005. The net loss after minority interest for Longfellow amounted to approximately $237,000 and $234,000 for the nine months ended December 31, 2006 and 2005, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows has incurred a partner's deficit of $8,355,496 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both December 31, 2006 and 2005. The net loss after minority interest amounted to approximately $320,000 and $408,000 for the nine months ended December 31, 2006 and 2005, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At September 30, 2006, San Justo had a partners' deficit of $2,117,724 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority which raise substantial doubt about San Justo's ability to continue as a going concern. The management of San Justo has recommended that it liquidate its assets in an orderly manner in order to comply with its obligations. The Partnership's investments in San Justo have been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both December 31, 2006 and 2005. The net loss after minority interest for San Justo was approximately $214,000 and $181,000 for the nine months ended December 31, 2006 and 2005, respectively.

b)  Subsidiary Partnership - Other

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At September 30, 2006, Jefferson's current liabilities exceeded its current assets by approximately $257,000. Although this condition could raise substantial doubt about Jefferson's ability to continue as a going concern, such doubt is alleviated by the fact that $105,000 of current liabilities at September 30, 2006, are to related parties which do not intend to pursue payment beyond Jefferson's ability to pay. Accordingly, management believes that

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Jefferson has the ability to continue as a going concern for at least one year from June 30, 2006. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both December 31, 2006 and 2005. The net loss after minority interest for Jefferson amounted to approximately $171,000 and $131,000 for the nine months ended December 31, 2006 and 2005, respectively.

Manhattan A
-----------
The financial statements of Manhattan A have been prepared on the basis that it is to continue as a going concern. The General Partners have funded cash flow shortfalls thusfar. The Partnership's investment in Manhattan A was $0 at December 31, 2006 and the minority interest for Manhattan A was $0 at both December 31, 2006 and 2005. The net loss after minority interest for Manhattan A amounted to approximately $46,000 and $86,000 for the nine months ended December 31, 2006 and 2005, respectively. On October 25, 2006, the property and the related assets and liabilities of Manhattan A were sold for a purchase price of $7,250,000 (see Note 3).

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in September 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether the property will be rebuilt or not. The property is close to the end of its Compliance Period (as defined herein) and has third-party debt. The Partnership anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, the Partnership does not expect that there will be financial exposure related to the Partnership. The Partnership's investment in the Local Partnership at December 31, 2006 is approximately $51,000 and the property and equipment net of accumulated depreciation is approximately $3,021,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal III
----------------
On October 24, 2005, Cutler Canal suffered damage caused by Hurricane Wilma. Cutler Canal has recovered 100% of the insurance proceeds in the amount of $155,307. Cutler Canal executed a contract to repair the roof in the amount of $321,756 and has made repairs of $321,756 as of December 31, 2006. A net gain of $96,307 was recognized in 2006, which is the excess of net proceeds of $155,307 less the cost basis of the damaged property of $59,000. On January 30, 2006, Cutler Canal entered into an agreement to sell its property and related assets and liabilities for a purchase price of $11,600,000 (see Note 4).

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $865,651 of insurance proceeds and has made repairs of $668,094 as of December 31, 2006. Driftwood has established a deferred charges account in the amount of $197,557 which represents the unspent insurance proceeds to be used on additional repairs. On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interests in Driftwood (see Note 4).

Leases
------

Two of the subsidiary partnerships are leasing the land on which the properties are located, for terms ranging from 50 to 99 years. The leases on these properties are noncancelable. At December 31, 2006 those subsidiary partnerships were committed to minimum future annual rentals on the leases aggregating approximately $66,000 for each of the next five years, and $2,464,000 total thereafter.

L.I.H. Chestnut Associates, L.P. ("Chestnut") has entered into an agreement ("Master Lease") with an affiliate that expires in 2012, wherein Chestnut is guaranteed annual rental revenue. The future minimum rentals to be received under the Master Lease as of December 31, 2006 were $859,601.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of December 31, 2006 no more than 15% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. As of December 31, 2006, the Partnership is invested in fifteen Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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


Note 7 - Subsequent Events

On January 26, 2007, the property and the related assets and liabilities of CV Bronx were sold to an unaffiliated third party purchaser for a sales price of $4,770,000. The Partnership received $3,127,514 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interests totaling approximately $842,000. The Partnership will receive an additional $800,000 in guaranteed deferred payments within the next three years. The sale resulted in a loss of approximately $170,000 resulting from the write-off of the basis in the property, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The sale resulted in the liquidation of CV Bronx.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $2,500,000. The sale resulted in a gain of approximately $562,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Partnership of approximately $2,591,000 as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner, which will be recognized on the Partnership's Quarterly Report on Form 10-Q of the quarter ending June 30, 2007. The sale resulted in the liquidation of 1850 Second Avenue.

During  February  2007,  the  General  Partner   authorized  a  distribution  of
approximately $53.00 per limited partnership unit, to be paid during the quarter ending March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $58,000 of the purchase price remains to be paid (all of which is being held in escrow). As of December 31, 2006, the Partnership sold its limited partnership interest in fourteen Local Partnerships, the property and the related assets and liabilities of eight Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, the Partnership has entered into agreements for the sale of five Local Partnerships and the affiliate of a Local General Partner has the option to buy the remaining limited partnership interest in one Local Partnership (see Item 1, Note 4). Subsequently, the property and related assets and liabilities of two Local Partnerships were sold (see Item 1, Note 7).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the nine months ended December 31, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $148,000 and $26,000, respectively. In addition, during the nine months ended December 31, 2006 and 2005, distributions from the sales of properties and their related assets and liabilities amounted to approximately $8,731,000 (net of approximately $81,000 of distribution adjustments) and $950,000. Additionally, during the nine months ended December 31, 2006 and 2005, the Partnership received approximately $1,800,000 and $660,000 of proceeds from the sale of limited partnership interests. Subsequently, during February 2007, the General Partner authorized a distribution of approximately $53.00 per limited partnership unit, to be paid during the quarter ending March 31, 2007 (see Item 1, Note 7).

During the nine months ended December 31, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $4,078,000. This increase was attributable to cash provided by operating activities of approximately ($541,000) and net proceeds from sale of properties of approximately ($11,408,000) which exceeded acquisitions of property and equipment of approximately ($589,000), principal payments of mortgage notes payable of approximately ($7,027,000), an increase in cash held in escrow relating to investing activities of approximately ($74,000) and a decrease in the capitalization of consolidated subsidiaries attributable to minority interest of approximately ($180,000). Included in the adjustments to reconcile the net income to net cash provided by operating activities are depreciation and amortization of approximately $4,880,000, an increase in due to debt guarantor of approximately $3,349,000, gain on sale of properties of approximately $3,213,000 and a loss on impairment of fixed assets of $2,500,000.

The Partnership has a working capital reserve of approximately $9,992,000 at December 31, 2006.

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative-related parties and provision for impairment of fixed assets, totaled $3,208,217 and $2,990,161 and $9,051,752 and $8,741,052, respectively.

Accounts payable and other liabilities as of December 31, 2006 and March 31, 2006 was $5,320,064 and $6,939,856, respectively which includes $18,000 and
$1,725,000 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of December 31, 2006 and March 31, 2006, totaled $3,130,666 and $575,738, respectively.

Accrued interest payable as of December 31, 2006 and March 31, 2006 was $18,667,895 and $17,923,357, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of December 31, 2006 and March 31, 2006, totaled $560,238 and $767,135, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $11,565,000 and $11,822,000 were accrued and unpaid at December 31, 2006 and March 31, 2006, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the quarter ended December 31, 2006, Partnership has recorded $2,500,000 as a loss on impairment of assets. Through December 31, 2006, the Partnership has recorded approximately $26,437,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of December 31, 2006 are: 1850 Second Avenue, Cutler Canal III, CV Bronx, Driftwood, Michigan Rural and Schopfer (see
Item 1, Note 4).

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

Results of Operations
---------------------

Results of operations for the three and nine months ended December 31, 2006 and 2005 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note
5).

Rental income decreased approximately 2% and 3% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in rental income at one Local Partnership affected by Hurricane Katrina (see Item 1, Note 6) partially offset by an increase in rental rates at other Local Partnerships.

Other income increased approximately $109,000 and $264,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an insurance reimbursement received due to hurricane damages at one Local Partnership, an increase in damage reimbursement at a second Local Partnership and an increase in interest income earned on higher cash and cash equivalent balances resulting from the sale of properties at the Partnership level.

Total expenses, excluding general administrative-related parties and repairs, remained fairly consistent with increases of 2% and 1% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005.

General and administrative-related parties decreased approximately $90,000 and $417,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in Partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level and a decrease in incentive management fees at one Local Partnership.

Repairs and maintenance increased approximately $108,000 and $105,000 for the three and nine months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to an increase in exterior repair and building alteration expenses at one Local Partnership and an increase in repair contract at a second Local Partnership.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2006.

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


Date: February 14, 2007
      -----------------

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


Date: February 14, 2007
      -----------------

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


Date: February 14, 2007
      -----------------

                                        By:  /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes,
                                             Director, President,
                                             Chief Executive Officer
                                             and Chief Financial Officer


Date: February 14, 2007
      -----------------

                                        By:  /s/ Glenn F. Hopps
                                             ------------------
                                             Glenn F. Hopps,
                                             Treasurer
                                             (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's boards of directors (or persons performing equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date: February 14, 2007
               -----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     February 14, 2007