Form 10-K
period 2007-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2007-06-29
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006 was $(101,548,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1.           Business

General
------

Liberty Tax Credit Plus III L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner", and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

On May 2, 1989, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests").

As of March 30, 1990 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $139,101,500 of gross proceeds of the Offering from 9,082 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance. The Partnership's investment in each Local Partnership represents from 26.46% to 98% of the partnership interests in the Local Partnership. The Partnership does not anticipate making any additional investments. As of March 31, 2007, the Partnership has disposed of twenty-seven of its 62 original Properties. See Item 2, Properties, below.

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

Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize  Tax  Credits  during  the  Credit  Period  provided  that  the  Local
Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period (the "Compliance Period"). Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (1) the Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer's interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Tax Credits were attached to a Local Partnership for the Credit Period thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Credit Period commenced. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). During the year ended March 31, 2007, the Partnership recorded approximately $5,235,000 as a loss on impairment of assets or reduction to estimated fair value. Through March 31, 2007, the Partnership recorded approximately $29,172,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

The Partnership has fulfilled its primary objective of generating Tax Credits, all of which expired as of December 31, 2006. The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

Cash distributions received from the Local Partnerships from operations have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships from operations will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds. The Partnership does not anticipate being able to make distributions to return to BACs holders their original capital contributions. Furthermore, at this time, there can be no assurance that the Partnership will achieve this investment objective. During and through the fiscal year ended March 31, 2007, distributions from sales proceeds were made to the BACs holders of approximately $6,957,000 and to the General Partners of approximately $70,000.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 17% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the year ended March 31, 2007, the Partnership sold its limited partnership interest in two Local Partnerships, the property and the related assets and liabilities of six Local Partnerships and one of the properties owned by a Local Partnership. Through March 31, 2007, the Partnership has sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of ten Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of March 31, 2007, the Partnership has entered into agreements for the sale of five Local Partnerships (see Note 11, Item 8). Subsequently, the property and the related assets and liabilities of one Local Partnership were sold, and the Partnership entered into a contract to sell the limited partnership interests of another Local
Partnership (see Note 16, Item 8). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On March 21, 2007, the Partnership sold its limited partnership interest in Puerto Rico Historic Zone, Limited Dividend Partnership ("San Justo") to the Local General Partner for a sales price of $874,000. The Partnership received proceeds of $874,000 from this sale The sale resulted in a gain of approximately $4,232,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,358,000 at the date of the sale and the $874,000 cash received from the sale, which will be recognized during the Partnership's quarter ending June 30, 2007.

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. ("Cutler Canal") were sold to an affiliate of the General Partner for a sales price of $11,600,000. The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs and distributions to minority interests of approximately $4,594,000. The sale resulted in a gain of approximately $8,463,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized during the Partnership's quarter ending June 30, 2007.

On February 28, 2007, the Partnership sold its remaining limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") to an affiliate of the Local General Partner. The Partnership received $10 from this sale. The sale resulted in a gain of approximately $366,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale, which will be recognized during the Partnership's quarter ended June 30, 2007. The sale resulted in the liquidation of Michigan Rural. On May 26, 2005, the Partnership had sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sale price of $100,000. The Partnership received proceeds of $100,000 from this sale, which resulted in a gain of $100,000.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue Associates, L.P. ("1850 Second Avenue") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used for the payment of closing costs. During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $3,126,707. The sale will result in a gain of approximately $419,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized during the Partnership's quarter ending June 30, 2007. The sale will also result in a non-cash contribution to the Partnership of approximately $3,300,000 from the General Partner as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner, which will be recognized during the Partnership's quarter ending June 30, 2007.

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens ("CV Bronx") were sold to an unaffiliated third party purchaser for a sales price of $4,770,000. The Partnership received $3,133,090 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $837,000. The Partnership will receive an additional $800,000 in guaranteed deferred payments within the next three years. The sale resulted in a gain of $87,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized during the Partnership's quarter ending June 30, 2007.

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates ("Manhattan A") were sold to an unaffiliated third party purchaser for a sales price of $7,250,000. The Partnership received $3,950,202 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,300,000. The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $345,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $3,380,000. The sale resulted in the liquidation of Manhattan A.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership ("Broadhurst") were sold to an unaffiliated third party purchaser for a sales price of $5,300,000. The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000. The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately ($142,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $2,029,000. The sale resulted in the liquidation of Broadhurst.

On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $1,900,000. The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000. The sale resulted in a gain of approximately $787,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately $(103,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $684,000. The sale resulted in the liquidation of Weidler.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445. The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000. The sale resulted in a gain of approximately $313,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $134,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $447,000.

On March 28, 2006, the Local General Partner of Stop 22 Limited Partnership ("Stop 22") purchased the Partnership's remaining interest in Stop 22 for a sales price of $1,800,000. The Partnership received proceeds of $1,800,000 from this sale. The sale resulted in a gain of approximately $5,379,000 resulting from the write-off of the deficit basis in the property at the date of the sale of approximately $3,579,000 and $1,800,000 cash received from the sale.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000. The sale resulted in a gain of approximately $231,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $33,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $264,000. The sale resulted in the liquidation of Affordable Flatbush.

On March 1, 2006, Site H Development Co. ("Site H") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,200,000. The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000. The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of $(42,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of $512,000. The sale resulted in the liquidation of Site H.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership ("Las Camelias") to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale resulted in a gain of approximately $2,828,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On December 14, 2005, Michigan Rural sold the property and the related assets and liabilities of Prairie Glen Apartments ("Prairie Glen") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of approximately $1,617,000. The Partnership received $185,961 as a distribution from this sale after the assumption of mortgages and distribution to minority interest of approximately $1,431,000. The sale resulted in a gain of approximately $822,000 resulting from the write-off of the deficit basis in the property at the time of the sale and the $185,961 cash received from the sale.

On December 14, 2005, the Partnership's limited partnership interest in RBM Associates/Spring Garden ("Spring Garden") was sold to an unaffiliated third party purchaser for a sales price of $100. The sale resulted in a gain of approximately $36,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On September 20, 2005, the Partnership's limited partnership interest in Franklin Elderly Housing Associates ("Franklin") was sold to the Local General Partner for a sales price of $210,000. The Partnership received proceeds of $209,990 from this sale. The sale resulted in a gain of approximately $531,000 resulting from the write-off of the deficit basis in the property at the date of sale of approximately $321,000 and the $209,990 cash received from the sale. An additional loss of $(23,000) was recorded during the quarter ended March 31, 2006, resulting in an overall gain of $508,000.

On September 20, 2005, the Partnership's limited partnership interest in Philipsburg Elderly Housing Associates ("Philipsburg") was sold to the Local General Partner for a sales price of $20,000. The Partnership received proceeds of $19,990 from this sale. The sale resulted in a loss of approximately $67,000 resulting from the write-off of the basis in the property at the date of sale of approximately $87,000 and the $19,990 cash received from the sale. An additional loss of $(23,000) was recorded during the quarter ended March 31, 2006, resulting in an overall loss of $90,000.

On September 20, 2005, the Partnership's limited partnership interest in Wade D. Mertz Elderly Housing Associates ("Wade") was sold to the Local General Partner for a sales price of $70,000. The Partnership received proceeds of $69,990 from this sale. The sale resulted in a gain of approximately $71,000 resulting from the write-off of the deficit basis in the property at the date of sale of approximately $1,000 and the $69,990 cash received from the sale. An adjustment to the gain of approximately $(24,000) was recorded during the quarter ended March 31, 2006, resulting in an overall gain of $47,000.

On July 5, 2005, the Partnership's limited partnership interest in Glenbrook Associates ("Glenbrook") was sold to the Local General Partner for a sales price of $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits, which was recorded as deferred revenue. The sale resulted in a gain of approximately $152,000 which was recorded during the quarter ended December 31, 2005 resulting from the write-off of the deficit basis in the property at the date of sale of approximately $52,000 and the $59,990 cash received from the sale and the $40,000 note receivable recorded as deferred revenue. An additional loss of approximately ($95,000) was recorded during the quarter ended March 31, 2006, resulting in an overall gain of approximately $57,000.

On June 30, 2005, the Partnership's limited partnership interest in Barclay Village II, Ltd. ("Barclay") was sold to the Local General Partner for a sales price of $175,000. The Partnership received proceeds of $174,990 from this sale. The sale resulted in a gain of approximately $548,000 resulting from the write-off of the deficit basis in the property of approximately $373,000 and the $174,990 cash received from the sale.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000. The Partnership received proceeds of $100,000 from this sale. The sale resulted in a gain of approximately $100,000 resulting from the cash received of $100,000. The affiliate of the Local General Partner had the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. On February 28, 2007, the Local General Partner exercised this option and purchased the remaining limited partnership interest (see discussion above).

On May 6, 2005,West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party for the assumption of the mortgage. The transfer resulted in a gain of approximately $3,453,000 resulting from the write-off of the deficit basis in the property at the date of the transfer which was recorded during the quarter ended September 30, 2005. An adjustment to the gain of approximately $129,000 was recorded during the quarter ended March 31, 2006 resulting in overall gain of approximately $3,583,000.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, LTD ("Lancashire") to an affiliate of the Local General Partner for a redemption price of $800,000. The Partnership received proceeds of $764,456 from this sale after closing costs of approximately $36,000. During the year ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The sale resulted in a gain of approximately $186,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On April 29, 2005, the property and the related assets and liabilities of Brandywine Court Associates, L.P. ("Brandywine") were sold to an unaffiliated third party purchaser for a sales price of $1,380,000. After the repayment of mortgages and other liabilities, the Partnership received no distribution from this sale. The sale resulted in a gain of approximately $1,354,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended September 30, 2005. An adjustment to the gain of approximately $5,000 was recorded during the quarter ended March 31, 2006 resulting in overall gain of approximately $1,359,000. The sale resulted in the liquidation of Brandywine.

On July 15, 2004, the Partnership sold its limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

Assets Held for Sale
--------------------

On March 15, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in The Hamlet, Ltd. ("Hamlet") to an affiliate of the Local General Partner for a sales price of $4,397,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in September 2007. No assurance can be given that the sale will actually occur. Hamlet is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Hamlet had property and equipment, at cost, of approximately $14,737,000, accumulated depreciation of approximately $7,414,000 and mortgage debt of approximately $8,168,000.

On March 9, 2007, West 132nd Development Partnership ("Manhattan J") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000 less the unpaid principal balance of the mortgage. Manhattan J is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Manhattan J had property and equipment, at cost, of approximately $2,608,000, accumulated depreciation of approximately $1,055,000 and mortgage debt of approximately $1,280,000. Subsequently, on May 30, 2007, the property and the related assets and liabilities of Manhattan J were sold (see Item 8, Note 16).

On February 1, 2007, Williamsburg Residential II, L.P. ("Williamsburg II") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price $1,799,654. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in December of 2007. Williamsburg II is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Williamsburg II had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $828,000 and mortgage debt of approximately $1,386,000.

On August 24, 2006, Conifer James Street Associates ("Schopfer") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the mortgage. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to take place in the quarter ending September 30, 2007. No assurance can be given that the sale will actually occur. Schopfer is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Schopfer had property and equipment, at cost, of approximately $4,584,000, accumulated depreciation of approximately $2,587,000 and mortgage debt of approximately $1,783,000.

On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") to an affiliate of the Local General Partner for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending September 30, 2007. No assurance can be given that the sale will actually occur. Driftwood is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,501,000 and mortgage debt of approximately $6,441,000.

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

Item 1A. Risk Factors

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 17% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of March 31, 2007 the Partnership held a 98% limited partnership interest in 34 Local Partnerships and a 26.46% limited partnership interest in an additional Local Partnership (the other 71.54% limited partnership interest is held by an affiliate of the Partnership with the same management). During the year ended March 31, 2007, the Partnership sold its limited partnership interest in two Local Partnerships, the property and the related assets and liabilities of six Local Partnerships and one of the properties owned by a Local Partnership. Through March 31, 2007, the Partnership has sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of ten Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------


                                                                            % of Units Occupied at May 1,
                  Name and Location                                   -----------------------------------------
                  (Number of Units)                   Date Acquired     2007    2006     2005    2004     2003
---------------------------------------------------  ---------------  ------- -------  -------  ------  -------
C.V. Bronx Associates, L.P./ Gerard Gardens
   Bronx, NY  (121)                                  June 1989           (i)      97       98      98      100
Michigan Rural Housing Limited Partnership
   Michigan  (192)(a)                                September 1989      (j)      96       97      97       95
Jefferson Limited Partnership
   Shreveport, LA  (69)                              December 1989        81      78       94      96      100
Inter-Tribal Indian Village Housing Development
Associates, L.P
   Providence, RI  (36)                              October 1989         97      97       97      94      100
RBM Associates/Spring Garden
   Philadelphia, PA  (8)                             December 1989       (f)     (f)      100     100      100
Glenbrook Associates
   Atglen, PA  (35)                                  November 1989       (f)     (f)      100     100       94
Affordable Flatbush Associates
   Brooklyn, NY  (30)                                December 1989       (e)     (e)      100      97       97
Barclay Village II, LTD.
   Chambersburg, PA  (87)                            November 1989       (f)     (f)      100      98       95
1850 Second Avenue Associates, L.P.
   New York, NY  (48)                                October 1989        (i)      98       98      94       98
R.P.P. Limited Dividend Housing/ River Place
   Detroit, MI  (301)                                November 1989        94      90       93      90       91
Williamsburg Residential II, L.P.
   Wichita, KS  (50)                                 November 1989        95      91       91      52       84
West 104th Street Associates L.P.
   New York, NY  (56)                                December 1989        96      98      100     100      100
Meredith Apartments, LTD.
   Salt Lake City, UT  (22)                          August 1989         (d)     (d)      (d)     100       77
Ritz Apartments, LTD.
   Salt Lake City, UT  (30)                          August 1989         (d)     (d)      (d)      90       79
Ashby Apartments, LTD.
   Salt Lake City, UT  (27)                          August 1989         (d)     (d)      (d)     100       93
South Toledo Associates, LTD.
   Toledo, OH  (18)                                  January 1990        100      94      100     100      100
Dunlap School Venture
   Philadelphia, PA  (35)                            January 1990         94      97       97      91      100
Philipsburg Elderly Housing Associates
   Philipsburg, PA  (103)                            February 1990       (f)     (f)      100      99      100
Franklin Elderly Housing Associates
   Franklin, PA  (89)                                February 1990       (f)     (f)      100     100       99
Wade D. Mertz Elderly Housing Associates
   Sharpsville, PA  (103)                            February 1990       (f)     (f)      100     100      100
Lancashire Towers Associates Limited Partnership
   Cleveland, OH  (240)                              February 1990       (f)     (f)       91      91       91
Northwood Associates Limited Partnership
   Toledo, OH  (176)                                 February 1990       (b)     (b)      (b)     (b)      (b)
Brewery Renaissance Associates
   Middletown, NY  (53)                              February 1990       100      97      100     100      100
Brandywine Court Associates, L.P.
   Jacksonville, FL  (52)                            November 1989       (e)     (e)       90      92      100
Art Apartments Associates
   Philadelphia, PA  (30)                            March 1990          100     100       97      93       93
The Village at Carriage Hills, LTD.
   Clinton, TN  (48)                                 March 1990           98     100      100     100      100
Mountainview Apartments, LTD.
   Newport, TN  (34)                                 March 1990          100     100      100      98      100
The Park Village, Limited
   Jackson, MS  (24)                                 March 1990           96     100       96      92       92
River Oaks Apartments, LTD.
   Oneonta, AL  (35)                                 March 1990          100     100       97      94       94
Forrest Ridge Apartments, LTD.
   Forrest City, AR  (25)                            March 1990           96      96       96      96       88
The Hearthside Limited Dividend Housing Association
   Limited Partnership
   Portage, MI  (101)                                March 1990          100     100      100      99       99

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                                                % of Units Occupied at May 1,
                  Name and Location                                       -----------------------------------------
                  (Number of Units)                       Date Acquired     2007    2006     2005    2004     2003
------------------------------------------------------   ---------------  ------- -------  -------  ------  -------
Redemptorist Limited Partnership
   New Orleans, LA  (126)                                March 1990          (h)     (h)       98      94       82
Manhattan A Associates
   New York,  NY  (99)                                   April 1990          (i)     100      100     100       99
Broadhurst Willows, L.P.
   New York, NY  (129)                                   April 1990          (i)      95       99      98       98
Weidler Associates Limited Partnership
   Portland, OR  (52)                                    May 1990            (i)      88       94      83       94
Gentle Pines-West Columbia Associates, L.P.
   Columbia, SC  (150)                                   June 1990           (g)     (g)       67      74       97
Lake Forest Estates II, LTD.
   Livingston, AL  (32)                                  June 1990            97     100      100      88      100
Las Camelias Limited Partnership
   Rio Piedras, PR  (166)                                June 1990           (f)     (f)       95      97       94
WPL Associates XXIII
   Portland, OR  (48)                                    July 1990           (d)     (d)      (d)      92       96
Broadway Townhouses L.P.
   Camden, NJ  (175)                                     July 1990           100     100      100     100      100
Puerto Rico Historic Zone Limited Dividend Partnership
   San Juan, PR  (67)                                    August 1990         (j)     100       96      99       99
Citrus Meadows Apartments, LTD.
   Bradenton, FL  (200)                                  July 1990            86      96       86      77       86
Sartain School Venture
   Philadelphia, PA  (35)                                August 1990          74      83       97      94      100
Driftwood Terrace Associates, LTD.
   Ft. Lauderdale, FL  (176)                             September 1990       99     100       99      97       97
Holly Hill, LTD.
   Greenville, TN  (46)                                  October 1990         98      96       96      96       91
Mayfair Apartments LTD.
   Morristown, TN  (48)                                  October 1990         92      98       98      96       98
Foxcroft Apartments LTD.
   Troy, AL  (48)                                        October 1990         94      97       92      94       96
Canterbury Apartments, LTD.
   Indianola, MS  (48)                                   October 1990        100     100      100     100       96
Cutler Canal III Associates, LTD.
   Miami, FL  (262)                                      October 1990        (j)      98       97      96       98
Jefferson Place L.P.
   Olathe, KS  (352)                                     October 1990        (c)     (c)      (c)     (c)       89
Callaway Village, LTD.
   Clinton, TN  (46)                                     November 1990        96      98      100      89       96
Commerce Square Apartments Associates L.P.
   Smyrna, DE  (80)                                      December 1990        94      98       95      99       96
West 132nd Development Partnership
   New York, NY  (40)                                    December 1990       100     100      100     100      100
Site H Development Co.
   Brooklyn, NY  (11)                                    December 1990       (e)     (e)      100     100      100
L.I.H. Chestnut Associates, L.P.
   Philadelphia, PA  (78)                                December 1990        94      86       99      90       87
Diamond Phase II Venture
   Philadelphia, PA  (32)                                December 1990        78      88       94      84       97
Bookbindery Associates
   Philadelphia, PA  (41)                                December 1990        83      98       98      90       90
The Hamlet, LTD.
   Boynton Beach, FL  (240)                              December 1990        94      98       97      99       92
Stop 22 Limited Partnership
   Santurce, PR  (153)                                   December 1990       (f)     (f)       97      97       97
Knob Hill Apartments, LTD.
   Greenville, TN  (48)                                  December 1990       100     100      100     100      100
Conifer James Street Associates
   Syracuse, NY  (73)                                    December 1990        99      97       88      94       90
Longfellow Heights Apartments, L.P.
   Kansas City, MO  (104)                                March 1991           80      86       90      96      100

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

(i) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).

(j) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).


The General Partners have generally required, in connection with the Partnership's investments in the Local Partnerships, that the Local General Partners undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization ("Guarantee Period"). In each case, the operating deficits have been funded by operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the operating deficit guarantee agreements aggregated approximately $18,700,000, of which all have expired as of March 31, 2007. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees were secured by letters of credit and/or cash escrow deposits.

The Tax Credits were available for a ten-year period which commenced when the Property is occupied by qualified tenants. However, the annual Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants that were required to be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Tax Credit not available in the first year was available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Tax Credits only beginning in the month following the month in which the Partnership acquired its interest. In addition, Tax Credits allocated in any prior period were not able to be claimed by the Partnership. The Partnership also acquired Local Partnership interests in which some of the Local Partnerships owning historic complexes qualified for the Historic Tax Credit. The amount of the Historic Tax Credit is generally 20% of qualified rehabilitation expenditures and is available in its entirety in the year the rehabilitated building is placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure is made. As of March 31, 2007, the Credit Periods for all the Properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

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

As of May 25, 2007, the Partnership has approximately 8,932 registered holders of an aggregate of 139,101.5 BACs.

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

Pursuant to the terms of the Partnership Agreement there are no material restrictions that restrict the ability of the Partnership to make distributions. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. During and through the fiscal year ended March 31, 2007, distributions from sales proceeds were made to the BACs holders of approximately $6,957,000 and to the General Partners of approximately $70,000. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

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

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2006. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

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

o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                 Years Ended March 31,
                                    -------------------------------------------------------------------------------
           OPERATIONS                    2007         2006*/**        2005*/**         2004*/**         2003*/**
--------------------------------    -------------   -------------   -------------    -------------    -------------
Revenues                            $  14,174,616   $  14,078,557   $  14,143,931    $  13,827,545    $  13,716,012
Operating expenses                    (27,124,386)    (24,120,333)    (23,738,390)     (23,367,211)     (23,834,112)
                                    -------------   -------------   -------------    -------------    -------------
Loss from operations before           (12,949,770)    (10,041,776)     (9,594,459)      (9,539,666)     (10,118,100)
 minority interest
Minority interest in loss of
 subsidiary partnerships from
 operations                               354,847         305,698         386,614          243,846          286,899
Income (loss) from discontinued
 operations including gain (loss)
 on sale and minority interest          8,137,116       3,082,767      (3,671,559)       9,333,425       (7,727,173)
                                    -------------   -------------   -------------    -------------    -------------

Net loss                            $  (4,457,807)  $  (6,653,311)  $ (12,879,404)   $      37,605    $ (17,558,374)
                                    =============   =============   =============    =============    =============

Net loss - limited partners         $  (4,413,229)  $  (6,586,778)  $ (12,750,610)   $      37,229    $ (17,382,790)
                                    =============   =============   =============    =============    =============

Loss from operations per BAC        $      (89.64)  $      (69.29)  $      (65.53)   $      (66.16)   $      (69.97)

Income (loss) from discontinued
 operations per BAC                         57.91           21.94          (26.13)           66.43           (55.00)
                                    -------------   -------------   -------------    -------------    -------------

Net loss per BAC                    $      (31.73)  $      (47.35)  $      (91.66)   $        0.27    $     (124.97)
                                    =============   =============   =============    =============    =============

                                                                      March 31,
                                    -------------------------------------------------------------------------------
       FINANCIAL POSITION                2007           2006**          2005**           2004**           2003**
--------------------------------    -------------   -------------   -------------    -------------    -------------
Total assets                        $ 117,542,156   $ 143,945,260   $ 173,313,829    $ 186,296,356    $ 200,113,780
                                    =============   =============   =============    =============    =============

Total liabilities                   $ 228,172,332   $ 246,116,084   $ 270,323,097    $ 270,430,947    $ 283,597,881
                                    =============   =============   =============    =============    =============

Minority interest                   $    (420,360)  $     (24,345)  $  (1,476,100)   $  (1,481,127)   $    (867,942)
                                    =============   =============   =============    =============    =============

Total partners' deficit             $(110,209,816)  $(102,146,479)   $ (95,533,168)   $ (82,653,764)   $ (82,616,159)
                                    =============   =============   =============    =============    =============

*    Reclassified for comparative purposes.
**   As restated (see Note 15 in Item 8).

During the years ended March 31, 2007 and 2005, total assets and liabilities decreased primarily due to impairment of property and a decrease in property and equipment and mortgage notes payable resulting from the sale of the Local Partnerships. During the years ended March 31, 2006 and 2004, total assets and liabilities decreased primarily due to a decrease in property and equipment and mortgage notes payable resulting from the sale of Local Partnerships. During the year ended March 31, 2003, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment, and total liabilities increased primarily due to the accrual of principal and interest payments at one of the Local Partnerships along with the increase in obligations at the remaining Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through March 31, 2007, the Partnership had originally invested approximately $109,000,000 (not including acquisition fees) of the net proceeds of its Offering in 62 Local Partnerships, of which approximately $58,000 remains to be paid (all of which is held in escrow). During the year ended March 31, 2007, the Partnership sold its limited partnership interest in two Local Partnerships, the property and the related assets and liabilities of six Local Partnerships and one of the properties owned by a Local Partnership. Through the year ended March 31, 2007, the Partnership has sold the property and the related assets and liabilities of ten Local Partnerships, its limited partnership interest in sixteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities at one Local Partnership (see Note 10 in Item 8). In addition, as of March 31, 2007, the Partnership has entered into contracts to sell five additional Local Partnerships (see Note 11 in Item 8). Subsequently, the property and the related assets and liabilities of one Local Partnership was sold, and the Partnership entered into a contract to sell its limited partnership in another Local Partnership (see Note 16, Item 8).

Short-Term
----------

During the year ended March 31, 2007, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local
Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2007, 2006 and 2005, the amounts received from operations of the Local Partnerships were approximately $204,000, $902,000 and $399,000, respectively. Additionally, during the years ended March 31, 2007, 2006 and 2005, the Partnership received approximately $15,780,000, $1,623,000 and $0 of distributions from the sale of properties and approximately $1,800,000, $835,000 and $841,000 in proceeds from the sale of Local Partnerships' limited partnership interest. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2007, cash and cash equivalents of the Partnership increased approximately $787,000. This increase was attributable to net proceeds from sale of properties ($20,068,000), proceeds from mortgage notes ($1,507,000) and an increase in advances from debt guarantor ($1,969,000), which exceeded cash used in operating activities ($2,612,000), a net decrease in due to Local General Partners and affiliates relating to financing and investing activities ($955,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($303,000), net repayments on mortgage notes ($10,468,000), an increase in deferred costs ($6,000), acquisition of property and equipment ($1,201,000), an increase in cash held in escrow relating to investing activities ($186,000) and distributions paid to BACs holders ($7,027,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($6,936,000), gain on sale of properties ($12,675,000), loss on impairment of fixed assets ($5,235,000) and an increase in due to debt guarantor in the amount of ($3,561,000).

Total expenses for the years ended March 31, 2007, 2006, and 2005, excluding depreciation and amortization, interest, general and administrative-related parties and loss on impairment of fixed assets, totaled $10,180,378, $9,174,919 and $9,063,495, respectively.

Accounts payable as of March 31, 2007 and 2006 was $306,550 and $6,939,856, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2007 and 2006 was $16,747,001 and $16,993,251, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $10,351,000 at March 31, 2007.

Partnership management fees owed to the General Partners amounted to approximately $7,802,788 and $11,822,000 and were accrued and unpaid at March 31, 2007 and 2006. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $3,405,000, resulting in a non-cash General Partner contribution of the same amount. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

Critical Accounting Policies
----------------------------

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2007, the Partnership has recorded approximately $5,235,000 as a loss on impairment of assets or reduction to estimated fair value. Through March 31, 2007, the Partnership has recorded approximately $29,172,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are five assets classified as property and equipment-held for sale as of March 31, 2007 (see Note 11 in Item 8).

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                  Years Ended March 31,
                         ------------------------------------
                             2007        2006*        2005*
                         ----------   ----------   ----------
Interest                 $  480,683   $  130,281   $   66,051
Other                       614,578      505,002      732,258
                         ----------   ----------   ----------

   Total other revenue   $1,095,261   $  635,283   $  798,309
                         ==========   ==========   ==========

* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                  Years Ended March 31,
                         ------------------------------------
                             2007        2006*        2005*
                         ----------   ----------   ----------
Interest                 $   99,570   $   98,301   $  132,311
Other                       497,102      415,214      808,911
                         ----------   ----------   ----------

   Total other revenue   $  596,672   $  513,515   $  941,222
                         ==========   ==========   ==========

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments from operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                                           Less than       1 - 3         3 -5        More than
                                               Total         1 Year        Years         Years        5 Years
                                           ------------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)                 $ 85,828,031   $ 4,846,057   $ 5,070,976   $ 4,727,890   $71,183,108
Due to debt guarantor (b)                    63,943,133    63,943,133             0             0             0
Land lease obligations (c)                    2,500,000        50,000       100,000       100,000     2,250,000
Developer loans and accrued interest (d)      1,354,465     1,354,465             0             0             0
Land note payable (e)                           635,000       635,000             0             0             0
                                           ------------   -----------   -----------   -----------   -----------

Total                                      $154,260,629   $70,828,655   $ 5,170,976   $ 4,827,890   $73,433,108
                                           ============   ===========   ===========   ===========   ===========


(a) The mortgage notes from operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $422,000, including principal and interest at rates varying from 1% to 10.75% per annum, through the year 2046. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

(b) R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place") has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $63,943,133, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

(c) One Subsidiary Partnership is leasing the land on which the property is located on a noncancelable lease for a term of 50 years, expiring in 2033. At December 31, 2006, this Subsidiary Partnership was committed to minimum future annual rentals on the leases aggregating approximately $50,000 for each of the next five years, and $2,250,000 total thereafter.

(d)  See Note 8(C) (i) in Item 8. Financial Statements and Supplementary Data

(e)  See Note 8(C) (ii) in Item 8. Financial Statements and Supplementary Data

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                                          Less than       1 - 3         3 -5        More than
                                               Total        1 Year        Years         Years        5 Years
                                           -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)                 $32,569,200   $6,446,579    $  861,408    $ 8,077,633   $17,183,580
                                           ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes from discontinued operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $211,000, including principal and interest at rates varying from 1% to 11.5% per annum, through the year 2040. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2007, 2006 and 2005 ("Fiscal 2006", "Fiscal 2005" and "Fiscal 2004", respectively), excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note
13).

The majority of the Local Partnerships' income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The net loss from operations for the 2006 Fiscal Year totaled $4,457,807. The net loss for the 2005 and 2004 Fiscal Years, as restated, totaled $6,653,311 and $12,879,404, respectively.

The financial statement, set forth in Item 8, for the years ended March 31, 2007, 2006 and 2005 have been restated to correct an overstatement of interest due to an error in the computation of annual interest expense at one of the Local Partnerships (see Item 8, Note 15).

2006 vs. 2005
-------------

Rental income decreased approximately 3% for Fiscal 2006 as compared to Fiscal 2005, primarily due to a decrease in rents received at one Local Partnership due to its closing from damage caused by Hurricane Katrina, a decrease in occupancy at a second Local Partnership partially offset by increases in rental rates at the other Local Partnerships.

Other income increased approximately $460,000 for Fiscal 2006 as compared to Fiscal 2005, primarily due to an increase of interest income earned on increased cash balances from sales proceeds at the Partnership level and an increase in utility reimbursements at one Local Partnership.

Total expenses, excluding general and administrative, general and administrative-related parties, operating and other, and loss on impairment of fixed assets (see Item 8, Note 4), remained fairly consistent with an increase of approximately 1% for Fiscal 2006 as compared to Fiscal 2005.

General and administrative increased approximately $793,000 for the year ended March 31, 2007 as compared to 2006, primarily due to an increase in bad debt, promotional fees and professional fees at one Local Partnership and increases in audit and legal expenses relating to the sold properties at the Partnership level.

General and administrative-related parties decreased approximately $504,000 for the year ended March 31, 2007 as compared to 2006, primarily due to a decrease in property management fees at one Local Partnership due to its closing from damages caused by Hurricane Katrina, a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Operating and other expenses increased approximately $335,000 for the 2006 Fiscal Year compared to the 2005 Fiscal Year, primarily due to increases in gas and electric cost and usage at two Local Partnerships and increases in utility and fuel costs at several other Local Partnerships.

2005 vs. 2004
-------------

Rental income increased approximately 1% for Fiscal 2005 as compared to Fiscal 2004, primarily due to decreased vacancies at one Local Partnership and increased rental rates at the other Local Partnerships, offset by a decrease in rents received at one Local Partnership due to its closing from damage caused by Hurricane Katrina.

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

Total expenses remained fairly consistent with a decrease of approximately 2% for Fiscal 2005 as compared to Fiscal 2004.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnership - Going Concerns and Uncertainties

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $63,943,133, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

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

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2007 and 2006. The net loss after minority interest for River Place amounted to approximately $5,122,000, $4,056,000 and $3,526,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Subsequently, on May 30, 2007, River Place's 2000 Bonds were refunded in the amount of $21,280,000. Since the bonds have been refunded, the current mortgage held on the property by MSHDA and US Bank, the Bond Trustee on the former bonds, will be discharged. As of the date of River Place's audit report, this discharge has not occurred. New Bonds in the amount of $25,000,000 have been issued in the name of GRS River Place Corporation. This entity will be the fee holder of the apartments. The transfer of the property to the new ownership entity has not occurred as of the date of River Place's audit report.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matures September 1, 2007. The principal balance of the note at December 31, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2007. Longfellow intends to rehabilitate the property and to restructure its debt during 2007. Longfellow has Tax Credits approved, but is waiting on a bond allocation. This is expected to occur prior to September 1, 2007. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both March 31, 2007 and 2006. The net loss after minority interest for Longfellow amounted to approximately $364,034, $370,000 and $311,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $398,878 during the current period and has incurred a Partner's deficit of $7,522,047 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. Also, in the current year, Citrus Meadows' status as a tax credit project has expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents. Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants. Current occupancy rates are near 80%, and management has secured several new move-in tenants for the 2007 fiscal year. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2007 and 2006. The net loss after minority interest amounted to approximately $399,000, $528,000 and $777,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At December 31, 2006, San Justo had a partners' deficit of $2,339,601 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding liability for $1,000,000. The related promissory note, in support of the claim, issued by San Justo, was dated on September 30, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC), and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006. The promissory note due date was July 1, 1992. San Justo's management did not have knowledge of the existence of such debt until October 2006. The related debt for $1,000,000 is not presented as a liability in the accompanying balance sheet. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's minority interest balance in San Justo was approximately $0 and $124,000 at March 31, 2007 and 2006, respectively. The net loss after minority interest for San Justo was approximately $434,000, $313,000 and $234,,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's limited partnership interest in San Justo was sold on March 21, 2007 (see Item 8, Note 10).

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2006 and 2005, Jefferson's current liabilities exceeded its current assets by approximately $1,337,000 and $1,289,000, respectively and has sustained a net loss of $696,283 for the year ended December 31, 2005. The accompanying financial statements have been prepared assuming Jefferson will continue as a going concern. Jefferson has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management is taking measures to increase occupancy and reduce operating expenses. In addition, management is looking into alternatives regarding refinancing the existing debt. If profitable operations cannot be obtained, Jefferson will be financially dependent on its partners. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2007 and 2006. The net loss after minority interest for Jefferson amounted to approximately $696,000, $183,000 and$151,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Manhattan A
-----------
The financial statements of Manhattan A have been prepared assuming it will continue as a going concern. On October 25, 2006, Manhattan A sold the building and any cash left over after satisfying loans were distributed to the partners. The subsidiary partnership was terminated as of December 31, 2006 (see Item 8,
Note 10).

b) Subsidiary Partnership - Other

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether Redemptorist will be rebuilt or not. Redemptorist is close to the end of its Compliance Period and has third-party debt. Redemptorist anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, Redemptorist does not expect that there will be financial exposure related to Redemptorist. At March 31, 2007, Redemptorist's property and equipment, net of accumulated depreciation, is approximately $2,836,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal
------------
On October 24, 2005, Cutler Canal was damaged by Hurricane Wilma. The hurricane caused extensive damage which required roofing to be replaced on substantially all the buildings of Cutler Canal. In total, damages were $321,756. As of December 31, 2006, the claim was processed and repairs completed. Repairs consisted of removing existing roofing material and installing new roofing material. Cutler Canal experienced a net gain on the involuntary conversion of $96,307 (included in other revenues on the consolidated statements of discontinued operations), which is the excess of net proceeds of $155,307 less the cost of the damaged property of $32,800. On February 7, 2007, Cutler Canal sold its property and the related assets and liabilities for a sales price of $11,600,000 (see Note 10 in Item 8).

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $864,651 of insurance proceeds and has made repairs of $668,094 as of December 31, 2006. Driftwood has established a deferred charges account in the amount of $422,294 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim in the amount of $224,737. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time.

Other Subsidiary Partnerships
-----------------------------

One Subsidiary Partnership is leasing the land on which the property is located on a noncancelable lease for a term of 50 years, expiring in 2033. At December 31, 2006, this Subsidiary Partnership was committed to minimum future annual rentals on the leases aggregating approximately $50,000 for each of the next five years, and $2,250,000 total thereafter.

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

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

        Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm            20

        Consolidated Balance Sheets at March 31, 2007 and 2006            102

        Consolidated Statements of Operations for the Years Ended
          March 31, 2007, 2006 and 2005                                   103

        Consolidated Statements of Changes in Partners' Deficit
          for the Years Ended March 31, 2007, 2006 and 2005               104

        Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2007, 2006 and 2005                                   105

        Notes to Consolidated Financial Statements                        107

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the "Partnership") as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 39 (Fiscal 2006) and 32 (Fiscal 2005 and 2004) subsidiary partnerships whose losses aggregated ($7,329,145), ($3,269,498) and ($3,736,154) for the 2006, 2005 and 2004 Fiscal
Years, respectively, and whose assets constituted 80% and 46% of the Partnership's assets at March 31, 2007 and 2006, respectively, presented in the accompanying consolidated financial statements. The financial statements of 38 (Fiscal 2006), 32 (Fiscal 2005) and 32 (Fiscal 2004) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 2006) subsidiary partnership was unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated  financial  statements  include the
financial   statements  of  six  subsidiary   partnerships   with   significant
contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $(3,726,984) (Fiscal 2006), $(5,549,636) (Fiscal 2005) and $(5,111,773) (Fiscal 2004), and their assets aggregated $23,363,604 and $29,970,295 at March 31, 2007 and 2006, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 29, 2007

[Letterhead of LAYTON & RICHARDSON, P.C.]

INDEPENDENT AUDITOR'S REPORT

Partners of
Michigan Rural Housing Limited Partnership

We have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2006 and 2005 and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership (a Michigan Partnership), as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Layton & Richardson, P.C.
Certified Public Accountants
East Lansing, Michigan
January 31, 2007

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

/s/ Layton & Richardson, P.C.
Certified Public Accountants
East Lansing, Michigan
February 2, 2006

[REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferson Limited Partnership

We have audited the accompanying balance sheet of Jefferson Limited Partnership at December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Partnership's financial statements as of December 31, 2005, were audited by other auditors whose opinion dated January 31, 2006, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 15, the Partnership has suffered recurring losses and has a net capital deficiency, which raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements take as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 22, 2007

[Letterhead of DAMIANO & BURK CPAs, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2006, and the related Statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 13-19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2007, on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal controls and reports dated January 18, 2007, on its compliance with certain provisions of laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Damiano & Burk CPAs, P.C.
Lincoln, RI
January 18, 2007

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

[REZNICK GROUP, P.C. Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of December 31,
2006 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership at December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 30, 2007

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 19, 2007

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

Harrisonville, MO
February 2, 2006

[Letterhead of FELDMAN, HOLTZMAN & LUPO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2006 and December 31, 2005, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America for 2006 and in accordance with auditing standards generally accepted in the United States of America for 2005. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FELDMAN, HOLTZMAN & LUPO, LLC
Pompton Lakes, New Jersey
February 28, 2007

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

Salt Lake City, Utah
November 23, 2004

[Letterhead of DAUBY O'CONNOR & ZALESKI]

Independent Auditors' Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2006, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 6, 2007
Carmel, Indiana

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 7, 2005
Carmel, Indiana

[Letterhead of Reznick Group, PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Dunlap School Venture

We have audited the accompanying statement of financial position of Dunlap School Venture as of December 31, 2006, and the related statements of operations, changes in partner's equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Dunlap School Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

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

Cleveland, Ohio
January 13, 2005

[Letterhead of FASMAN, KLEIN & FELDSTEIN]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners,
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheets of Brewery Renaissance Associates, L.P. as of December 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
February 12, 2007

[Letterhead of J.H. Williams & Co., LLP, CPAs]

Independent Auditors' Report
----------------------------

To the Partners
Art Apartments (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Partners (a Limited Partnership) as of December 31, 2006 and 2005 and the related statements of statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Partnership's management and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments (a Limited
Partnership) at December 31, 2006 and 2005, and its results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP
February 17, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 7, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
The Hearthside Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership)
Portage, Michigan

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) (the "Partnership"), as of December 31, 2006 and 2005, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership, as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Schoonover Boyer & Associates
Columbus, Ohio
February 13, 2007

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


/s/ Schoonover Boyer & Associates
Columbus, Ohio
January 26, 2006

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 6, 2007, on our consideration of Redemptorist Limited Partnership's internal control, and reports dated March 6, 2007, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
March 6, 2007

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
March 28, 2006

[Letterhead of SATTY, LEVINE & CIACCO, CPAs, P.C.]

To the Partners
Manhattan A Associates
(A Limited Partnership)
New York, New York

We have audited the accompanying balance sheet of Manhattan A Associates (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan A Associates as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages nine through eleven is presented for purposes of additional analysis and is not a required part of the basic financial statements of Manhattan A Associates. Such information, except for the portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company sold the building on October 25, 2006 therefore the partnership was terminated as of the end of the year.

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 6, 2007

[Letterhead of Merina & Company, LLP]

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying statements of profit and loss, changes in partners' capital, and cash flows of Weidler Associates Limited Partnership, for the period ended May 31, 2006 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Weidler Associates Limited Partnership for the period ended May 31, 2006 (date of dissolution), changes in partners' capital and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Merina & Company
West Linn, Oregon
September 19, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake Forest Estates II, LTD.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, LTD., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, LTD., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Timothy L. Steers, CPA, LLC
Portland, Oregon
November 18, 2004

[Letterhead of Reznick Group, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor we were engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2006, and the results of its operations, changes in its partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2007, on our consideration of Broadway Townhouses L.P.'s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2007, on Broadway Townhouses L.P.'s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 25 through 38 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, PC
Bethesda, Maryland
February 27, 2007
Taxpayer Identification Number: 52-1088612
Lead Auditor: Nelson D. Gomez

[Letterhead of FPV & CO., PSC]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of PUERTO RICO HISTORIC ZONE LIMITED DIVIDEND PARTNERSHIP as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PUERTO RICO HISTORIC ZONE LIMITED DIVIDEND PARTNERSHIP as of December 31, 2006, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

A claim has been made  against the  Partnership  for the payment of a promissory note in the principal sum of $1,000,000, executed on September 30, 1991, by Mr. Juan Albors, as President of Housing Development Corp., General Partner of Puerto Rico Historic Zone Limited Dividend Partnership, before Notary Carol Cabanas Rios (Affidavit No. 577 of said Notary). The amount as of February 28, 2007 is $2,296,000. The holder of the note has demanded payment. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note K to the financial statements, the Partnership has suffered recurring losses from operations, as of December 31, 2006 has a Partners' deficit of $2,339,601 and has not complied with the total interest payment requirement of its mortgage note with Puerto Rico Housing Finance Authority that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated February 1, 2007, on our consideration of PUERTO RICO HISTORIC ZONE LIMITED DIVIDEND PARTNERSHIP's internal control and reports dated February 1, 2007, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 25 is presented for the purpose of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ FPV & CO.

Stamp No. 2226591 was affixed to the original of this report.

San Juan, Puerto Rico
February 1, 2007

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

/s/ FPV & CO., PSC
Certified Public Accountants
Stamp No. 2104162 was affixed to the original of this report.

San Juan, Puerto Rico
January 27, 2006

[Letterhead of CABLISH & GENTILE, CPAs]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership), as of December 31,
2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2007 on our consideration of Citrus Meadows Apartments, Ltd.'s internal controls and on its compliance with laws and regulations applicable to the basic financial statements. In accordance with the Consolidated Audit Guide, we have also issued reports dated January 29, 2007 on major HUD programs, and the nonmajor HUD program.

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

/s/ Cablish & Gentile, CPA's, LLC
Bradenton, Florida
January 29, 2007

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

/s/ Cablish & Gentile, CPA's, LLC
Bradenton, Florida
February 7, 2005

Reissued Auditor Report February 28, 2006 (for new standards of Public Company Accounting Oversight Board (United States))

[REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated March 8, 2007 on our consideration of Canterbury Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 8, 2007

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

[Letterhead from Reznick Group, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material aspects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, PC
Atlanta, Georgia
April 18, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2006

[Letterhead of BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheet of Commerce Square Apartments Associates, L.P. (the "Company") as of December 31, 2006, and the related statements of profit and loss, partners' deficiency and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Commerce Square Apartments Associates, L.P., as of December 31, 2005, were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2006, the results of its operations and cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompany supplementary information on pages 13 through 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
February 13, 2007

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

/s/ Fishbein & Company, P.C.
January 26, 2006
Horsham, Pennsylvania

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2006 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2006 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
January 23, 2007

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

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
January 24, 2005

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners
Site H Development Company

We have audited the statements of operations, changes in partners' equity and cash flows of Site H Development Company (a Limited Partnership) for the three months ended March 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Site H Development Company's (a Limited Partnership) operations, changes in partners' equity and cash flows for the three months ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
June 6, 2006

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

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2006 and 2005, and the related statements of profit and loss, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2007 on our consideration of L.I.H. Chestnut Associates, L.P.'s (a Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
February 9, 2007

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

/s/ Koch Group & Company, LLP
New York, New York
February 10, 2006

[REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Diamond Phase II Venture

We have audited the accompanying balance sheet of Diamond Phase II Venture as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture at December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bookbindery Associates

We have audited the accompanying balance sheet of Bookbindery Associates as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates at December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (Partnership) as of December 31, 2006 and 2005 and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules appearing on page 12 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The information in these schedules has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  BUCHBINDER TUNICK & COMPANY LLP

Rockville, Maryland
February 28, 2007

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

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2006

[Letterhead of SALMIN, CELONA, WEHRLE & FLAHERTY, LLP]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Conifer James Street Associates

We  have  audited  the  accompanying  balance  sheet  of  Conifer  James  Street
Associates (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations and partners' capital (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 2 and 8, the Partnership entered into a contract to sell the majority of its assets which sale is scheduled to close in 2007. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis on December 31, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
March 2, 2007

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

/s/ RubinBrown LLP
St. Louis, Missouri
February 1, 2006

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    March 31,
                                                                          ------------------------------
                                                                               2007             2006*
                                                                          -------------    -------------
Operating assets:
  Property and equipment - at cost, net of accumulated depreciation
   (Notes 2, 4 and 12)                                                    $  67,679,479    $ 104,454,711
  Cash and cash equivalents (Notes 2, 3 and 12)                               5,256,344        4,707,714
  Cash held in escrow (Notes 3 and 5)                                         5,191,046        6,768,492
  Deferred costs - less accumulated amortization (Notes 2 and 6)              1,354,307        1,906,271
  Other assets                                                                1,374,292        1,785,741
                                                                          -------------    -------------

Total operating assets                                                       80,855,468      119,622,929
                                                                          -------------    -------------

Assets from discontinued operations (Note 13):
  Property and equipment held for sale, net of accumulated depreciation      31,822,485       20,574,674
   (Note 4)
  Net assets held for sale                                                    4,864,203        3,747,657
                                                                          -------------    -------------
  Total assets from discontinued operations                                  36,686,688       24,322,331
                                                                          -------------    -------------

Total assets                                                              $ 117,542,156    $ 143,945,260
                                                                          =============    =============


                       LIABILITIES AND PARTNERS' DEFICIT


Operating liabilities:
  Mortgage notes payable (Note 7)                                         $  85,828,031    $ 115,130,084
  Due to debt guarantor (Note 12(a))                                         63,943,133       58,413,027
  Accounts payable                                                              306,550        6,939,856
  Accrued interest payable                                                   16,747,001       16,993,251
  Security deposit payable                                                      669,329        1,146,201
  Due to local general partners and affiliates (Note 8)                       5,445,990       10,502,870
  Due to general partners and affiliates (Note 8)                             6,921,475       12,317,893
                                                                          -------------    -------------

Total operating liabilities                                                 179,861,509      221,443,182
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 13):
  Mortgage notes payable of asset held for sale (Note 7)                     32,569,200       22,358,177
  Net liabilities held for sale including minority interest                  15,741,623        2,314,725
                                                                          -------------    -------------
Total liabilities from discontinued operations                               48,310,823       24,672,902
                                                                          -------------    -------------

Minority interest (Note 2)                                                     (420,360)         (24,345)
                                                                          -------------    -------------
Commitments and contingencies (Notes 7, 8 and 12)
Partners' deficit
  Limited partners (139,101.5 BACs issued and outstanding) (Note 1)        (111,299,062)     (99,929,158)
  General partners                                                            1,089,246       (2,217,321)
                                                                          -------------    -------------

Total partners' deficit                                                    (110,209,816)    (102,146,479)
                                                                          -------------    -------------

Total liabilities and partners' deficit                                   $ 117,542,156    $ 143,945,260
                                                                          =============    =============

* As restated (see Note 15)

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended March 31,
                                                                  --------------------------------------------
                                                                      2007          2006*/**        2005*/**
                                                                  ------------    ------------    ------------
Operations:

Revenues
Rental income                                                     $ 13,079,355    $ 13,443,274    $ 13,345,622
Other                                                                1,095,261         635,283         798,309
                                                                  ------------    ------------    ------------
Total Revenues                                                      14,174,616      14,078,557      14,143,931
                                                                  ------------    ------------    ------------

Expenses
General and administrative                                           4,024,101       3,230,608       3,153,739
General and administrative-related parties (Note 8)                  2,084,368       2,588,106       2,370,923
Repairs and maintenance                                              2,702,227       2,695,455       2,874,825
Operating and other                                                  1,895,999       1,561,212       1,445,089
Real estate taxes                                                      751,955         712,753         788,706
Insurance                                                              806,096         974,891         801,136
Interest                                                             7,837,181       7,592,879       7,506,691
Depreciation and amortization                                        4,913,803       4,764,429       4,797,281
Loss on impairment of property                                       2,108,656               0               0
                                                                  ------------    ------------    ------------

Total expenses                                                      27,124,386      24,120,333      23,738,390
                                                                  ------------    ------------    ------------

Loss from operations before minority interest                      (12,949,770)    (10,041,776)     (9,594,459)

Minority interest in loss of subsidiary partnerships from
  operations                                                           354,847         305,698         386,614
                                                                  ------------    ------------    ------------

Loss from operations                                               (12,594,923)     (9,736,078)     (9,207,845)

Discontinued operations (Note 13):
Income (loss) from discontinued operations (including gain
  (loss) on sale of properties and minority interest)                8,137,116       3,082,767      (3,671,559)
                                                                  ------------    ------------    ------------

Net loss                                                          $ (4,457,807)   $ (6,653,311)   $(12,879,404)
                                                                  ============    ============    ============

Loss from operations - limited partners                           $(12,468,974)   $ (9,638,717)   $ (9,115,767)

Income (loss) from discontinued operations (including gain
  (loss) on sale of properties and minority interest) -
  limited partners                                                   8,055,745       3,051,939      (3,634,843)
                                                                  ------------    ------------    ------------

Net loss - limited partners                                       $ (4,413,229)   $ (6,586,778)   $(12,750,610)
                                                                  ============    ============    ============

Number of BACs outstanding                                           139,101.5       139,101.5       139,101.5
                                                                  ============    ============    ============

Loss from operations per BAC                                      $     (89.64)   $     (69.29)   $     (65.53)

Income (loss) from discontinued operations (including gain
  (loss) on sale of properties and minority interest) - per BAC          57.91           21.94          (26.13)
                                                                  ------------    ------------    ------------

Net loss per BAC                                                  $     (31.73)   $     (47.35)   $     (91.66)
                                                                  ============    ============    ============

*    Reclassified for comparative purposes.
**   As restated (see Note 15).

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                               Limited          General
                                                                Total          Partners         Partners
                                                            -------------    -------------    -----------
Partners' deficit - April 1, 2004, as previously reported   $ (83,463,870)   $ (81,393,775)   $(2,070,095)

Prior period adjustment (Note 15)                                 810,106          802,005          8,101
                                                            -------------    -------------    -----------
                                                              (82,653,764)     (80,591,770)    (2,061,994)
Partners' deficit - April 1, 2004, as restated

Net loss, year ended March 31, 2005, as restated              (12,879,404)     (12,750,610)      (128,794)
                                                            -------------    -------------    -----------

Partners' deficit - March 31, 2005, as restated               (95,533,168)     (93,342,380)    (2,190,788)

Net loss, year ended March 31, 2006                            (6,653,311)      (6,586,778)       (66,533)

Contribution - write-off of related party debt                     40,000                0         40,000
                                                            -------------    -------------    -----------

Partners' deficit - March 31, 2006, as restated              (102,146,479)     (99,929,158)    (2,217,321)

Net loss, year ended March 31, 2007                            (4,457,807)      (4,413,329)       (44,478)

Contributions - write-off of related party debt                    16,477                0         16,477

Contributions - write-off of partnership management fees
  related to the sold properties (Note 8)                       3,404,821                0      3,404,821

Distributions                                                  (7,026,828)      (6,956,575)       (70,253)
                                                            -------------    -------------    -----------

Partners' deficit - March 31, 2007                          $(110,209,816)   $(111,299,062)   $ 1,089,246
                                                            =============    =============    ===========

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Years Ended March 31,
                                                              --------------------------------------------
                                                                  2007          2006*/**        2005*/**
                                                              ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                      $ (4,457,807)   $ (6,653,311)   $(12,879,404)
                                                              ------------    ------------    ------------

Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                  6,936,345       9,182,178       9,840,467
  Loss on impairment of property                                 5,235,363               0       1,700,000
  Gain on sale of properties                                   (12,674,973)    (10,184,228)     (2,144,670)
  Interest added to mortgage note payable                                0         239,889         392,860
  Minority interest in (loss) income of subsidiary
    partnerships                                                  (620,272)      3,072,579        (312,778)
  (Increase) decrease in assets:
  Cash held in escrow                                               58,346         251,384        (427,625)
  Other assets                                                    (642,713)         59,919        (261,492)
  (Decrease) increase in liabilities:
  Due to debt guarantor                                          3,560,865       3,359,941       3,234,474
  Accounts payable                                              (1,390,596)     (1,040,263)        154,402
  Accrued interest payable                                       2,195,770       1,467,692       1,105,761
  Security deposits payable                                       (195,817)         45,653         363,246
  Increase in due to local general partners and affiliates      (3,378,826)        853,595         871,962
  Due to general partners and affiliates                         2,762,681        (481,389)      1,073,002
                                                              ------------    ------------    ------------

Total adjustments                                                1,846,173       6,826,950      15,589,609
                                                              ------------    ------------    ------------

Net cash (used in) provided by operating activities             (2,611,634)        173,639       2,710,205
                                                              ------------    ------------    ------------

Cash flows from investing activities:

Proceeds from sale of properties                                21,107,445       3,831,998         840,642
Costs paid relating to sale of properties                       (1,039,921)        (13,906)              0
Acquisition of property and equipment                           (1,200,770)     (1,082,221)     (1,649,756)
Increase in accounts payable and other liabilities from
  deferred revenue on sale of limited partnership interests              0       2,731,164               0
(Increase) decrease in cash held in escrow                        (185,807)       (102,763)        139,109
(Decrease) increase in due to local general partners and
  affiliates                                                      (934,808)         68,918          68,481
                                                              ------------    ------------    ------------

Net cash provided by (used in) investing activities             17,746,139       5,433,190        (601,524)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                                          (6,198)        (60,370)        (32,979)
Repayments on mortgage notes                                   (10,467,983)     (5,742,642)     (3,996,682)
Proceeds from mortgage notes                                     1,506,989       1,267,300       1,146,464
Advances from debt guarantor                                     1,969,241         900,000         960,000
Decrease (increase) in due to local general partners and
  affiliates                                                       (20,000)              0           5,316
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                               (302,626)       (136,324)       (246,866)
Distributions                                                   (7,026,828)              0               0
                                                              ------------    ------------    ------------

Net cash used in financing activities                          (14,347,405)     (3,772,036)     (2,164,747)
                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents               787,100       1,834,793         (56,066)

Cash and cash equivalents at beginning of year                   5,435,049       3,600,256       3,656,322
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of year                      $  6,222,149    $  5,435,049    $  3,600,256
                                                              ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                        $  5,979,610    $  6,820,171    $  7,796,635
                                                              ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (continued)

                                                                         Years Ended March 31,
                                                              --------------------------------------------
                                                                  2007          2006*/**        2005*/**
                                                              ------------    ------------    ------------
Summarized below are the components of the gain on
  sale of properties:
Proceeds from sale of properties                              $ 21,107,445    $  3,831,998    $    840,642
Costs paid relating to sale of properties                       (1,039,921)        (13,906)              0
Property and equipment, net of accumulated depreciation        (14,684,611)    (18,085,579)     (3,261,665)
Other assets                                                      (541,686)       (524,766)        (68,510)
Cash held in escrow                                             (1,769,343)     (4,168,436)       (140,680)
Deferred costs                                                           0        (176,454)         (3,379)
Mortgage notes payable                                          10,130,036      25,138,002       3,137,221
Accounts payable and other liabilities                            (713,133)        969,590       1,362,008
Due to local general partners and affiliates                       384,300       2,710,813          12,951
Due to general partners and affiliates                              20,305         (31,250)         77,614
Capitalization of consolidated subsidiaries attributable
  to minority interest                                            (218,419)        534,216         188,468

Supplemental disclosures of noncash investing and financing
  activities:
  Contribution from write-off of partnership management
    fees related to sold properties                           $  3,404,821    $          0    $          0

  Local general partner advances written off to minority
    interest capital                                               534,772               0               0

  Contribution from write-off of related party debt                 16,477          40,000               0

Cash and cash equivalents, end of year, includes cash and cash equivalents from discontinued operations of $965,805, $727,335 and $640,686 for the years ended March 31, 2007, 2006 and 2005, respectively.

*    Reclassified for comparative purposes.
**   As restated (see Note 15).

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Liberty  Tax  Credit  Plus  III  L.P.,  a  Delaware  limited   partnership  (the
"Partnership"), was organized on November 17, 1988. The Partnership had no operations until commencement of its public offering on May 2, 1989. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner", and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation. The ultimate parent of the Related General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April
2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

On May 2, 1989, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests").

The Partnership's business is to invest in other limited partnerships ("Local Partnerships" or "Subsidiaries" or "Subsidiary Partnerships") that own leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). As of March 31, 2006, the period where qualified BACs holders are entitled to claim Tax Credits, generally ten years from the date of investment, or, if later, the date the Property is placed in service (the "Credit Periods"), for all the properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the 15 year period commencing at the beginning of the Credit Period (the "Compliance Period") in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008. During the year ended March 31, 2007, the Partnership sold its limited partnership interest in two Local Partnerships, the property and the related assets and liabilities of six Local Partnerships and one of the properties owned by a Local Partnership. Through the year ended March 31, 2007, the Partnership sold the property and the related assets and liabilities of ten Local Partnerships, its limited partnership interest in sixteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities at one Local Partnership. For a discussion of these sales, see Note 10. In addition, as of March 31, 2007, the Partnership has entered into contracts to sell five additional Local Partnerships (see Note 11). Subsequently, the property and the related assets and liabilities of one Local Partnership was sold, and the Partnership entered into a contract to sell its limited partnership interests in another Local Partnership (see Note 16).

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates ("BACs"), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2007, 139,101.5 BACs have been issued, and no further issuance of BACs is anticipated. The Offering was completed on March 30, 1990.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 46, 56 and 60 Subsidiary Partnerships in which the Partnership is the principal limited partner for the years ended March 31, 2007, 2006, and 2005, respectively. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interest which exceed the minority interest's investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $0 and $180,000 for the years ended March 31, 2007, 2006 and 2005, respectively (the 2006, 2005 and 2004 fiscal years, respectively). The Partnership's investment in each Subsidiary is equal to the respective Subsidiary partners' equity less minority interest capital, if any. In consolidation, all Subsidiary Partnerships' losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c) Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2007, the Partnership has recorded approximately $5,235,000 as a loss on impairment of assets or reduction to estimated fair value. Through March 31, 2007, the Partnership has recorded approximately $29,172,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are five assets classified as property and equipment-held for sale as of March 31, 2007 (see Note 11).

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 31,
                         ------------------------------------
                            2007         2006*        2005*
                         ----------   ----------   ----------
Interest                 $  480,683   $  130,281   $   66,051
Other                       614,578      505,002      732,258
                         ----------   ----------   ----------

   Total other revenue   $1,095,261   $  635,283   $  798,309
                         ==========   ==========   ==========

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 31,
                         ------------------------------------
                            2007         2006*        2005*
                         ----------   ----------   ----------
Interest                 $   99,570   $   98,301   $  132,311
Other                       497,102      415,214      808,911
                         ----------   ----------   ----------

   Total other revenue   $  596,672   $  513,515   $  941,222
                         ==========   ==========   ==========

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable from operations are as follows:

                                                               March 31, 2007                  March 31, 2006
                                                       -----------------------------   -----------------------------
                                                         Carrying          Fair          Carrying          Fair
                                                          Amount           Value          Amount           Value
                                                       -------------   -------------   -------------   -------------
Mortgage notes payable for which it is:
  Practicable to estimate fair value                   $  46,459,129   $  44,027,807   $  34,886,994   $  35,678,879
  Not practicable                                      $  39,368,902                   $  80,243,090             (*)


The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                               March 31, 2007                  March 31, 2006
                                                       -----------------------------   -----------------------------
                                                         Carrying          Fair          Carrying          Fair
                                                          Amount           Value          Amount           Value
                                                       -------------   -------------   -------------   -------------
Mortgage notes payable for which it is:
  Practicable to estimate fair value                   $   5,410,925   $   5,410,925   $  14,508,056   $  16,301,036
  Not practicable                                      $  27,158,275                   $   7,850,121             (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Due to Local General Partners and Affiliates
--------------------------------------------

The estimated fair value of the Partnership's due to the general partners of the Local Partnerships (the "Local General Partners") and affiliates from operations are as follows:

                                                               March 31, 2007                  March 31, 2006
                                                       -----------------------------   -----------------------------
                                                         Carrying          Fair          Carrying          Fair
                                                          Amount           Value          Amount           Value
                                                       -------------   -------------   -------------   -------------
Due to Local General Partners and affiliates for
  which it is:
Not practicable to estimate fair value                 $   5,445,990             (*)   $  10,502,870             (*)

The estimated fair value of the Partnership's due to the Local General Partners and affiliates from discontinued operations are as follows:

                                                               March 31, 2007                  March 31, 2006
                                                       -----------------------------   -----------------------------
                                                         Carrying          Fair          Carrying          Fair
                                                          Amount           Value          Amount           Value
                                                       -------------   -------------   -------------   -------------
Due to Local General Partners and affiliates for
  which it is:
Not practicable to estimate fair value                 $     111,573             (*)   $     323,876             (*)

(*) Management believes it is not practicable to estimate the fair value of due to Local General Partners and affiliates, because market information on such unique loans are not currently available to the Local Partnership.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

                                              March 31,                 Estimated
                                  --------------------------------     Useful Lives
                                       2007              2006            (Years)
                                  --------------    --------------    --------------
Land                              $    3,363,082    $    8,573,478          -
Buildings and improvements           127,984,939       186,616,092    15 to 40 years
Other                                  4,747,013         5,477,671     5 to 10 years
                                  --------------    --------------
                                     136,095,034       200,667,241
Less:  Accumulated depreciation      (68,415,555)      (96,212,530)
                                  --------------    --------------

                                  $   67,679,479    $  104,454,711
                                  ==============    ==============

The initial cost to the Partnership, as shown in Schedule III in Item 15, includes $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses.

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $4,830,146, $4,679,093 and $4,694,828, respectively.

In connection with the rehabilitation of the Properties, the Subsidiary Partnerships incurred developers' fees of $25,440,729 to the Local General Partner and affiliates. Such fees were included in the cost of property and equipment.

During the 2006 and 2005 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $23,144,288 and $23,067,125, respectively, and $21,702,741 and $23,065,236 of these write-offs are related to the discontinued assets.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The components of property and equipment held for sale from discontinued operations are as follows:

                                              March 31,                 Estimated
                                  --------------------------------     Useful Lives
                                       2007              2006            (Years)
                                  --------------    --------------    --------------
Land                              $    4,844,817    $    1,712,770          -
Buildings and improvements            55,943,388        36,646,001    15 to 40 years
Other                                  1,186,260           906,979     5 to 10 years
                                  --------------    --------------
                                      61,974,465        39,265,750
Less:  Accumulated depreciation      (30,151,980)      (18,691,076)
                                  --------------    --------------

                                  $   31,822,485    $   20,574,674
                                  ==============    ==============

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2007, 2006 and 2005 amounted to $1,978,071, $4,097,469 and
$4,974,228, respectively.

Impairment of Property
----------------------

During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-Lived Assets", the Partnership deemed the building of 1850 Second Avenue Associates, L.P. ("1850 2nd Avenue") impaired and wrote down its net fixed assets to its fair value of approximately $25,000, which resulted in a loss on impairment of $3,126,707. Fair value was obtained from the value of the assets as stated in the purchase and sales agreement with respect to the sale of 1850 2nd Avenue.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Jefferson Limited Partnership ("Jefferson") impaired and wrote down its net fixed assets to its fair value of approximately $881,000, which resulted in a loss on impairment of $520,303. Fair value was obtained from the value of the assets as stated in the purchase and sales agreement with respect to the sale of Jefferson (see Note 12a).

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Diamond Phase II Venture ("Diamond Street") impaired and wrote down its net fixed assets to its fair value of approximately $931,000, which resulted in a loss on impairment of $1,588,353. Fair value was obtained from appraisal after indications that the carrying value of the assets was not recoverable evidenced by a history of net operating losses over the past few years.


NOTE 5 - Cash Held in Escrow

The components of cash held in escrow from operations are as follows:

                                                    March 31,
                                          -----------------------------
                                               2007            2006
                                          -------------   -------------
Purchase price payments*                  $      58,081   $      58,081
Real estate taxes, insurance and other        1,674,063       2,835,989
Reserve for replacements                      2,792,363       2,873,810
Tenants' security deposits                      666,539       1,000,612
                                          -------------   -------------

                                          $   5,191,046   $   6,768,492
                                          =============   =============

The discontinued assets cash held in escrow consists of the following:

                                                    March 31,
                                          -----------------------------
                                               2007            2006
                                          -------------   -------------
Real estate taxes, insurance, and other   $   1,227,881   $   1,397,038
Reserve for replacements                        486,074         566,818
Tenants security deposits                       542,156         356,691
                                          -------------   -------------

                                          $   2,256,111   $   2,320,547
                                          =============   =============

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

                                             March 31,
                                  ------------------------------
                                       2007             2006           Period
                                  -------------    -------------    -------------
Financing expenses                $   2,580,645    $   3,603,367          *
Less:  Accumulated amortization      (1,226,338)      (1,697,096)
                                  -------------    -------------

                                  $   1,354,307    $   1,906,271
                                  =============    =============

* Over the life of the related mortgages.

Amortization of deferred costs from operations for the years ended March 31, 2007, 2006 and 2005 amounted to $83,657, $85,336 and $102,453, respectively.

The components of deferred costs and their periods of amortization from discontinued operations are as follows:

                                             March 31,
                                  ------------------------------
                                       2007             2006           Period
                                  -------------    -------------    -------------
Financing expenses                $   1,532,012    $     503,092          *
Less:  Accumulated amortization      (1,001,285)        (402,399)
                                  -------------    -------------

                                  $     530,727    $     100,693
                                  =============    =============

* Over the life of the related mortgages.

Amortization of deferred costs from discontinued operations for the years ended March 31, 2007, 2006 and 2005 amounted to $44,471, $320,280 and $68,958, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $422,000, including principal and interest at rates varying from 0% to 10.75% per annum, through the year 2046. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

          December 31,                        Amount
          ------------                     ------------
          2007                             $  4,846,057
          2008                                2,074,684
          2009                                2,996,292
          2010                                2,296,380
          2011                                2,431,510
          Thereafter                         71,183,108
                                           ------------

                                           $ 85,828,031
                                           ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $56,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Accrued interest payable at March 31, 2007 and 2006 was approximately $16,747,000 and $16,993,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


L.I.H Chestnut Associates, L.P. ("Chestnut")
--------------------------------------------
Chestnut's Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds. At December 31, 2006 and 2005, Chestnut was in violation of such covenants. As of February 9, 2007, Pennsylvania Housing Finance Agency ("PHFA") has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined, occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property. Accordingly, the entire balance of the mortgage note, totaling approximately $1,560,000 at December 31, 2006, has been classified as a current liability.

Conifer James Street Associates ("Schopfer Court")
--------------------------------------------------
Schopfer Court's mortgage payable to Bank of America (formerly of Fleet Bank, N.A.) in the original amount of $2,250,000, which had an interest rate of 9.4% per annum through March 2003 then adjusted to a rate of 5.29% until maturity, required monthly installments of $19,240. The final payment of approximately $1,470,000 was due (and made) in September 2006. The mortgage was secured by the property and equipment and was personally guaranteed by a principal of the Local General Partner. Schopfer Court financed the mortgage repayment with a promissory note payable to an affiliate of Local General Partner in the original amount of $1,506,989. The note bears interest at the prime rate (8.25% at December 31, 2006) plus 1%. No payments are due until maturity. The entire amount of the note as well as interest are payable on September 1, 2007. The note is secured by substantially all real property and equipment of the Local Partnership.

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

The mortgage notes from discontinued operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $211,000, including principal and interest at rates varying from 1% to 11.5% per annum, through the year 2040. Each Subsidiary Partnership's mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership's rent and leases.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter for the discontinuing liabilities are as follows:

          December 31,                        Amount
          ------------                     ------------
          2007                             $  6,446,579
          2008                                  412,859
          2009                                  448,549
          2010                                  485,313
          2011                                7,592,320
          Thereafter                         17,183,580
                                           ------------

                                           $ 32,569,200
                                           ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $3,300 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Accrued interest payable for the discontinued liabilities at March 31, 2007 and 2006 was $3,208,000 and $0, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


NOTE 8 - Related Party Transactions

As of March 31, 2007, Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, had a 1% and .998% interest as a special limited partner in 34 and one of the Local Partnerships, respectively.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2007, 2006 and 2005 are as follows:

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


A)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2007, 2006 and 2005 were as follows:

Related Party Fees - continuing operations

                                                         Years Ended March 31,
                                             ---------------------------------------------
                                                  2007            2006*           2005*
                                             -------------   -------------   -------------
Partnership management fees (i)              $   1,042,836   $   1,231,750   $   1,235,500
Expense reimbursement (ii)                         218,571         506,765         327,712
Local administrative fee (iv)                       44,000          46,500          41,500
                                             -------------   -------------   -------------

Total general and administrative-
  General Partners                               1,305,407       1,785,015       1,604,712
                                             -------------   -------------   -------------

Property management fees incurred to
  affiliates of the Local General Partners
  (iii)                                            778,961         803,091         766,211
                                             -------------   -------------   -------------

Total general and administrative-related
  parties                                    $   2,084,368   $   2,588,106   $   2,370,923
                                             =============   =============   =============


Related Party Fees - discontinued operations

                                                         Years Ended March 31,
                                             ---------------------------------------------
                                                  2007            2006*           2005*
                                             -------------   -------------   -------------
Local administrative fee (iv)                $      23,542   $      42,750   $      56,500
                                             -------------   -------------   -------------

Total general and administrative-General
  Partners                                          23,542          42,750          56,500
                                             -------------   -------------   -------------

Property management fees incurred to
  affiliates of the Local General Partners
  (iii)                                            518,959         783,517       1,002,758
                                             -------------   -------------   -------------

Total general and administrative-related
  parties                                    $     542,501   $     826,267   $   1,059,258
                                             =============   =============   =============

* Reclassified for comparative purposes.


(i) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,803,000 and $11,822,000 were accrued and unpaid at March 31, 2007 and 2006. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $3,405,000, resulting in a non-cash General Partner contribution of the same amount. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

(iii) The Subsidiary Partnerships incurred property management fees amounting to $1,745,184, $2,158,738 and $2,333,822 for the years ended March 31, 2007, 2006 and 2005,  respectively.  Of these fees, $1,297,920,  $1,586,608 and $1,768,969, respectively, were incurred to affiliates of the Local General Partners, which includes $518,959, $783,517 and $1,002,758 of fees relating to discontinued operations.

(iv) Liberty Associates IV, LP ("Liberty Associates"), a special limited partner of the Subsidiary Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Liberty Associates received cash distributions from the Local Partnerships of, approximately, $1,000, $12,000 and $6,000 during the years ended March 31, 2007, 2006 and 2005, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Pursuant to the Partnership Agreement and the limited partnership agreements for the Local Partnerships, (the "Local Partnership Agreements"), the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

As of March 31, 2007 and 2006, the Partnership was owed approximately $2,337,000 and $2,434,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to five Local Partnerships to fund their operations.

B)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2007 and 2006 included in the operating liabilities consists of the following:

                                                                     March 31,
                                                            ----------------------------
                                                                2007             2006
                                                            ------------    ------------
Operating deficit advances                                  $    220,144    $    893,366
Development fees                                                 269,431         385,821
Operating advances                                             2,330,062       5,830,653
Due to contractor                                                 46,289          46,289
Developer loans and accrued interest (i)                       1,344,418       1,344,418
Land note payable (ii)                                           635,000       1,565,106
Management and other operating fees                              600,646         437,217
                                                            ------------    ------------

                                                            $  5,445,990    $ 10,502,870
                                                            ============    ============


Due to Local General Partners and affiliates at March 31, 2007 and 2006 included in the discontinued liabilities consists of the following:

                                                                     March 31,
                                                            ----------------------------
                                                                2007             2006
                                                            ------------    ------------
Operating deficit advances                                  $          0    $    344,929
Operating advances                                               (19,676)         74,932
Developer loans (iii)                                            111,688               0
General Partner distributions                                          0          20,000
Management and other operating fee                                19,561        (115,985)
                                                            ------------    ------------

                                                            $    111,573    $    323,876
                                                            ============    ============

(i) Developer loans consist of the following:

                                                                     March 31,
                                                            ----------------------------
                                                                2007             2006
                                                            ------------    ------------
Jefferson Limited Partnership-
-----------------------------
This loan is unsecured, bears interest at an annually
adjusted rate (3.11% at December 31, 2006 and 1.98%
at December 31, 2005) and has no predetermined due date.    $    100,000    $    100,000

This note is unsecured, bears interest at 9.25% per
annum and is due in the event of sale or refinancing
of the property.                                                  75,000          75,000

Accrued interest on developer loans                              193,681         183,634

Citrus Meadows Apartments, Ltd.-
-------------------------------
This loan bears no interest and can only be repaid
with the proceeds from a sale or refinancing.                    985,784         985,784
                                                            ------------    ------------

                                                            $  1,354,465    $  1,344,418
                                                            ============    ============

Interest expense incurred on developer loans amounted to $10,047, $8,918 and $8,458 for the years ended March 31, 2007, 2006 and 2005, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


(ii) Land note payable consists of the following:

                                                                     March 31,
                                                            ----------------------------
                                                                2007             2006
                                                            ------------    ------------
Citrus Meadows Apartments, Ltd.-
-------------------------------
The land for this  Subsidiary  Partnership was purchased
from the Local General Partner for a $600,000 note which
accrued interest since inception at 10% per annum in
accordance with a promissory note. It was determined
that the Subsidiary Partnership's partnership agreement,
that contained a provision that the loan was non-interest
bearing,  became effective after the promissory note
and, therefore, the terms of the partnership agreement
took precedence. Accrued interest has been reduced by
$990,106. Accrued interest of $35,000 remains payable
relating to interest earned on the note from the date of
the promissory note through the date of the partnership
agreement. This adjustment has been treated as a prior
period adjustment (see Note 15). The principal balance,
together with the accrued interest, is payable upon the
sale of the property or in August 2037, whichever event
occurs first.                                               $    635,000    $  1,565,106
                                                            ============    ============

(iii) Developer loans included in the discontinued liabilities consist of the following:

Driftwood Terrace Associates, Ltd.
----------------------------------
An affiliate of the Local General Partner provides labor
and  materials to renovate and repair the buildings as
needed. The amount incurred during 2006 was $563,252
As of December 31, 2006, the amount included in due to
local general partners and affiliates was $111,688.         $    111,688    $          0
                                                            ============    ============



NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated Subsidiaries follows:

                                                                 Years Ended December 31,
                                                        --------------------------------------------
                                                            2006            2005*           2004*
                                                        ------------    ------------    ------------
Financial statement net loss                            $ (4,457,807)   $ (6,653,311)   $(12,879,404)
Difference resulting from parent company having a
different fiscal year for income tax and financial
reporting purposes                                          (162,048)        569,071          44,931

Difference between depreciation and amortization
expense recorded for financial statement and income
tax reporting purposes                                    (1,207,585)     (1,132,354)     (1,611,877)

Difference between gain on sale of properties
recorded for financial statement and income tax
reporting purposes                                         5,433,898      (7,863,229)        107,656

Non-deductible loss on impairment of property for
tax purposes                                               5,235,363               0       1,700,000

Tax-exempt interest income                                         0         (16,574)         (4,236)

Forgiveness of related party debt considered a
General Partner contribution for financial purposes
and income for tax purposes                                3,404,821               0               0

Other                                                      1,043,080         917,883         521,166
                                                        ------------    ------------    ------------

Taxable net loss as shown on the Partnership's income
tax return                                              $  9,289,722    $(14,178,514)   $(12,121,764)
                                                        ============    ============    ============

* As restated (see Note 15)


NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the year ended March 31, 2007, the Partnership sold its limited partnership interest in two Local Partnerships, the property and the related assets and liabilities of

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


six Local Partnerships and one of the properties owned by a Local Partnership. Through March 31, 2007, the Partnership has sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of ten Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of March 31, 2007, the Partnership has entered into agreements for the sale of five Local Partnerships (see Note 11, Item 8). Subsequently, the property and the related assets and liabilities of one Local Partnership were sold, and the Partnership entered into a contract to sell the limited partnership interests of another Local
Partnership (see Note 16, Item 8). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On March 21, 2007, the Partnership sold its limited partnership interest in Puerto Rico Historic Zone, Limited Dividend Partnership ("San Justo") to the Local General Partner for a sales price of $874,000. The Partnership received proceeds of $874,000 from this sale The sale resulted in a gain of approximately $4,232,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,358,000 at the date of the sale and the $874,000 cash received from the sale, which will be recognized during the Partnership's quarter ending June 30, 2007.

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. ("Cutler Canal") were sold to an affiliate of the General Partner for a sales price of $11,600,000. The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs and distributions to minority interests of approximately $4,594,000. The sale resulted in a gain of approximately $8,463,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized during the Partnership's quarter ending June 30, 2007.

On February 28, 2007, the Partnership sold its remaining limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") to an affiliate of the Local General Partner. The Partnership received $10 from this sale. The sale resulted in a gain of approximately $366,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale, which will be recognized during the Partnership's quarter ended June 30, 2007. The sale resulted in the liquidation of Michigan Rural. On May 26, 2005, the Partnership had sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sale price of $100,000. The Partnership received proceeds of $100,000 from this sale, which resulted in a gain of $100,000.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue Associates, L.P. ("1850 Second Avenue") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used for the payment of closing costs. During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $3,126,707. The sale will result in a gain of approximately $419,000 resulting from the write-off of the remaining liabilities at the date of the sale, which will be recognized during the Partnership's quarter ending June 30, 2007. The sale will also result in a non-cash contribution to the Partnership of approximately $3,300,000 from the General Partner as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner, which will be recognized during the Partnership's quarter ending June 30, 2007.

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens ("CV Bronx") were sold to an unaffiliated third party purchaser for a sales price of $4,770,000. The Partnership received $3,133,090 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $837,000. The Partnership will receive an additional $800,000 in guaranteed deferred payments within the next three years. The sale resulted in a gain of $87,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized during the Partnership's quarter ending June 30, 2007.

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates ("Manhattan A") were sold to an unaffiliated third party purchaser for a sales price of $7,250,000. The Partnership received $3,950,202 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,300,000. The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $345,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $3,380,000. The sale resulted in the liquidation of Manhattan A.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership ("Broadhurst") were sold to an unaffiliated third party purchaser for a sales price of $5,300,000. The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000. The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately $(142,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $2,029,000. The sale resulted in the liquidation of Broadhurst.

On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $1,900,000. The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000. The sale resulted in a gain of approximately $787,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately $(103,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $684,000. The sale resulted in the liquidation of Weidler.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445. The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000. The sale resulted in a gain of approximately $313,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $134,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $447,000.

On March 28, 2006, the Local General Partner of Stop 22 Limited Partnership ("Stop 22") purchased the Partnership's remaining interest in Stop 22 for a

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


sales price of $1,800,000. The Partnership received proceeds of $1,800,000 from this sale. The sale resulted in a gain of approximately $5,379,000 resulting from the write-off of the deficit basis in the property at the date of the sale of approximately $3,579,000 and $1,800,000 cash received from the sale.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000. The sale resulted in a gain of approximately $231,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $33,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $264,000. The sale resulted in the liquidation of Affordable Flatbush.

On March 1, 2006, Site H Development Co. ("Site H") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,200,000. The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000. The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of $(42,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of $512,000. The sale resulted in the liquidation of Site H.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership ("Las Camelias") to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale resulted in a gain of approximately $2,828,000, resulting from the write-off of the deficit basis in the Property at the date of the sale.

On December 14, 2005, Michigan Rural sold the property and the related assets and liabilities of Prairie Glen Apartments ("Prairie Glen") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of approximately $1,617,000. The Partnership received $185,961 as a distribution from this sale after the assumption of mortgages and distribution to minority interest of approximately $1,431,000. The sale resulted in a gain of approximately $822,000 resulting from the write-off of the deficit basis in the property at the time of the sale and the $185,961 cash received from the sale.

On December 14, 2005, the Partnership's limited partnership interest in RBM Associates/Spring Garden ("Spring Garden") was sold to an unaffiliated third party purchaser for a sales price of $100. The sale resulted in a gain of approximately $36,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On September 20, 2005, the Partnership's limited partnership interest in Franklin Elderly Housing Associates ("Franklin") was sold to the Local General Partner for a sales price of $210,000. The Partnership received proceeds of $209,990 from this sale. The sale resulted in a gain of approximately $531,000 resulting from the write-off of the deficit basis in the property at the date of sale of approximately $321,000 and the $209,990 cash received from the sale. An additional loss of $(23,000) was recorded during the quarter ended March 31, 2006, resulting in an overall gain of $508,000.

On September 20, 2005, the Partnership's limited partnership interest in Philipsburg Elderly Housing Associates ("Philipsburg") was sold to the Local General Partner for a sales price of $20,000. The Partnership received proceeds of $19,990 from this sale. The sale resulted in a loss of approximately $67,000 resulting from the write-off of the basis in the property at the date of sale of approximately $87,000 and the $19,990 cash received from the sale. An additional loss of $(23,000) was recorded during the quarter ended March 31, 2006, resulting in an overall loss of $90,000.

On September 20, 2005, the Partnership's limited partnership interest in Wade D. Mertz Elderly Housing Associates ("Wade") was sold to the Local General Partner for a sales price of $70,000. The Partnership received proceeds of $69,990 from this sale. The sale resulted in a gain of approximately $71,000 resulting from the write-off of the deficit basis in the property at the date of sale of approximately $1,000 and the $69,990 cash received from the sale. An adjustment to the gain of approximately $(24,000) was recorded during the quarter ended March 31, 2006, resulting in an overall gain of $47,000.

On July 5, 2005, the Partnership's limited partnership interest in Glenbrook Associates ("Glenbrook") was sold to the Local General Partner for a sales price of $99,990. The Partnership received $59,990 in cash and a note for $40,000 due to the Partnership upon approval from the Pennsylvania Housing Finance Agency for allocation of low-income housing tax credits, which was recorded as deferred revenue. The sale resulted in a gain of approximately $152,000 which was recorded during the quarter ended December 31, 2005 resulting from the write-off of the deficit basis in the property at the date of sale of approximately $52,000 and the $59,990 cash received from the sale and the $40,000 note receivable recorded as deferred revenue. An additional loss of approximately ($95,000) was recorded during the quarter ended March 31, 2006, resulting in an overall gain of approximately $57,000.

On June 30, 2005, the Partnership's limited partnership interest in Barclay Village II, Ltd. ("Barclay") was sold to the Local General Partner for a sales price of $175,000. The Partnership received proceeds of $174,990 from this sale. The sale resulted in a gain of approximately $548,000 resulting from the write-off of the deficit basis in the property of approximately $373,000 and the $174,990 cash received from the sale.

On May 26, 2005, the Partnership sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sales price of $100,000. The Partnership received proceeds of $100,000 from this sale. The sale resulted in a gain of approximately $100,000 resulting from the cash received of $100,000. The affiliate of the Local General Partner had the option to buy the remaining interest during the period starting on January 1, 2007 and ending on February 28, 2007. On February 28, 2007, the Local General Partner exercised this option and purchased the remaining limited partnership interest (see discussion above).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


On May 6, 2005,West Columbia Associates, L.P. ("Gentle Pines") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party for the assumption of the mortgage. The transfer resulted in a gain of approximately $3,453,000 resulting from the write-off of the deficit basis in the property at the date of the transfer which was recorded during the quarter ended September 30, 2005. An adjustment to the gain of approximately $129,000 was recorded during the quarter ended March 31, 2006 resulting in overall gain of approximately $3,583,000.

On May 2, 2005, the Partnership redeemed its limited partnership interest in Lancashire Towers Associates, LTD ("Lancashire") to an affiliate of the Local General Partner for a redemption price of $800,000. The Partnership received proceeds of $764,456 from this sale after closing costs of approximately $36,000. During the year ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,700,000. The sale resulted in a gain of approximately $186,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On April 29, 2005, the property and the related assets and liabilities of Brandywine Court Associates, L.P. ("Brandywine") were sold to an unaffiliated third party purchaser for a sales price of $1,380,000. After the repayment of mortgages and other liabilities, the Partnership received no distribution from this sale. The sale resulted in a gain of approximately $1,354,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended September 30, 2005. An adjustment to the gain of approximately $5,000 was recorded during the quarter ended March 31, 2006 resulting in overall gain of approximately $1,359,000. The sale resulted in the liquidation of Brandywine.

On July 15, 2004, the Partnership sold its limited partnership interest in WPL Associates XXIII ("Benjamin's Corner") to an unaffiliated third party purchaser for approximately $690,000, resulting in a gain in the amount of approximately $2,124,000, resulting from the write-off of the deficit basis in the property at the date of the sale.


NOTE 11 - Assets Held for Sale

On March 15, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in The Hamlet, Ltd. ("Hamlet") to an affiliate of the Local General Partner for a sales price of $4,397,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in September 2007. No assurance can be given that the sale will actually occur. Hamlet is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Hamlet had property and equipment, at cost, of approximately $14,737,000, accumulated depreciation of approximately $7,414,000 and mortgage debt of approximately $8,168,000.

On March 9, 2007, West 132nd Development Partnership ("Manhattan J") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000 less the unpaid principal balance of the mortgage. Manhattan J is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Manhattan J had property and equipment, at cost, of approximately $2,608,000, accumulated depreciation of approximately $1,055,000 and mortgage debt of approximately $1,280,000. Subsequently, on May 30, 2007, the property and the related assets and liabilities of Manhattan J were sold (see Note 16).

On February 1, 2007, Williamsburg Residential II, L.P. ("Williamsburg II") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price $1,799,654. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in December of 2007. Williamsburg II is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Williamsburg II had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $828,000 and mortgage debt of approximately $1,386,000.

On August 24, 2006, Conifer James Street Associates ("Schopfer") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the mortgage. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to take place in the quarter ending September 30, 2007. No assurance can be given that the sale will actually occur. Schopfer is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Schopfer had property and equipment, at cost, of approximately $4,584,000, accumulated depreciation of approximately $2,587,000 and mortgage debt of approximately $1,783,000.

On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") to an affiliate of the Local General Partner for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending September 30, 2007. No assurance can be given that the sale will actually occur. Driftwood is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,501,000 and mortgage debt of approximately $6,441,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 12 - Commitments and Contingencies

(a)  Subsidiary Partnership - Going Concerns and Uncertainties

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $63,943,133, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

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

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both March 31, 2007 and 2006. The net loss after minority interest for River Place amounted to approximately $5,122,000, $4,056,000 and $3,526,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Subsequently, on May 30, 2007, River Place's 2000 Bonds were refunded in the amount of $21,280,000. Since the bonds have been refunded, the current mortgage held on the property by MSHDA and US Bank, the Bond Trustee on the former bonds, will be discharged. As of the date of River Place's audit report, this discharge has not occurred. New Bonds in the amount of $25,000,000 have been issued in the name of GRS River Place Corporation. This entity will be the fee holder of the apartments. The transfer of the property to the new ownership entity has not occurred as of the date of River Place's audit report.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matures September 1, 2007. The principal balance of the note at December 31, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2007. Longfellow intends to rehabilitate the property and to restructure its debt during 2007. Longfellow has Tax Credits approved, but is waiting on a bond allocation. This is expected to occur prior to September 1, 2007. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both March 31, 2007 and 2006. The net loss after minority interest for Longfellow amounted to approximately $364,034, $370,000 and $311,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $398,878 during the current period and has incurred a Partner's deficit of $7,522,047 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. Also, in the current year, Citrus Meadows' status as a tax credit project has expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents. Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants. Current occupancy rates are near 80%, and management has secured several new move-in tenants for the 2007 fiscal year. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2007 and 2006. The net loss after minority interest amounted to approximately $399,000, $528,000 and $777,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At December 31, 2006, San Justo had a partners' deficit of $2,339,601 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding liability for $1,000,000. The related promissory note, in support of the claim, issued by San Justo, was dated on September 30, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC); and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and; to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006. The promissory note due date was July 1, 1992. San Justo's management did not have knowledge of the existence of such debt until October 2006. The related debt for $1,000,000 is not presented as a liability in the accompanying balance sheet. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's minority interest balance

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


in San Justo was approximately $0 and $124,000 at March 31, 2007 and 2006, respectively. The net loss after minority interest for San Justo was approximately $434,000, $313,000 and $234,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's limited partnership interest in San Justo was sold on March 21, 2007 (see Note 10).

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2006 and 2005, Jefferson's current liabilities exceeded its current assets by approximately $1,337,000 and $1,289,000, respectively and has sustained a net loss of $696,283 for the year ended December 31, 2006. The accompanying financial statements have been prepared assuming Jefferson will continue as a going concern. Jefferson has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management is taking measures to increase occupancy and reduce operating expenses. In addition, management is looking into alternatives regarding refinancing the existing debt. If profitable operations cannot be obtained, Jefferson will be financially dependent on its partners. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both March 31, 2007 and 2006. The net loss after minority interest for Jefferson amounted to approximately $696,000, $183,000 and$151,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Manhattan A
-----------
The financial statements of Manhattan A have been prepared assuming it will continue as a going concern. On October 25, 2006, Manhattan A sold the building and any cash left over after satisfying loans were distributed to the partners. The subsidiary partnership was terminated as of December 31, 2006 (see Note 10).

b)  Subsidiary Partnership - Other

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether Redemptorist will be rebuilt or not. Redemptorist is close to the end of its Compliance Period and has third-party debt. Redemptorist anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, Redemptorist does not expect that there will be financial exposure related to Redemptorist. At March 31, 2007, Redemptorist's property and equipment net of accumulated depreciation is approximately $2,836,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Cutler Canal III
----------------
On October 24, 2005, Cutler Canal was damaged by Hurricane Wilma. The hurricane caused extensive damage which required roofing to be replaced on substantially all the buildings of Cutler Canal. In total, damages were $321,756. As of December 31, 2006, the claim was processed and repairs completed. Repairs consisted of removing existing roofing material and installing new roofing material. Cutler Canal experienced a net gain on the involuntary conversion of $96,307 (included in other revenues on the consolidated statements of discontinued operations), which is the excess of net proceeds of $155,307 less the cost of the damaged property of $32,800. On February 7, 2007, Cutler Canal sold its property and the related assets and liabilities for a purchase price of $11,600,000 (see Note 10).

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $864,651 of insurance proceeds and has made repairs of $668,094 as of December 31, 2006. Driftwood has established a deferred charges account in the amount of $422,294 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim in the amount of $224,737. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time.

Leases
------

One Subsidiary Partnership is leasing the land on which the property is located on a noncancelable lease for a term of 50 years, expiring in 2033. At December 31, 2006, this Subsidiary Partnership was committed to minimum future annual rentals on the leases aggregating approximately $50,000 for each of the next five years, and $2,250,000 total thereafter.

One Local Partnership has entered into an agreement ("Master Lease") with an affiliate that expires in 2012, wherein the Local Partnership is guaranteed annual rental revenue. The following is a schedule by year of future minimum rentals to be received under the Master Lease as of December 31, 2006:

          Year Ended December 31,
          ------------------------

          2007                                         $    158,370
          2008                                              164,863
          2009                                              171,458
          2010                                              178,316
          2011 and thereafter                               186,594
                                                       ------------

                                                       $    859,601
                                                       ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2007, uninsured cash and cash equivalents approximated $15,300,000.

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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 17% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

River Place
-----------
In order to enhance the marketability of its Variable Rate Limited Obligation Multifamily Housing Revenue Refunding Bonds (the "2000 Bonds"), GRS entered into an agreement with a bank whereby the bank issued a direct-pay letter of credit on the account of River Place in favor of the Authority in the initial stated amount equal to approximately $22,000,000 and $23,000,000 as of December 31, 2006 and 2005, respectively. The letter of credit, which was due to expire May 16, 2005, was extended through May 16, 2007.


NOTE 13 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of March 31, 2007, Broadhurst, Cutler Canal, Michigan Rural, Site H, Stop 22, Weidler, Manhattan A, 1850 Second Avenue, Driftwood, CV Bronx, Schopfer Court, Hamlet, Manhattan J, San Justo and Williamsburg II were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal, Franklin, Gentle Pines, Glenbrook Lancashire, Las Camelias, Michigan Rural, Site H, Stop 22, Wade, Philipsburg and Spring Garden were classified as discontinued operations in the consolidated balance sheets.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Consolidated Balance Sheets:

                                                     March 31,     March 31,
                                                       2007          2006
                                                   -----------   -----------
Assets
  Property and equipment - less accumulated
    depreciation of $30,151,980 and $18,691,076,
    respectively                                   $31,822,485   $20,574,674
  Cash and cash equivalents                            965,805       727,335
  Cash held in escrow                                2,256,111     2,320,547
  Deferred costs                                       530,727       100,693
  Other assets                                       1,111,560       599,082
                                                   -----------   -----------
Total assets                                       $36,686,688   $24,322,331
                                                   ===========   ===========

Liabilities
  Mortgage notes payable                           $32,569,200   $22,358,177
  Accounts payable and other liabilities             6,641,137     1,701,142
  Accrued interest payable                           3,207,846             0
  Due to local general partners and affiliates         111,573       323,876
  Security deposits payable                            531,076             0
  Due to general partners and affiliates             4,826,537        92,562
  Minority interest                                    423,454       197,145
                                                   -----------   -----------
Total liabilities                                  $48,310,823   $24,672,902
                                                   ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2007, 1850 Second Avenue, CV Bronx, San Justo, Cutler Canal, Michigan Rural, Manhattan A, Broadhurst and Weidler, which were all sold during the year ended March 31, 2007, and Driftwood, Schopfer Court, Hamlet, Manhattan J and Williamsburg II, which were classified as assets held for sale, and Affordable Flatbush, Site H and Stop 22, in order to present comparable results to the year ended March 31, 2007, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Philipsburg, Site H, Spring Garden, Stop 22 and Wade, which were all sold during the year ended March 31, 2006, and Broadhurst, Cutler Canal and Michigan Rural, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 31, 2005, Ashby, Benjamin's Corner, Meredith and Ritz, which were sold during the year and Affordable Flatbush, Barclay, Brandywine, Broadhurst, Cutler Canal, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Michigan Rural, Philipsburg, Site H, Spring Garden, Stop 22 and Wade in order to present comparable results to the year ended March 31, 2006 were classified as discontinued operations on the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Consolidated Statements of Discontinued Operations:

                                                                          Years Ended March 31,
                                                              --------------------------------------------
                                                                  2007            2006*           2005*
                                                              ------------    ------------    ------------
Revenues

Rental income                                                 $ 10,970,070    $ 16,822,514    $ 19,742,391
Other                                                              596,672         513,515         941,222
Gain on sale of properties                                      12,674,973      10,184,228       2,144,670
                                                              ------------    ------------    ------------
Total revenue                                                   24,241,715      27,520,257      22,828,283
                                                              ------------    ------------    ------------

Expenses

General and administrative                                       2,456,315       3,232,855       3,858,514
General and administrative-related parties (Note 8)                542,501         826,267       1,059,258
Repairs and maintenance                                          2,025,535       3,219,813       3,545,733
Operating                                                        1,722,163       2,475,478       2,820,631
Taxes                                                              826,076       1,249,071       1,478,231
Insurance                                                          993,003       1,120,853       1,360,797
Interest                                                         2,655,181       4,517,127       5,559,656
Depreciation and amortization                                    2,022,542       4,417,749       5,043,186
Loss on impairment of property                                   3,126,707               0       1,700,000
                                                              ------------    ------------    ------------

Total expenses                                                  16,370,023      21,059,213      26,426,006
                                                              ------------    ------------    ------------

Income (loss) before minority interest                           7,871,692       6,461,044      (3,597,723)
Minority interest in income (loss) of subsidiaries from
  discontinued operations                                          265,424      (3,378,277)        (73,836)
                                                              ------------    ------------    ------------
Total income (loss) from discontinued operations (including
  gain on sale of properties)                                 $  8,137,116    $  3,082,767    $ (3,671,559)
                                                              ============    ============    ============

Income (loss) - limited partners from discontinued
  operations (including gain on sale of properties)           $  8,055,745    $  3,051,939    $ (3,634,843)
                                                              ============    ============    ============

Number of BACs outstanding                                       139,101.5       139,101.5      139,101.50
                                                              ============    ============    ============

Income (loss) discontinued operations (including gain on
  sale of properties) per BAC                                 $      57.91    $      21.94    $     (26.13)
                                                              ============    ============    ============

* Reclassified for comparative purposes

Cash flows from Discontinued Operations:

                                                                          Years Ended March 31,
                                                              --------------------------------------------
                                                                  2007            2006*           2005*
                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities           $  4,413,375    $ (8,172,351)   $    177,071
                                                              ------------    ------------    ------------
Net cash provided by investing activities                     $ 22,931,271    $  5,441,209    $  1,706,430
                                                              ------------    ------------    ------------
Net cash used in financing activities                         $(12,702,191)   $ (1,982,453)   $ (3,546,324)
                                                              ------------    ------------    ------------

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 14 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2007 and 2006. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                        June 30,    September 30,   December 31,    March 31,
                                                          2006*         2006*           2006*         2007
                                                     -------------  -------------  -------------  -------------
Revenues                                             $   3,497,023  $   3,345,972  $   3,627,479  $   3,704,142
Operating expenses                                      (6,048,550)    (5,858,912)    (6,177,225)    (9,039,699)
                                                     -------------  -------------  -------------  -------------

Loss from operations before minority interest           (2,551,527)    (2,512,940)    (2,549,746)    (5,335,557)

Minority interest in loss of subsidiary
  partnerships from operations                              80,423         80,345        117,538         76,541

Income (loss) from discontinued operations
  (including gain (loss) on sale of properties
  and minority interest)                                 5,252,250     (1,053,940)     2,088,291      1,850,515
                                                     -------------  -------------  -------------  -------------

Net income (loss)                                    $   2,781,146  $  (3,486,535) $    (343,917) $  (3,408,501)
                                                     =============  =============  =============  =============

Net income (loss)-limited partnership                $   2,753,335  $  (3,451,670) $    (340,478) $  (3,374,416)
                                                     =============  =============  =============  =============

Net loss per BAC from operations                     $      (17.59) $      (17.31) $      (17.31) $      (37.43)

Net income (loss) per BAC from discontinued
  operations                                                 37.38          (7.50)         14.86          13.17
                                                     -------------  -------------  -------------  -------------

Net income (loss) per BAC                            $       19.79  $      (24.81) $       (2.45) $      (24.26)
                                                     =============  =============  =============  =============

                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                        June 30,    September 30,   December 31,   March 31,
                                                         2005*/**       2005*/**       2005*/**      2006*/**
                                                     -------------  -------------  -------------  -------------
Revenues                                             $   3,514,710  $   3,513,443  $   3,619,472  $   3,430,932
Operating expenses                                      (6,000,501)    (6,109,818)    (6,072,817)    (5,937,197)
                                                     -------------  -------------  -------------  -------------

Loss from operations before minority interest           (2,485,791)    (2,596,375)    (2,453,345)    (2,506,265)

Minority interest in loss (income) of subsidiary
  partnerships from operations                              68,150     (1,725,408)    (1,629,642)     3,592,598

(Loss) income from discontinued operations
  (including gain (loss) on sale of properties and
  minority interest)                                      (932,422)     5,181,589        (28,975)    (1,137,425)
                                                     -------------  -------------  -------------  -------------

Net (loss) income                                    $  (3,350,063) $     859,806  $  (4,111,962) $     (51,092)
                                                     =============  =============  =============  =============

Net (loss) income - limited partnership              $  (3,316,562) $     851,208  $  (4,070,842) $     (50,582)
                                                     =============  =============  =============  =============

Net (loss) income per BAC from operations            $      (17.21) $      (30.76) $      (29.06) $        7.74

Net (loss) income per BAC from discontinued
  operations                                                 (6.63)         36.88          (0.21)         (8.10)
                                                     -------------  -------------  -------------  -------------

Net (loss) income per BAC                            $      (23.84) $        6.12  $      (29.27) $       (0.36)
                                                     =============  =============  =============  =============

*    Reclassified for comparative purposes.
**   As restated (see Note 15).

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 15 - Prior Period Adjustment

Citrus Meadows Apartments, Ltd. ("Citrus Meadows")
--------------------------------------------------
The accompanying financial statement for the years ended March 31, 2007 and 2006 have been restated to correct an overstatement of interest due to an error in the computation of annual interest expense at Citrus Meadows. Citrus Meadows has been accruing interest on a land loan since inception at 10% annually in accordance with its promissory note. It was determined that Citrus Meadows' partnership agreement that stated the loan was non-interest bearing was enacted after the promissory note and was to take precedence. Accrued interest has been reduced by $930,106. The effect of prior period accounting errors resulted in the following changes as of March 31,

                                                     2006                              2005
                                        ------------------------------    ------------------------------
                                        As previously                     As previously
                                           Reported       As Restated        Reported       As Restated
                                        -------------    -------------    -------------    -------------
Balance Sheet including discontinued:
Accrued interest payable                $  17,923,357    $  16,993,251    $  17,806,060    $  16,935,954
Deficit                                  (103,076,585)    (102,146,479)     (96,403,274)     (95,533,168)

Statement of Operations including
  discontinued:
Interest                                   12,170,006       12,110,006       13,126,347       13,066,347
Net loss                                    6,713,311        6,653,311       12,939,404       12,879,404

Net loss per BAC                        $       47.78    $       47.35    $       92.09    $       91.66

Total partners' deficit as of April 1, 2004 has been increased by $810,106 for the effects of the restatement on prior years.


NOTE 16 - Subsequent Events

On May 30, 2007, Manhattan J sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000. The Partnership received $2,027,927 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,472,000. The sale resulted in a gain of approximately $1,675,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized in the Partnership's 10-Q for the quarter ending September 30, 2007.

On June 6, 2007, HUD approved the purchase and sales agreement that the Partnership entered into to sell its limited partnership interest in Jefferson Limited Partnership ("Jefferson") for a sales price of approximately $680,000 plus 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to take place in the quarter ending September 30, 2007. During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303. No assurance can be given that the sale will actually occur. As of December 31, 2006, Jefferson had property and equipment, at cost, of approximately $2,811,000, accumulated depreciation of approximately $1,930,000 and mortgage debt of approximately $1,357,000.

On June 26, 2007, pursuant to an agreement entered into on June 10, 2007, the Partnership's limited partnership interest in South Toledo Associates, Ltd. ("South Toledo") was sold to the Local General Partner for a sales price of one dollar. The sale resulted in a loss of approximately $13,000 resulting from the write-off of the basis in the property at the date of sale of approximately $13,000, which will be recognized during the Partnership's quarter ending September 30, 2007. As of December 31, 2006, South Toledo had property and equipment, at cost, of approximately $1,469,000, accumulated depreciation of approximately $605,000 and mortgage debt of approximately $856,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III Inc., the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

None


                                    PART III


Item 10. Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the "Related General Partner"), and Liberty GP III Inc., a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner the "General Partners"). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware limited liability corporation. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the ultimate parent of the Related General Partner, Centerline Holding Company ("Centerline") (formerly known as CharterMac until April 2007), has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.

Related Credit Properties III, L.P.
-----------------------------------

Name                                      Position
----                                      --------

Andrew J. Weil                            President and Chief Executive Officer

Robert L. Levy                            Chief Financial Officer

Marc D. Schnitzer                         Senior Vice President

Glenn F. Hopps                            Treasurer and Assistant Vice President


ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

MARC D. SCHNITZER, 46, is responsible both for financial restructuring of real estate properties and directing Centerline's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business

Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, joined Centerline in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

Liberty GP III Inc.
-----------------------------------

Name                                      Position
----                                      --------

Robert L. Levy                            Chief Financial Officer

Andrew J. Weil                            President and Chief Executive Officer

Marc D. Schnitzer                         Executive Vice President

Glenn F. Hopps                            Treasurer


Biographical information with respect to Messrs. Levy, Weil, Schnitzer and Hopps is set forth above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                                      Name and Address of               Amount and Nature of        Percentage
      Title of Class                  Beneficial Ownership              Beneficial Ownership         of Class
----------------------------   ----------------------------------  -----------------------------  --------------
                               Related Credit Properties III L.P.
General Partnership Interest   625 Madison Avenue                  $1,000 capital contribution -
in the Partnership             New York, NY 10022                  directly owned                       50%

                               Liberty GP III Inc.
General Partnership Interest   625 Madison Avenue                  $1,000 capital contribution -
in the Partnership             New York, NY 10022                  directly owned                       50%

As of March 31, 2007, Liberty Associates IV L.P. holds a 1% and .998% limited partnership interest in 34 and 1 Local Partnerships, respectively.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of June 2, 2007, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                             Amount and Nature of      Percent
Name of Beneficial Owner (1)                 Beneficial Ownership      of Class
-----------------------------------------    ---------------------    ----------

Lehigh Tax Credit Partners, Inc.             13,127.66 (2) (3)            9.4%

J. Michael Fried                             13,127.66 (2) (3) (4)        9.4%

Alan P. Hirmes                               13,127.66 (2) (3) (4)        9.4%

Stuart J. Boesky                             13,127.66 (2) (3) (4)        9.4%

Robert L. Levy                                       -                      -

Andrew J. Weil                                       -                      -

Marc D. Schnitzer                                    -                      -

Glenn F. Hopps                                       -                      -

All directors and executive officers
of the general partner of the Related
General Partner as a group (four persons)    13,127.66 (2) (3) (4)        9.4%


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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh II for which the Managing Member serves as managing member. As of June 2, 2007, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

(4) Mr. Schnitzer serves as an executive officer of the Managing Member and owns an equity interest therein, all other parties only own an economic interest.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $57,200 and $105,200 for the years ended March 31, 2007 and 2006, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns for the years ended December 31, 2006 and 2005 were $12,200 and $12,000, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm          20

          Consolidated Balance Sheets at March 31, 2007 and 2006           102

          Consolidated Statements of Operations for the Years Ended
            March 31, 2007, 2006 and 2005                                  103

          Consolidated Statements of Changes in Partners' Deficit
            for the Years Ended March 31, 2007, 2006 and 2005              104

          Consolidated Statements of Cash Flows for the Years Ended
            March 31, 2007, 2006 and 2005                                  105

          Notes to Consolidated Financial Statements                       107

(a) 2.    Financial Statement Schedules
          -----------------------------

          Report of Independent Registered Public Accounting Firm          138

          Schedule I - Condensed Financial Information of Registrant       139

          Schedule III - Real Estate and Accumulated Depreciation          142

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

(3A)      Form of Amended and Restated Agreement of Limited
            Partnership of Liberty Tax Credit Plus III L.P.
            (attached to Prospectus as Exhibit A)**

(3B)      Certificate of Limited Partnership of Liberty Tax Credit
            Plus III L.P., together with amendments filed on November 17, 1988**

(4)       Form of Subscription Agreement (attached to Prospectus as
            Exhibit B)

(10A)     Escrow Agreement between Registrant and Bankers Trust
            Company**

(10B)     Forms of Purchase  Agreements  for purchase of Local
            Partnership Interests**

(21)      Subsidiaries of the Registrant                                   132

(31.1)    Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a)        135

(31.2)    Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a)        136

(32.1)    Certification Pursuant to Rule 13a-14(b) or rule 15d-14(b)
            and Section 1350 of Title 18 of the United States Code
            (18 U.S.C. 1350)                                               137

          ** Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax Credit Plus III L.P.'s Registration Statement on Form S-11 (Registration No. 33-25732)

                                                                    Jurisdiction
                                                                         of
                                                                    Organization
                                                                    ------------
          Subsidiaries of the Registrant (Exhibit 21)
          ------------------------------

          C.V. Bronx Associates, L.P.                                     NY
          Michigan Rural Housing Limited Partnership                      MI
          Jefferson Limited Partnership                                   LA
          Inter-Tribal Indian Village Housing Development
            Associates, L.P.                                              RI
          1850 Second Avenue Associates, L.P.                             NY
          R.P.P. Limited Dividend Housing                                 MI
          Williamsburg Residential II, L.P.                               KS
          West 104th Street Associates L.P.                               NY
          South Toledo Associates, LTD.                                   OH
          Dunlap School Venture                                           PA
          Brewery Renaissance Associates                                  NY
          Art Apartments Associates                                       PA
          The Village at Carriage Hills, LTD.                             TN
          Mountainview Apartments, LTD.                                   TN
          The Park Village, Limited                                       MS
          River Oaks Apartments, LTD.                                     AL
          Forrest Ridge Apartments, LTD.                                  AR
          The Hearthside Limited Dividend Housing Association
            Limited Partnership                                           MI
          Redemptorist Limited Partnership                                LA
          Lake Forest Estates II, LTD.                                    AL
          Broadway Townhouses L.P.                                        NJ
          Puerto Rico Historic Zone Limited Dividend Partnership          PR
          Citrus Meadows Apartments, LTD.                                 FL
          Sartain School Venture                                          PA
          Driftwood Terrace Associates, LTD.                              FL
          Holly Hill, LTD.                                                TN
          Mayfair Apartments LTD.                                         TN
          Foxcroft Apartments LTD.                                        AL
          Canterbury Apartments, LTD.                                     MS
          Cutler Canal III Associates, LTD.                               FL
          Callaway Village, LTD.                                          TN
          Commerce Square Apartments Associates L.P.                      DE
          West 132nd Development Partnership                              NY
          L.I.H. Chestnut Associates, L.P.                                PA
          Diamond Phase II Venture                                        PA
          Bookbindery Associates                                          PA
          The Hamlet, LTD.                                                FL
          Knob Hill Apartments, LTD.                                      TN
          Conifer James Street Associates                                 NY
          Longfellow Heights Apartments, L.P.                             MO

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                              By: RELATED CREDIT PROPERTIES III L.P.,
                                  a General Partner


                                  By: Related Credit Properties III Inc.,
                                      its general partner


Date:  June 29, 2007
       -------------
                                      By: /s/ Robert L. Levy
                                          ------------------
                                          Robert L. Levy
                                          Chief Financial Officer



Date:  June 29, 2007
       -------------
                                      By: /s/ Andrew J. Weil
                                          ------------------
                                          Andrew J. Weil
                                          President and Chief Executive Officer


                              By: LIBERTY GP III INC.,
                                  a General Partner



Date:  June 29, 2007
       -------------
                                  By: /s/ Robert L. Levy
                                      ------------------
                                      Robert L. Levy
                                      Chief Financial Officer



Date:  June 29, 2007
       -------------
                                  By: /s/ Andrew J. Weil
                                      ------------------
                                      Andrew J. Weil
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                                    Title                                     Date
------------------    --------------------------------------------------------------    -------------
                      Chief Financial Officer of Related Credit Properties III Inc.,
/s/ Robert L. Levy    (a general partner of Related Credit Properties III L.P.) (a
------------------    General Partner of Registrant)) and Liberty GP III, Inc. (a       June 29, 2007
Robert L. Levy        General Partner of Registrant)                                    -------------

                      President and Chief Executive Officer of Related Credit
/s/ Andrew J. Weil    Properties III Inc., (a general partner of Related Credit
------------------    Properties III L.P.) (a General Partner of Registrant)) and       June 29, 2007
Andrew J. Weil        Liberty GP III, Inc. (a General Partner of Registrant)            -------------

                      Treasurer of Related Credit Properties III Inc., (a general
/s/ Glenn F. Hopps    partner of Related Credit Properties III L.P.) (a General
------------------    Partner of Registrant)) and Liberty GP III, Inc. (a General       June 29, 2007
Glenn F. Hopps        Partner of Registrant)                                            -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, Chief Financial Officer, hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2007 of Liberty Tax Credit III L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions).

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



         Date:  June 29, 2007
                -------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, President and Chief Executive Officer, hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2007 of Liberty Tax Credit III L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions).

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



         Date:  June 29, 2007
                -------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus III L.P. on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By: /s/ Robert L. Levy                              By:  /s/ Andrew J. Weil
    ------------------                                   ------------------
    Robert L. Levy                                       Andrew J. Weil
    Chief Financial Officer                              Chief Executive Officer
    June 29, 2007                                        June 29, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 29, 2007 on page 20, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2006, 2005 and 2004 Fiscal Years and
Schedule III at March 31, 2007. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated  financial  statements  include the
financial   statements  of  six  subsidiary   partnerships   with   significant
contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $(3,726,984) (Fiscal 2006), $(5,549,636) (Fiscal 2005) and $(5,111,773) (Fiscal 2004), and their assets aggregated $23,363,604 and $29,970,295 at March 31, 2007 and 2006, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 29 2007

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                 March 31,
                                                        -------------------------
                                                            2007          2006
                                                        -----------   -----------
Cash and cash equivalents                               $10,351,395   $ 2,442,687
Cash held in escrow                                          58,081        58,081
Investment and advances in subsidiary partnerships        3,825,766    13,462,551
Other assets                                                312,641       289,971
                                                        -----------   -----------

Total assets                                            $14,547,883   $16,253,290
                                                        ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                   $ 7,994,517   $12,027,691
Other liabilities                                           801,474     1,784,449
                                                        -----------   -----------

Total liabilities                                         8,795,991    13,812,140

Partners' equity                                          5,751,892     2,441,150
                                                        -----------   -----------

Total liabilities and partners' equity                  $14,547,883   $16,253,290
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                               Years Ended March 31,
                                                    -----------------------------------------
                                                        2007           2006           2005
                                                    -----------    -----------    -----------
Revenues

Other income                                        $   355,022    $    29,796    $     5,382
                                                    -----------    -----------    -----------

Expenses

General and administrative                              469,421        335,904        190,898
General and administrative-related parties            1,261,407      1,738,515      1,563,212
                                                    -----------    -----------    -----------

Total expenses                                        1,730,828      2,074,419      1,754,110
                                                    -----------    -----------    -----------

Loss from operations                                 (1,375,806)    (2,044,623)    (1,748,728)

Distribution income of subsidiary partnerships in
   excess of investments                              1,961,405      1,558,256         76,021

Gain (loss) on sale of investment in subsidiary
   partnership                                        5,451,388     (1,397,058)     2,124,097

Equity in gain (loss) of subsidiary partnerships*       895,762       (905,851)    (5,394,351)
                                                    -----------    -----------    -----------

Net income (loss)                                   $ 6,932,749    $(2,789,276)   $(4,942,961)
                                                    ===========    ===========    ===========

* Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(5,646,908), $(4,623,090) and $(2,214,646) for 2007, 2006, and 2005, respectively.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Years Ended March 31,
                                                                 --------------------------------------------
                                                                     2007            2006             2005
                                                                 ------------    ------------    ------------
Cash flows from operating activities:

Net income (loss)                                                $  6,932,749    $ (2,789,276)   $ (4,942,961)
                                                                 ------------    ------------    ------------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of investment in subsidiary partnership        (5,451,388)      1,397,058      (2,124,097)
Distribution income from subsidiary partnerships in excess of
  investments                                                      (1,961,405)     (1,558,256)        (76,021)
(Increase) decrease in assets:
Other assets                                                          (22,670)         70,519         159,410
Increase (decrease) in liabilities:
Due to general partners and affiliates                               (628,353)       (473,490)      1,036,561
Other liabilities                                                    (918,094)      1,729,553          (8,606)
                                                                 ------------    ------------    ------------
Total adjustments                                                  (8,981,910)      1,165,384      (1,012,753)
                                                                 ------------    ------------    ------------

Net cash used in operating activities                              (2,049,161)     (1,623,892)     (5,955,714)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership          1,800,000         834,950         690,645
Equity in (gain) loss of subsidiary partnerships                     (895,762)        905,851       5,394,351
Distributions from subsidiary partnerships                         15,983,381       2,524,511         399,328
Investments and advances in subsidiary partnerships                    97,078        (624,136)       (634,014)
Distributions to partners                                          (7,026,828)              0               0
Decrease in cash held in escrow- purchase price payments                    0          72,000          29,516
                                                                 ------------    ------------    ------------

Net cash provided by investing activities                           9,957,869       3,713,176       5,879,826
                                                                 ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                7,908,708       2,089,284         (75,888)

Cash and cash equivalents, beginning of year                        2,442,687         353,403         429,291
                                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year                           $ 10,351,395    $  2,442,687    $    353,403
                                                                 ============    ============    ============

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007

                                                                Initial Cost to Partnership
                                                               -----------------------------
                                                                                                Cost Capitalized
                                                                                                  Subsequent to
                                                                               Buildings and       Acquisition:
             Description                       Encumbrances        Land        Improvements       Improvements
-------------------------------------------    ------------    ------------    -------------    ----------------
C.V. Bronx Associates, L.P.
  Bronx, NY (j)                                $          0    $  1,705,800    $           0     $   4,208,696
Michigan Rural Housing Limited Partnership
 Michigan (f)(j)(k)                               2,335,852         141,930        4,013,207          (767,467)
Jefferson Limited Partnership
 Shreveport, LA                                   1,357,022          65,000        3,289,429          (472,178)
Inter-Tribal Indian Village Housing
 Development Associates, L.P.
 Providence, RI                                   1,625,678          36,643        3,290,524           459,217
RBM Associates
 Philadelphia, PA (h)(j)                                  0               0        1,590,733        (1,590,733)
Glenbrook Associates
 Atglen, PA (h)(j)                                        0         137,000        2,833,081        (2,970,081)
Affordable Flatbush Associates
 Brooklyn, NY (g)(j)(k)                                   0               0        2,551,365        (2,551,365)
Barclay Village II, LTD
 Chambersburg, PA (h)(j)(k)                               0         204,825        3,249,918        (3,454,743)
1850 Second Avenue Associates, L.P.
 New York, NY (j)                                         0         920,472        6,262,968        (7,158,440)
R.P.P. Limited Dividend Housing
 Detroit, MI                                     21,280,000               0       29,051,380        (9,469,271)
Williamsburg Residential II, L.P.
 Wichita, KS (l)                                  1,385,925         358,305        2,713,872        (1,211,361)
West 104th Street Associates, L.P.
 New York, NY                                             0               0                0         3,267,800
Meredith Apartments, LTD
 Salt Lake City, UT (e) (f)                               0          40,000        1,500,117        (1,540,117)
Ritz Apartments, LTD
 Salt Lake City, UT (e) (f)                               0          59,760          592,704          (652,464)
Ashby Apartments, LTD
 Salt Lake City, UT (e) (f)                               0          50,850          549,611          (600,461)
South Toledo Associates, LTD
 Toledo, OH                                         855,821          47,571        1,411,386            54,391
Dunlap School Venture
 Philadelphia, PA                                 2,418,010           5,352        4,522,721           182,220
Philipsburg Elderly Housing Associates
 Philipsburg, PA (h)(j)                                   0          45,000        4,092,500        (4,137,500)
Franklin Elderly Housing Associates
 Franklin, PA (h)(j)                                      0         165,000        2,594,447        (2,759,447)
Wade D. Mertz Elderly Housing Associates
 Sharpsville, PA (h)(j)                                   0          65,000        4,234,049        (4,299,049)
Lancashire Towers Associates L.P.
 Cleveland, OH (f)(h)(j)                                  0         265,000        6,871,575        (7,136,575)
Northwood Associates Limited Partnership
 Toledo, OH (c)                                           0         200,000        4,065,856        (4,265,856)
Brewery Renaissance Associates
 Middletown, NY                                   3,375,000          77,220          102,780         6,447,745
Brandywine Court Associates, L.P.
 Jacksonville, FL (g)(j)                                  0          78,000        1,960,262        (2,038,262)
Art Apartments Associates
 Philadelphia, PA                                   986,097          13,695        2,713,615           117,366

                                               Gross Amount at which Carried at close of Period
                                               ------------------------------------------------


                                                                 Buildings and                      Accumulated
             Description                           Land          Improvements         Total        Depreciation
-------------------------------------------    -------------    --------------    -------------    ------------
C.V. Bronx Associates, L.P.
  Bronx, NY (j)                                $   1,432,718     $   4,481,778    $   5,914,496    $  2,541,218
Michigan Rural Housing Limited Partnership
 Michigan (f)(j)(k)                                   94,540         3,293,130        3,387,670       1,737,895
Jefferson Limited Partnership
 Shreveport, LA                                       71,786         2,810,465        2,882,251       1,954,739
Inter-Tribal Indian Village Housing
 Development Associates, L.P.
 Providence, RI                                       43,429         3,742,955        3,786,384       2,131,069
RBM Associates
 Philadelphia, PA (h)(j)                                   0                 0                0               0
Glenbrook Associates
 Atglen, PA (h)(j)                                         0                 0                0               0
Affordable Flatbush Associates
 Brooklyn, NY (g)(j)(k)                                    0                 0                0               0
Barclay Village II, LTD
 Chambersburg, PA (h)(j)(k)                                0                 0                0               0
1850 Second Avenue Associates, L.P.
 New York, NY (j)                                          0            25,000           25,000               0
R.P.P. Limited Dividend Housing
 Detroit, MI                                           6,786        19,575,323       19,582,109      11,536,046
Williamsburg Residential II, L.P.
 Wichita, KS (l)                                     362,484         1,498,332        1,860,816         851,706
West 104th Street Associates, L.P.
 New York, NY                                          6,787         3,261,013        3,267,800       1,697,203
Meredith Apartments, LTD
 Salt Lake City, UT (e) (f)                                0                 0                0               0
Ritz Apartments, LTD
 Salt Lake City, UT (e) (f)                                0                 0                0               0
Ashby Apartments, LTD
 Salt Lake City, UT (e) (f)                                0                 0                0               0
South Toledo Associates, LTD
 Toledo, OH                                           51,677         1,461,671        1,513,348         628,720
Dunlap School Venture
 Philadelphia, PA                                      9,458         4,700,835        4,710,293       1,958,032
Philipsburg Elderly Housing Associates
 Philipsburg, PA (h)(j)                                    0                 0                0               0
Franklin Elderly Housing Associates
 Franklin, PA (h)(j)                                       0                 0                0               0
Wade D. Mertz Elderly Housing Associates
 Sharpsville, PA (h)(j)                                    0                 0                0               0
Lancashire Towers Associates L.P.
 Cleveland, OH (f)(h)(j)                                   0                 0                0               0
Northwood Associates Limited Partnership
 Toledo, OH (c)                                            0                 0                0               0
Brewery Renaissance Associates
 Middletown, NY                                       81,326         6,546,419        6,627,745       3,651,231
Brandywine Court Associates, L.P.
 Jacksonville, FL (g)(j)                                   0                 0                0               0
Art Apartments Associates
 Philadelphia, PA                                     17,801         2,826,875        2,844,676       1,728,027

                                                                                Life on which
                                                                               Depreciation in
                                                 Year of                        Latest Income
                                               Construction/       Date          Statement is
             Description                        Renovation       Acquired       Computed(a)(b)
-------------------------------------------    ------------    ------------    ----------------
C.V. Bronx Associates, L.P.
  Bronx, NY (j)                                        1990       June 1989      15-27.5 years
Michigan Rural Housing Limited Partnership
 Michigan (f)(j)(k)                                    1989      Sept. 1989         27.5 years
Jefferson Limited Partnership
 Shreveport, LA                                        1990       Dec. 1989         27.5 years
Inter-Tribal Indian Village Housing
 Development Associates, L.P.
 Providence, RI                                        1989       Oct. 1989         27.5 years
RBM Associates
 Philadelphia, PA (h)(j)                               1989       Dec. 1989           40 years
Glenbrook Associates
 Atglen, PA (h)(j)                                     1989       Nov. 1989       3-27.5 years
Affordable Flatbush Associates
 Brooklyn, NY (g)(j)(k)                                1989       Dec. 1989         27.5 years
Barclay Village II, LTD
 Chambersburg, PA (h)(j)(k)                            1989       Nov. 1989       5-27.5 years
1850 Second Avenue Associates, L.P.
 New York, NY (j)                                      1989       Nov. 1989         27.5 years
R.P.P. Limited Dividend Housing
 Detroit, MI                                           1989       Nov. 1989      27-31.5 years
Williamsburg Residential II, L.P.
 Wichita, KS (l)                                       1989       Nov. 1989           40 years
West 104th Street Associates, L.P.
 New York, NY                                          1990       Dec. 1989         27.5 years
Meredith Apartments, LTD
 Salt Lake City, UT (e) (f)                            1989       Aug. 1989         27.5 years
Ritz Apartments, LTD
 Salt Lake City, UT (e) (f)                            1989       Aug. 1989         27.5 years
Ashby Apartments, LTD
 Salt Lake City, UT (e) (f)                            1989       Aug. 1989         27.5 years
South Toledo Associates, LTD
 Toledo, OH                                            1988       Jan. 1990           40 years
Dunlap School Venture
 Philadelphia, PA                                      1989       Jan. 1990           40 years
Philipsburg Elderly Housing Associates
 Philipsburg, PA (h)(j)                                1990       Feb. 1990      15-27.5 years
Franklin Elderly Housing Associates
 Franklin, PA (h)(j)                                   1989       Feb. 1990         7-24 years
Wade D. Mertz Elderly Housing Associates
 Sharpsville, PA (h)(j)                                1989       Feb. 1990         27.5 years
Lancashire Towers Associates L.P.
 Cleveland, OH (f)(h)(j)                               1989       Feb. 1990         27.5 years
Northwood Associates Limited Partnership
 Toledo, OH (c)                                        1989       Feb. 1990         27.5 years
Brewery Renaissance Associates
 Middletown, NY                                        1990       Feb. 1990         27.5 years
Brandywine Court Associates, L.P.
 Jacksonville, FL (g)(j)                               1988       Nov. 1989       7-27.5 years
Art Apartments Associates
 Philadelphia, PA                                      1990       Mar. 1990         27.5 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                  (continued)

                                                                Initial Cost to Partnership
                                                               -----------------------------
                                                                                                Cost Capitalized
                                                                                                  Subsequent to
                                                                               Buildings and       Acquisition:
             Description                       Encumbrances        Land        Improvements       Improvements
-------------------------------------------    ------------    ------------    -------------    ----------------
The Village at Carriage Hills, LTD
 Clinton, TN                                      1,427,471          86,663        1,753,799           163,542
Mountainview Apartments, LTD,
 Newport, TN                                      1,015,273          49,918        1,254,182           138,383
The Park Village, Limited
 Jackson, MS                                        301,305          44,102          749,940            95,493
River Oaks Apartments, LTD
 Oneonta, AL                                      1,038,169          80,340        1,221,336            99,400
Forrest Ridge Apartments, LTD
 Forrest City, AR                                 1,043,996          36,000        1,016,647           342,022
The Hearthside Limited Dividend Housing
 Associates Limited Partnership
 Portage, MI                                      2,654,521         242,550        4,667,594           126,755
Redemptorist L.P.
 New Orleans, LA                                  2,591,385               0        6,497,259           279,736
Manhattan A Associates
 New York, NY (j)                                         0       1,092,959        5,991,888        (7,084,847)
Broadhurst Willows, L.P.
 New York, NY (j)                                         0         102,324        5,151,039        (5,253,363)
Weidler Associates Limited Partnership
 Portland, OR (j)                                         0         225,000                0          (225,000)
Gentle Pines/West Columbia Associates, L.P.
 Columbia, SC (i)(j)                                      0         327,650        4,276,739        (4,604,389)
Lake Forest Estates II, LTD
 Livingston, AL                                     939,616          21,623        1,182,480            92,065
Las Camelias L.P.
 Rio Piedras, PR (h)(j)                                   0         249,000            6,400          (255,400)
WPL Associates XIIII
 Portland, OR (e)(f)                                      0               0        3,721,763        (3,721,763)
Broadway Townhouses L.P.
 Camden, NJ                                      10,319,320         163,000        5,120,066        14,430,086
Puerto Rico Historic Zone Limited Dividend
 Partnership
 San Juan, PR (k)                                 4,025,000               0                0         6,506,747
Citrus Meadows Apartments, LTD
 Bradenton, FL                                    7,250,601         610,073                0         9,618,964
Sartain School Venture
 Philadelphia, PA                                 1,872,623           3,883        3,486,875            33,284
Driftwood Terrace Associates, LTD
 Ft. Lauderdale, FL (l)                           6,420,816         270,000        7,753,765           345,795
Holly Hill, LTD
 Greenville, TN                                   1,351,213          50,000        1,631,820           188,326
Mayfair Apartments LTD
 Morristown, TN                                   1,336,067          50,000        1,614,861           166,611
Foxcroft Apartments LTD
 Troy, AL                                         1,204,641          75,000        1,382,973           161,632
Canterbury Apartments, LTD
 Indianola, MS                                    1,384,857          33,000        1,738,871           147,372
Cutler Canal III Associates, LTD
 Miami, FL (k)                                    7,171,761       1,269,265                0        12,579,285
Jefferson Place L.P.
 Olathe, KS (d)                                           0         531,063       13,477,553       (14,008,616)

                                               Gross Amount at which Carried at close of Period
                                               ------------------------------------------------


                                                                 Buildings and                      Accumulated
             Description                           Land          Improvements         Total        Depreciation
-------------------------------------------    -------------    --------------    -------------    ------------
The Village at Carriage Hills, LTD
 Clinton, TN                                          90,769         1,913,235        2,004,004       1,160,176
Mountainview Apartments, LTD,
 Newport, TN                                          54,024         1,388,459        1,442,483         863,098
The Park Village, Limited
 Jackson, MS                                          48,208           841,327          889,535         533,887
River Oaks Apartments, LTD
 Oneonta, AL                                          84,446         1,316,630        1,401,076         598,993
Forrest Ridge Apartments, LTD
 Forrest City, AR                                     40,106         1,354,563        1,394,669         517,138
The Hearthside Limited Dividend Housing
 Associates Limited Partnership
 Portage, MI                                         246,656         4,790,243        5,036,899       3,289,179
Redemptorist L.P.
 New Orleans, LA                                       4,106         6,772,889        6,776,995       3,920,231
Manhattan A Associates
 New York, NY (j)                                          0                 0                0               0
Broadhurst Willows, L.P.
 New York, NY (j)                                          0                 0                0               0
Weidler Associates Limited Partnership
 Portland, OR (j)                                          0                 0                0               0
Gentle Pines/West Columbia Associates, L.P.
 Columbia, SC (i)(j)                                       0                 0                0               0
Lake Forest Estates II, LTD
 Livingston, AL                                       25,729         1,270,439        1,296,168         553,860
Las Camelias L.P.
 Rio Piedras, PR (h)(j)                                    0                 0                0               0
WPL Associates XIIII
 Portland, OR (e)(f)                                       0                 0                0               0
Broadway Townhouses L.P.
 Camden, NJ                                          167,106        19,546,046       19,713,152       9,515,861
Puerto Rico Historic Zone Limited Dividend
 Partnership
 San Juan, PR (k)                                    152,736         6,354,011        6,506,747       3,532,565
Citrus Meadows Apartments, LTD
 Bradenton, FL                                       812,609         9,416,428       10,229,037       5,566,905
Sartain School Venture
 Philadelphia, PA                                      7,989         3,516,053        3,524,042       1,532,119
Driftwood Terrace Associates, LTD
 Ft. Lauderdale, FL (l)                              274,106         8,095,454        8,369,560       5,523,609
Holly Hill, LTD
 Greenville, TN                                       54,106         1,816,040        1,870,146       1,063,756
Mayfair Apartments LTD
 Morristown, TN                                       54,106         1,777,366        1,831,472         788,149
Foxcroft Apartments LTD
 Troy, AL                                             79,106         1,540,499        1,619,605         692,562
Canterbury Apartments, LTD
 Indianola, MS                                        37,106         1,882,137        1,919,243         823,644
Cutler Canal III Associates, LTD
 Miami, FL (k)                                     1,269,401        12,579,149       13,848,550       4,838,931
Jefferson Place L.P.
 Olathe, KS (d)                                            0                 0                0               0


                                                                                Life on which
                                                                               Depreciation in
                                                 Year of                        Latest Income
                                               Construction/       Date          Statement is
             Description                        Renovation       Acquired       Computed(a)(b)
-------------------------------------------    ------------    ------------    ----------------
The Village at Carriage Hills, LTD
 Clinton, TN                                           1990       Mar. 1990        25-40 years
Mountainview Apartments, LTD,
 Newport, TN                                           1990       Mar. 1990        25-40 years
The Park Village, Limited
 Jackson, MS                                           1990       Mar. 1990        25-40 years
River Oaks Apartments, LTD
 Oneonta, AL                                           1990       Mar. 1990        25-40 years
Forrest Ridge Apartments, LTD
 Forrest City, AR                                      1990       Mar. 1990        25-40 years
The Hearthside Limited Dividend Housing
 Associates Limited Partnership
 Portage, MI                                           1990       Mar. 1990      15-27.5 years
Redemptorist L.P.
 New Orleans, LA                                       1990       Mar. 1990         27.5 years
Manhattan A Associates
 New York, NY (j)                                      1990       Apr. 1990         27.5 years
Broadhurst Willows, L.P.
 New York, NY (j)                                      1990       Apr. 1990        10-25 years
Weidler Associates Limited Partnership
 Portland, OR (j)                                      1990        May 1990      15-27.5 years
Gentle Pines/West Columbia Associates, L.P.
 Columbia, SC (i)(j)                                   1990       June 1990         27.5 years
Lake Forest Estates II, LTD
 Livingston, AL                                        1990       June 1990        25-40 years
Las Camelias L.P.
 Rio Piedras, PR (h)(j)                                1990       June 1990         27.5 years
WPL Associates XIIII
 Portland, OR (e)(f)                                   1990       July 1990         27.5 years
Broadway Townhouses L.P.
 Camden, NJ                                            1990       July 1990         27.5 years
Puerto Rico Historic Zone Limited Dividend
 Partnership
 San Juan, PR (k)                                      1990       Aug. 1990         27.5 years
Citrus Meadows Apartments, LTD
 Bradenton, FL                                         1990       July 1990         27.5 years
Sartain School Venture
 Philadelphia, PA                                      1990       Aug. 1990        15-40 years
Driftwood Terrace Associates, LTD
 Ft. Lauderdale, FL (l)                                1989      Sept. 1990         27.5 years
Holly Hill, LTD
 Greenville, TN                                        1990       Oct. 1990        25-40 years
Mayfair Apartments LTD
 Morristown, TN                                        1990       Oct. 1990        25-40 years
Foxcroft Apartments LTD
 Troy, AL                                              1990       Oct. 1990        25-40 years
Canterbury Apartments, LTD
 Indianola, MS                                         1990       Oct. 1990        25-40 years
Cutler Canal III Associates, LTD
 Miami, FL (k)                                         1990       Oct. 1990           40 years
Jefferson Place L.P.
 Olathe, KS (d)                                        1990       Oct. 1990           19 years

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                  (continued)

                                                                Initial Cost to Partnership
                                                               -----------------------------
                                                                                                Cost Capitalized
                                                                                                  Subsequent to
                                                                               Buildings and       Acquisition:
             Description                       Encumbrances        Land        Improvements       Improvements
-------------------------------------------    ------------    ------------    -------------    ----------------
Callaway Village, LTD
 Clinton, TN                                      1,357,688          66,000        1,613,920           145,143
Commerce Square Apartments Associates L.P.
 Smyrna, DE                                       2,805,163         303,837                0         4,854,444
West 132nd Development Partnership
 New York, NY (l)                                 1,279,575               0                0         2,652,002
Site H Development Co.
 Brooklyn, NY (g)(j)(k)                                   0               0        1,346,000        (1,346,000)
L.I.H. Chestnut Associates, L.P.
 Philadelphia, PA                                 5,591,055         752,000          693,995         6,612,632
Diamond Phase II Venture
 Philadelphia, PA                                 1,730,945               0                0         1,084,764
Bookbindery Associates
 Philadelphia, PA                                 1,479,471               0                0         3,867,983
The Hamlet, LTD
 Boynton, FL (l)                                  8,167,538       1,180,482                0        13,600,666
Stop 22 Limited Partnership
 Santurce, PR (h)(j)(k)                                   0               0        4,025,481        (4,025,481)
Knob Hill Apartments, LTD
 Greenville, TN                                   1,441,658          75,085                0         1,861,443
Conifer James Street Associates
 Syracuse, NY (l)                                 1,782,733          57,034                0         4,571,442
Longfellow Heights Apartments, L.P.
 Kansas City, MO                                  3,793,365               0        7,739,692           260,964
Less:  Discontinued operations and
dispositions                                    (32,569,200)     (9,210,656)     (81,949,340)       29,185,531
                                               ------------    ------------    -------------    ----------------

                                               $ 85,828,031    $  3,519,618    $ 101,225,698     $  31,349,718
                                               ============    ============    =============     =============
                                               Gross Amount at which Carried at close of Period
                                               ------------------------------------------------


                                                                 Buildings and                      Accumulated
             Description                           Land          Improvements         Total        Depreciation
-------------------------------------------    -------------    --------------    -------------    ------------
Callaway Village, LTD
 Clinton, TN                                          70,106         1,754,957        1,825,063         786,681
Commerce Square Apartments Associates L.P.
 Smyrna, DE                                          307,943         4,850,338        5,158,281       1,849,828
West 132nd Development Partnership
 New York, NY (l)                                     13,106         2,638,896        2,652,002       1,078,205
Site H Development Co.
 Brooklyn, NY (g)(j)(k)                                    0                 0                0               0
L.I.H. Chestnut Associates, L.P.
 Philadelphia, PA                                    759,229         7,299,398        8,058,627       3,323,818
Diamond Phase II Venture
 Philadelphia, PA                                     22,081         1,062,683        1,084,764         132,328
Bookbindery Associates
 Philadelphia, PA                                     29,105         3,838,878        3,867,983       1,495,044
The Hamlet, LTD
 Boynton, FL (l)                                   1,184,587        13,596,561       14,781,148       7,437,784
Stop 22 Limited Partnership
 Santurce, PR (h)(j)(k)                                    0                 0                0               0
Knob Hill Apartments, LTD
 Greenville, TN                                       79,190         1,857,338        1,936,528         787,277
Conifer James Street Associates
 Syracuse, NY (l)                                     61,139         4,567,337        4,628,476       2,610,067
Longfellow Heights Apartments, L.P.
 Kansas City, MO                                         206         8,000,450        8,000,656       3,335,961
Less:  Discontinued operations and
dispositions                                      (4,844,817)      (57,129,648)     (61,974,465)    (30,151,987)
                                               -------------    --------------    -------------    ------------

                                               $   3,363,082      $132,731,952    $ 136,095,034    $ 68,415,555
                                               =============     =============    =============    ============

                                                                               Life on which
                                                                              Depreciation in
                                                Year of                        Latest Income
                                               Construction/      Date          Statement is
             Description                       Renovation       Acquired       Computed(a)(b)
-------------------------------------------    -----------    ------------    ----------------
Callaway Village, LTD
 Clinton, TN                                          1990       Nov. 1990        25-40 years
Commerce Square Apartments Associates L.P.
 Smyrna, DE                                           1990       Dec. 1990           40 years
West 132nd Development Partnership
 New York, NY (l)                                     1990       Dec. 1990           40 years
Site H Development Co.
 Brooklyn, NY (g)(j)(k)                               1990       Dec. 1990         27.5 years
L.I.H. Chestnut Associates, L.P.
 Philadelphia, PA                                     1990       Dec. 1990           35 years
Diamond Phase II Venture
 Philadelphia, PA                                     1990       Dec. 1990           40 years
Bookbindery Associates
 Philadelphia, PA                                     1990       Dec. 1990           40 years
The Hamlet, LTD
 Boynton, FL (l)                                      1990       Dec. 1990         27.5 years
Stop 22 Limited Partnership
 Santurce, PR (h)(j)(k)                               1990       Dec. 1990    27.5-31.5 years
Knob Hill Apartments, LTD
 Greenville, TN                                       1990       Dec. 1990        25-40 years
Conifer James Street Associates
 Syracuse, NY (l)                                     1990       Dec. 1990      15-27.5 years
Longfellow Heights Apartments, L.P.
 Kansas City, MO                                      1991       Mar. 1991        15-40 years

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years.
(b) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.
(c) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2002.
(d) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004.
(e) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2005.
(f) These properties are included in discontinued operations for the year ended March 31, 2005.
(g) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006.
(h) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2006.
(i) The deed to the property and the related assets and liabilities was transferred in lieu of foreclosure during the fiscal year ended March 31, 2006.
(j) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007.
(k) The Partnership's Limited Partnership Interest was sold during the fiscal year ended March 31, 2007.
(l) These properties are included in discontinued operations for the year ended March 31, 2007.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                   (continued)

                                              Cost of Property and Equipment                Accumulated Depreciation
                                        ------------------------------------------  ------------------------------------------
                                                                         Years Ended March 31,
                                        --------------------------------------------------------------------------------------
                                            2007           2006           2005          2007           2006           2005
                                        ------------   ------------   ------------  ------------   ------------   ------------
Balance at beginning of period          $200,667,241   $267,777,750   $287,154,294  $ 96,212,530   $121,873,369   $123,219,520
Additions during period:
Improvements                               1,008,288      1,088,615      1,649,756
Depreciation expense                                                                   6,808,217      8,776,562      9,669,056
Deductions during period:
Discontinued operations, dispositions,
 and impairments                         (65,580,495)   (68,199,124)   (21,026,300)  (34,605,192)   (34,437,401)   (11,015,207)
                                        ------------   ------------   ------------  ------------   ------------   ------------
Balance at close of period              $136,095,034   $200,667,241   $267,777,750  $ 68,415,555   $ 96,212,530   $121,873,369
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