Form 10-Q
period 2007-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2007-08-13
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                June 30,        March 31,
                                                                                  2007            2007
                                                                             -------------    -------------
                                                                              (Unaudited)       (Audited)
                                                      ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation
     of $66,909,805 and $68,415,555, respectively                            $  64,838,658    $  67,679,479
   Cash and cash equivalents                                                    11,953,152        5,256,344
   Cash held in escrow                                                           5,286,730        5,191,046
   Deferred costs, net of accumulated amortization of $1,192,966 and
     $1,226,338, respectively                                                    1,261,376        1,354,307
   Other assets                                                                  1,269,432        1,374,292
                                                                             -------------    -------------

Total operating assets                                                          84,609,348       80,855,468
                                                                             -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated
     depreciation of $20,185,652 and $30,151,980, respectively                  16,325,396       31,822,485
   Net assets held for sale                                                      3,001,303        4,864,203
                                                                             -------------    -------------
Total assets from discontinued operations                                       19,326,699       36,686,688
                                                                             -------------    -------------

Total assets                                                                 $ 103,936,047    $ 117,542,156
                                                                             =============    =============

                                         LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
   Mortgage notes payable                                                    $  83,501,487    $  85,828,031
   Due to debt guarantor                                                        64,813,250       63,943,133
   Accounts payable                                                              4,553,584          306,550
   Accrued interest payable                                                     16,811,075       16,747,001
   Security deposit payable                                                        648,789          669,329
   Due to local general partners and affiliates                                  4,826,344        5,445,990
   Due to general partners and affiliates                                        7,130,738        6,921,475
                                                                             -------------    -------------

Total operating liabilities                                                    182,285,267      179,861,509
                                                                             -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                               21,174,672       32,569,200
   Net liabilities held for sale including minority interest                     5,506,472       15,741,623
                                                                             -------------    -------------
Total liabilities from discontinued operations                                  26,681,144       48,310,823
                                                                             -------------    -------------

Minority interest                                                                 (660,158)        (420,360)
                                                                             -------------    -------------

Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners (139,101.5 BACs issued and outstanding)                   (105,559,923)    (111,299,062)
   General Partners                                                              1,189,717        1,089,246
                                                                             -------------    -------------

Total partners' deficit                                                       (104,370,206)    (110,209,816)
                                                                             -------------    -------------

Total liabilities and partners' deficit                                      $ 103,936,047    $ 117,542,156
                                                                             =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      2007          2006*
                                                                  -----------    -----------
Operations:

Revenues
Rental income                                                     $ 3,090,174    $ 3,150,906
Other                                                                 281,267        219,867
                                                                  -----------    -----------
Total Revenues                                                      3,371,441      3,370,773
                                                                  -----------    -----------

Expenses
General and administrative                                          1,123,540        888,845
General and administrative-related parties (Note 2)                   514,596        541,583
Operating                                                             504,749        479,152
Repairs and maintenance                                               749,292        537,026
Real estate taxes                                                     181,941        174,986
Insurance                                                             232,790        224,261
Interest                                                            1,890,399      1,867,939
Depreciation and amortization                                       1,135,027      1,150,255
                                                                  -----------    -----------

Total expenses                                                      6,332,334      5,864,047
                                                                  -----------    -----------

Loss from operations before minority interest                      (2,960,893)    (2,493,274)

Minority interest in loss of subsidiary partnerships
   from operations                                                    112,590         80,422
                                                                  -----------    -----------

Loss from operations                                               (2,848,303)    (2,412,852)

Discontinued operations:
Income from discontinued operations (including gain on
   sale of properties and minority interest)                        8,645,413      5,193,998
                                                                  -----------    -----------

Net income                                                        $ 5,797,110    $ 2,781,146
                                                                  ===========    ===========

Loss from operations-limited partners                             $(2,819,820)   $(2,388,723)
Income from discontinued operations (including gain on
   sale of properties and minority interest) - limited partners     8,558,959      5,142,058
                                                                  -----------    -----------

Net income- limited partners                                      $ 5,739,139    $ 2,753,335
                                                                  ===========    ===========

Number of BACs outstanding                                          139,101.5      139,101.5
                                                                  ===========    ===========

Loss from operations per BAC                                      $    (20.27)   $    (17.18)
Income from discontinued operations (including gain on
   sale of properties and minority interest) per BAC                    61.53          36.97
                                                                  -----------    -----------

Net income per BAC                                                $     41.26    $     19.79
                                                                  ===========    ===========

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                                     Limited         General
                                                     Total           Partners        Partners
                                                 -------------    -------------    -------------
Partners' (deficit) capital - April 1, 2007      $(110,209,816)   $(111,299,062)   $   1,089,246


Net income - Three months ended June 30, 2007        5,797,110        5,739,139           57,971

Contribution - write-off of related party debt          42,500                0           42,500
                                                 -------------    -------------    -------------

Partners' (deficit) capital - June 30, 2007      $(104,370,206)   $(105,559,923)   $   1,189,717
                                                 =============    =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                     2007            2006*
                                                                 ------------    ------------
Cash flows from operating activities:

Net income                                                       $  5,797,110    $  2,781,146
                                                                 ------------    ------------

Adjustments to reconcile net income to net cash used in operating activities:

Gain on sale of properties                                         (6,681,804)       (791,439)
Depreciation and amortization                                       1,380,593       1,815,829
Minority interest in loss of subsidiaries                          (2,586,152)     (5,612,681)
Increase (decrease) in accounts payable  and other liabilities        602,295        (452,219)
Increase in accrued interest payable                                  212,139         711,768
Decrease in security deposits payable                                 (14,812)       (162,112)
(Increase) decrease in cash held in escrow                           (187,104)        403,979
Decrease (increase) in other assets                                   209,472         (60,541)
(Decrease) increase in due to general partners and affiliates         (86,981)       (336,978)
Increase in due to local general partners and affiliates               38,200         244,793
Decrease in due to local general partners and affiliates             (183,030)         (9,248)
Increase in due to debt guarantor                                     870,117       1,232,059
                                                                 ------------    ------------
Total adjustments                                                  (6,427,067)     (3,016,790)
                                                                 ------------    ------------

Net cash used in operating activities                                (629,957)       (235,644)
                                                                 ------------    ------------

Cash flows from investing activities:

Acquisitions of property and equipment                                (76,939)       (131,297)
Proceeds from sale of properties                                   16,579,605       4,700,000
Costs paid relating to sale of properties                          (4,286,646)       (552,641)
Increase in cash held in escrow                                       197,906        (271,481)
                                                                 ------------    ------------

Net cash provided by (used in) investing activities                12,413,926       3,744,581
                                                                 ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                       (5,201,913)     (3,170,768)
Increase in deferred costs                                             (6,198)              0
Decrease in capitalization of consolidated subsidiaries
   attributable to minority interest                                 (410,107)              0
                                                                 ------------    ------------

Net cash used in financing activities                              (5,618,218)     (3,170,768)
                                                                 ------------    ------------

Net increase in cash and cash equivalents                           6,165,751         338,169

Cash and cash equivalents at beginning of period                    6,222,149       5,435,049
                                                                 ------------    ------------

Cash and cash equivalents at end of period**                     $ 12,387,900    $  5,773,218
                                                                 ============    ============

Summarized below are the components of the gain on sale of properties:

Proceeds from sale of properties                                 $(16,579,605)   $ (4,700,000)
Costs paid relating to sale of properties                           4,286,646         552,641
Property and equipment, net of accumulated depreciation            17,097,985       7,107,440
Prepaid expenses and other assets                                    (353,944)        249,225
Cash held in escrow                                                 1,392,050       1,702,293
Deferred costs                                                        112,887               0
Accounts payable and other liabilities                             (2,218,094)       (575,322)
Accrued interest payable                                           (1,588,417)         (1,311)
Security deposits payable                                            (313,533)        (41,448)
Mortgage notes payable                                             (8,519,159)    (10,130,036)
Due to local general partners and their affiliates                    (43,315)       (299,300)
Due to general partners and affiliates                             (2,919,743)        (47,500)
Capitalization of consolidated subsidiaries attributable to
   minority interest                                                2,964,438       5,391,879

*    Reclassified for comparative purposes.
**   Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents  from   discontinued   operations  of  $434,748  and  $330,346,
     respectively.

           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2007 and 2006, include the accounts of Liberty Tax Credit Plus III L.P. (the
"Partnership") and 40 and 46 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in all but one subsidiary partnership. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of June 30, 2007, the Partnership has disposed of thirty-one of its sixty-two original investments (see Note 3). In addition, as of June 30, 2007, the Partnership has entered into agreements for the sale of three Local Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were no such losses for the three months ended June 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2007, results of its operations and its cash flows for the three months ended June 30, 2007 and 2006. However, the operating results for the three months ended June 30, 2007 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 38 and 1 of the Local Partnerships, respectively, as of June 30, 2007. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of June 30, 2007 and March 31, 2007, the Partnership is owed approximately $2,408,000 and $2,337,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. As of June 30, 2007 and March 31, 2007, the Partnership has advanced these monies to four and three Local Partnerships, respectively, to fund their operations.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three months ended June 30, 2007 and 2006 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                      -----------------------
                                                         2007         2006*
                                                      ----------   ----------
Partnership management fees (a)                       $  250,000   $  287,500
Expense reimbursement (b)                                 90,737       71,231
Local administrative fee (d)                               9,126        8,440
                                                      ----------   ----------
Total general and administrative-General Partners        349,863      367,171
                                                      ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)      164,733      174,412
                                                      ----------   ----------
Total general and administrative-related parties      $  514,596   $  541,583
                                                      ==========   ==========

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2007 and 2006 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2007         2006*
                                                         ----------   ----------

Local administrative fee (d)                             $    7,760   $   13,810
                                                         ----------   ----------
Total general and administrative-General Partners             7,760       13,810
                                                         ----------   ----------
Property management fees incurred to affiliates of the
  Local General Partners (c)                                101,385      142,035
                                                         ----------   ----------

Total general and administrative-related parties         $  109,145   $  155,845
                                                         ==========   ==========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $8,053,000 and $7,803,000 were accrued and unpaid at June 30, 2007 and March 31, 2007. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

(c) The subsidiary partnerships incurred property management fees amounting to $341,575 and $453,053 for the three months ended June 30, 2007 and 2006, respectively. Of these fees, $266,118 and $316,447, respectively, were incurred to affiliates of the Local General Partners, which includes $101,385 and $142,035 of fees relating to discontinued operations.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the three months ended June 30, 2007, the Partnership sold its limited partnership interest in two Local Partnerships and the property and the related assets and liabilities of two Local Partnerships were sold. Through June 30, 2007, the Partnership has sold its limited partnership interest in eighteen Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of June 30, 2007, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships and one Local Partnership has entered into an agreement to sell its property and related assets and liabilities (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On June 26, 2007, the property and the related assets and liabilities of Conifer James Street Associates ("Schopfer") were sold to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the mortgage. The Partnership did not receive any distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,950,000. The sale resulted in a loss of approximately $109,000 resulting from the write-off of the basis in the property at the date of the sale, which will be recognized in the Partnership's Form 10-Q for the quarter ending September 30, 2007.

On June 26, 2007, the Partnership's limited partnership interest in South Toledo Associates, Ltd. ("South Toledo") was sold to the Local General Partner for a sales price of one dollar. The sale resulted in a loss of approximately $13,000 resulting from the write-off of the basis in the property at the date of sale of approximately $13,000, which will be recognized in the Partnership's Form 10-Q for the quarter ending September 30, 2007.

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership ("Jefferson") for a sales price of $1 plus 50% of

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


debt forgiveness which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009. During the year ended March 31, 2007, in accordance with SFAS No. 144, the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303. The sale resulted in a gain of approximately $1,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized in the Partnership's Form 10-Q for the quarter ending September 30, 2007.

On May 30, 2007, West 132nd Development Partnership ("Manhattan J") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000. The Partnership received $2,027,927 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,472,000. The sale resulted in a gain of approximately $1,675,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which will be recognized in the Partnership's Form 10-Q for the quarter ending September 30, 2007.

On March 21, 2007, the Partnership sold its limited partnership interest in Puerto Rico Historic Zone, Limited Dividend Partnership ("San Justo") to the Local General Partner for a sales price of $874,000. The Partnership received proceeds of $869,305 from this sale after closing costs of approximately $5,000. The sale resulted in a gain of approximately $3,309,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,440,000 at the date of the sale and the $869,305 cash received from the sale. The sale also resulted in a non-cash contribution from the Partnership to the Local General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local General Partner to an affiliate of the General Partner.

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. ("Cutler Canal") were sold to an affiliate of the General Partner for a sales price of $11,600,000. The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $7,976,000. The sale resulted in a gain of approximately $2,024,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On February 28, 2007, the Partnership sold its remaining limited partnership interest in Michigan Rural Housing Limited Partnership ("Michigan Rural") to an affiliate of the Local General Partner. The Partnership received $10 from this sale. The sale resulted in a gain of approximately $503,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale. On May 26, 2005, the Partnership had sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sale price of $100,000. The Partnership received proceeds of $100,000 from this sale, which resulted in a gain of $100,000.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue Associates, L.P. ("1850 Second Avenue") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used for the payment of closing costs. During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $3,126,707. The sale resulted in a gain of approximately $252,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution from the Partnership of approximately $3,342,000 to the General Partner as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner.

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens ("CV Bronx") were sold to an unaffiliated third party purchaser for a sales price of $4,770,000. The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000. The Partnership will receive an additional $800,000 in guaranteed deferred payments within the next three years. The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash distribution to the Partnership of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates ("Manhattan A") were sold to an unaffiliated third party purchaser for a sales price of $7,250,000. The Partnership received $3,950,202 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,300,000. The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $345,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $3,380,000. An adjustment to the gain of approximately $7,000 was recorded during the quarter ended June 30, 2007, resulting in an overall gain of approximately $3,387,000. The sale resulted in the liquidation of Manhattan A.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership ("Broadhurst") were sold to an unaffiliated third party purchaser for a sales price of $5,300,000. The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000. The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately ($142,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $2,029,000. An adjustment to the gain of approximately $20,000 was recorded during the quarter ended June 30, 2007, resulting in an overall gain of approximately $2,049,000. The sale resulted in the liquidation of Broadhurst.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


On June 5, 2006, Weidler Associates Limited Partnership ("Weidler") sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $1,900,000. The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000. The sale resulted in a gain of approximately $787,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately $(103,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $684,000. The sale resulted in the liquidation of Weidler.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445. The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000. The sale resulted in a gain of approximately $313,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale. An additional gain of approximately $134,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $447,000.

On March 28, 2006, the Local General Partner of Stop 22 Limited Partnership ("Stop 22") purchased the Partnership's remaining interest in Stop 22 for a sales price of $1,800,000. The Partnership received proceeds of $1,800,000 from this sale. The sale resulted in a gain of approximately $5,379,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $3,579,000 and $1,800,000 cash received from the sale.

On March 1, 2006, Affordable Flatbush Associates ("Affordable Flatbush") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000. The sale resulted in a gain of approximately $271,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An adjustment to the gain of approximately $(7,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $264,000. An adjustment to the gain of approximately $10,000 was recorded during the quarter ended June 30, 2007 resulting in an overall gain of approximately $274,000. The sale resulted in the liquidation of Affordable Flatbush.

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

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership ("Las Camelias") to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale resulted in a gain of approximately $2,828,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale. An adjustment to the gain of approximately $143,000 was recorded during the quarter ended June 30, 2007 resulting in an overall gain of approximately $2,971,000.


Note 4 - Assets Held for Sale

On March 15, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in The Hamlet, Ltd. ("Hamlet") to an affiliate of the Local General Partner for a sales price of $4,397,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in September 2007. No assurance can be given that the sale will actually occur. Hamlet is being held as an asset held for sale as of June 30, 2007. As of March 31, 2007, Hamlet had property and equipment, at cost, of approximately $14,765,000, accumulated depreciation of approximately $7,515,000 and mortgage debt of approximately $8,144,000.

On February 1, 2007, Williamsburg Residential II, L.P. ("Williamsburg II") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $1,799,654. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in December of 2007. Williamsburg II is being held as an asset held for sale as of June 30, 2007. As of March 31, 2007, Williamsburg II had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $831,000 and mortgage debt of approximately $1,379,000.

On July 1, 2006, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") to an affiliate of the Local General Partner for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending September 30, 2007. No assurance can be given that the sale will actually occur. Driftwood is being held as an asset held for sale as of June 30, 2007. As of March 31, 2007, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,501,000 and mortgage debt of approximately $6,399,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of June 30, 2007, Michigan Rural, Cutler Canal, 1850 Second Avenue, CV Bronx, San Justo, Schopfer, Manhattan J, South Toledo, Jefferson, Driftwood, Hamlet and Williamsburg II were classified as discontinued operations on the consolidated balance sheets. As of March 31, 2007, Broadhurst, Cutler Canal, Michigan Rural, Site H, Stop 22, Weidler, Manhattan A, 1850 Second Avenue, Driftwood, CV Bronx, Schopfer, Hamlet, Manhattan J, San Justo and Williamsburg II were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

                                                                June 30,     March 31,
                                                                  2007         2007
                                                              -----------   -----------
Assets
  Property and equipment - less accumulated depreciation of
    $20,185,652 and $30,151,980, respectively                 $16,325,396   $31,822,485
  Cash and cash equivalents                                       434,748       965,805
  Cash held in escrow                                             757,575     2,256,111
  Deferred costs, net of accumulated amortization of
    $620,536 and $1,001,285                                       448,088       530,727
  Other assets                                                  1,360,892     1,111,560
                                                              -----------   -----------
Total assets                                                  $19,326,699   $36,686,688
                                                              ===========   ===========

Liabilities
  Mortgage notes payable                                      $21,174,672   $32,569,200
  Accounts payable                                                773,151     6,641,137
  Accrued interest payable                                      1,767,494     3,207,846
  Security deposits payable                                       223,271       531,076
  Due to local general partners and affiliates                    543,074       111,573
  Due to general partners and affiliates                        1,568,048     4,826,537
  Minority interest                                               631,434       423,454
                                                              -----------   -----------
Total liabilities                                             $26,681,144   $48,310,823
                                                              ===========   ===========


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2007, Manhattan J, Jefferson, South Toledo and Schopfer, which were sold during the three months ended June 30, 2007, CV Bronx, Michigan Rural, 1850 Second Avenue, Cutler Canal and San Justo, which were sold during the year ended March 31, 2007, and Driftwood, Hamlet and Williamsburg II, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three months ended June 30, 2006, Weidler, which was sold during the three months ended June 30, 2006, Affordable Flatbush, Site H, Las Camelias and Stop 22, which were sold during the year ended March 31, 2006, Broadhurst, Cutler Canal, Manhattan A and Michigan Rural, which were classified as assets held for sale, and CV Bronx, 1850 Second Avenue, San Justo, Driftwood, Schopfer, Hamlet, South Toledo, Manhattan J, Jefferson and Williamsburg II, in order to present comparable results to the three months ended June 30, 2007, were all classified as discontinued operations on the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Consolidated Statements of Discontinued Operations:

                                                              Three Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2007            2006*
                                                         ------------    ------------
Revenues

Rental income                                            $  2,176,234    $  3,308,994
Other                                                         107,914          94,473
Gain on sale of properties                                  6,681,804         791,439
                                                         ------------    ------------
Total revenue                                               8,965,952       4,194,906
                                                         ------------    ------------

Expenses

General and administrative                                    475,678         954,738
General and administrative-related parties (Note 2)           109,145         155,845
Operating                                                     261,815         688,852
Repairs and maintenance                                       620,898         634,727
Real estate taxes                                             168,902         220,857
Insurance                                                     248,691         255,941
Interest                                                      663,406         956,633
Depreciation and amortization                                 245,566         665,574
                                                         ------------    ------------

Total expenses                                              2,794,101       4,533,167
                                                         ------------    ------------

Income (loss) before minority interest                      6,171,851        (338,261)
Minority interest in loss of subsidiaries from
  discontinued operations                                   2,473,562       5,532,259
                                                         ------------    ------------
Total income from discontinued operations                $  8,645,413    $  5,193,998
                                                         ============    ============

Income - limited partners from discontinued operations   $  8,558,959    $  5,142,058
                                                         ============    ============

Number of BACs outstanding                                  139,101.5       139,101.5
                                                         ============    ============

Income discontinued operations per BAC                   $      61.53    $      36.97
                                                         ============    ============

* Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

                                                              Three Months Ended
                                                                 December 31,
                                                         ----------------------------
                                                             2007            2006*
                                                         ------------    ------------
Net cash provided by (used in) operating activities      $  4,098,421    $ (4,627,732)
                                                         ------------    ------------
Net cash provided by investing activities                $ 12,348,204    $ 13,114,256
                                                         ------------    ------------
Net cash used in financing activities                    $(13,113,898)   $(22,740,060)
                                                         ------------    ------------

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

(a)  Subsidiary Partnership - Going Concerns and Uncertainties

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
--------------------------------------------------------------------------------
River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $63,943,133, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

Management anticipates that River Place will be unable to make all of the required debt service payments during 2007. However, there is no guarantee that GRS, or any other person, will continue to make these payments on behalf of River Place. Additionally, because River Place has been declared in default of its obligations under the guarantor agreement, the Authority could elect to declare River Place to be in default under the loan agreements pursuant to certain provisions contained therein but have elected not to do so as a result of GRS making the required debt service payments. Accordingly, it is uncertain whether River Place will be able to continue as a going concern.

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $883,000 at both June 30, 2007 and March 31, 2007. The net loss after minority interest for River Place amounted to approximately $1,453,000 and $1,101,000 for the three months ended June 30, 2007 and 2006, respectively.

On May 30, 2007, River Place's 2000 Bonds were re-funded in the amount of $21,280,000. Since the bonds have been re-funded, the current mortgage held on the property by MSHDA and US Bank, the Bond Trustee on the former bonds, has been discharged. New bonds in the amount of $25,000,000 have been issued in the name of GRS River Place Corporation. This entity will be the fee holder of the apartments.

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matures September 1, 2007. The principal balance of the note at December 31, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2007. Longfellow intends to rehabilitate the property and to restructure its debt during 2007. Longfellow has Tax Credits approved, but is waiting on a bond allocation. This is expected to occur prior to September 1, 2007. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both June 30, 2007 and March 31, 2007. The net loss after minority interest for Longfellow amounted to approximately $94,000 and $71,000 for the three months ended June 30, 2007 and 2006, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $398,878 during 2006 and has incurred a Partner's deficit of $7,522,047 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. Also, in 2006, Citrus Meadows' status as a tax credit project has expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents. Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants. Current occupancy rates are near 80%, and management has secured several new move-in tenants for the 2007 fiscal year. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both June 30, 2007 and March 31, 2007. The net loss after minority interest amounted to approximately $133,000 and $89,000 for the three months ended June 30, 2007 and 2006, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At December 31, 2006, San Justo had a partners' deficit of $2,339,601 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding liability for $1,000,000. The related promissory note, in support of the claim,

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


issued by San Justo, was dated on September 30, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC); and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and; to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006. The promissory note due date was July 1, 1992. San Justo's management did not have knowledge of the existence of such debt until October 2006. The related debt for $1,000,000 is not presented as a liability in the accompanying balance sheet. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's minority interest balance in San Justo was approximately $0 at both June 30, 2007 and March 31, 2007. The net loss after minority interest for San Justo was approximately $162,000 and $67,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership's limited partnership interest in San Justo was sold on March 21, 2007 (see Note 3).

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At December 31, 2006 and 2005, Jefferson's current liabilities exceeded its current assets by approximately $1,337,000 and $1,289,000, respectively and has sustained a net loss of $696,283 for the year ended December 31, 2006. Those financial statements have been prepared assuming Jefferson will continue as a going concern. Jefferson has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management is taking measures to increase occupancy and reduce operating expenses. In addition, management is looking into alternatives regarding refinancing the existing debt. If profitable operations cannot be obtained, Jefferson will be financially dependent on its partners. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both June 30, 2007 and March 31, 2007. The net loss after minority interest for Jefferson amounted to approximately $62,000 and $47,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership's limited partnership interest in Jefferson was sold on June 15, 2007 (see Note 3).

b)  Subsidiary Partnership - Other

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether Redemptorist will be rebuilt or not. Redemptorist is close to the end of its Compliance Period and has third-party debt. Redemptorist anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, Redemptorist does not expect that there will be financial exposure related to Redemptorist. At March 31, 2007, Redemptorist's property and equipment net of accumulated depreciation, were approximately $2,774,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $864,651 of insurance proceeds and has made repairs of $668,094 as of December 31, 2006. Driftwood has established a deferred charges account in the amount of $422,294 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim in the amount of $224,737. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time. On July 1, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Driftwood to an affiliate of the Local General Partner.

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

          Year Ended December 31,
          -----------------------

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of .limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

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

River Place
-----------
In order to enhance the marketability of its Variable Rate Limited Obligation Multifamily Housing Revenue Refunding Bonds (the "2000 Bonds"), GRS entered into an agreement with a bank whereby the bank issued a direct-pay letter of credit on the account of River Place in favor of the Authority in the initial stated amount equal to approximately $22,000,000 and $23,000,000 as of December 31, 2006 and 2005, respectively. The letter of credit, which was due to expire May 16, 2005, was extended through May 16, 2007. On May 30, 2007, River Place's 2000 Bonds were refunded in the amount of $21,280,000. Since the bonds have been refunded, the current mortgage held on the property by MSHDA and US Bank, the Bond Trustee on the former bonds, has been discharged. New Bonds in the amount of $25,000,000 have been issued in the name of GRS River Place Corporation. This entity will be the fee holder of the apartments. On June 1, 2007 a new letter of credit was issued by the Bank of New York. This letter of credit will expire on May 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in 62 Local Partnerships. Approximately $58,000 of the purchase price remains to be paid (all of which is being held in escrow). As of June 30, 2007, the Partnership sold its limited partnership interest in eighteen Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, the Partnership has entered into agreements for the sale of three Local Partnerships.

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the three months ended June 30, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $25,000 and $132,000, respectively. In addition, during the three months ended June 30, 2007 and 2006, distributions from the sales of properties and their related assets and liabilities amounted to approximately $2,123,000 and $588,000. Additionally, during the three months ended June 30, 2007 and 2006, the Partnership received approximately $869,000 and $1,800,000 of proceeds from the sale of limited partnership interests.

During the three months ended June 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $6,166,000. This increase was attributable to proceeds from sale of properties of approximately ($16,580,000) and a decrease in cash held in escrow relating to investing activities of approximately ($198,000) which exceeded cash used in operating activities of approximately ($630,000), acquisitions of property and equipment of approximately ($77,000), principal payments of mortgage notes payable of approximately ($5,202,000), costs paid related to the sale of properties of approximately ($4,287,000), an increase in deferred costs relating to financing activities of approximately ($6,000) and a decrease in the capitalization of consolidated subsidiaries attributable to minority interest of approximately ($410,000). Included in the adjustments to reconcile the net income to net cash used in operating activities are depreciation and amortization of approximately $1,381,000, an increase in due to debt guarantor of approximately $870,000 and gain on sale of properties of approximately $6,681,000.

The Partnership has a working capital reserve of approximately $12,514,000 at June 30, 2007.

Total expenses for the three months ended June 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,792,312 and $2,304,270, respectively.

Accounts payable and other liabilities as of June 30, 2007 and March 31, 2007 were $4,553,584 and $306,550, respectively, which includes $71,000 and $721,000 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of June 30, 2007 and March 31, 2007, totaled $773,151 and $6,641,137, respectively.

Accrued interest payable as of June 30, 2007 and March 31, 2007 was $16,811,075 and $16,747,001, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of June 30, 2007 and March 31, 2007, totaled $1,767,494 and $3,207,846, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $8,053,000 and $7,803,000 were accrued and unpaid at June 30, 2007 and March 31, 2007, respectively. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $3,405,000, resulting in a non-cash General Partner contribution of the same amount. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor. Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the quarter ended June 30, 2007, Partnership has not recorded any loss on impairment of assets. Through June 30, 2007, the Partnership has recorded approximately $29,172,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of June 30, 2007 are: Driftwood, Hamlet and Williamsburg II (see Item 1, Note 4).

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

Results of Operations
---------------------

Results of operations for the three months ended June 30, 2007 and 2006 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note
5).

Rental income decreased approximately 2% for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in vacancies at one Local Partnership and a decrease in rental subsidies at a second Local Partnership partially offset by an increase in rental rates at other Local Partnerships.

Other income increased approximately $61,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in interest income earned on higher cash and cash equivalent balances resulting from the sale of properties at the Partnership level offset by an insurance reimbursement received in 2006 due to hurricane damages at one Local Partnership.

Total expenses, excluding general and administrative and repairs and maintenance, remained fairly consistent with increases of less than 1% for the three months ended June 30, 2007 as compared to the corresponding periods in 2006.

General and administrative increased approximately $235,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in office salaries and bad debt expense at one Local
Partnership and an increase in accounting expense at the Partnership level resulting from the sale of properties.

Repairs and maintenance increased approximately $212,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in security contract and fire prevention costs at one Local Partnership, an increase in repair contracts at a second Local Partnership, an increase in carpet, maintenance materials and other exterior costs at a third Local Partnership and an increase in grounds maintenance at a fourth Local Partnership.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.


Item 4. Controls and Procedures.

(a)  EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  The Chief  Executive
Officer and the Chief Financial Officer of Related Credit Properties III Inc., the general partner of Related Credit Properties III L.P. and of Liberty GP III Inc., each of which is a general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

          31.2 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                             By: RELATED CREDIT PROPERTIES III L.P.,
                                 a General Partner


                                 By:  Related Credit Properties III Inc.,
                                      its general partner



Date:  August 13, 2007
       ---------------
                                      By:  /s/ Robert L. Levy
                                           ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date:  August 13, 2007
       ---------------
                                      By:  /s/ Andrew J. Weil
                                           ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer


                             By: LIBERTY GP III INC.,
                                 a General Partner



Date:  August 13, 2007
       ---------------
                                 By:  /s/ Robert L. Levy
                                      ------------------
                                      Robert L. Levy
                                      Chief Financial Officer



Date:  August 13, 2007
       ---------------
                                 By:  /s/ Andrew J. Weil
                                      ------------------
                                      Andrew J. Weil
                                      President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Liberty Tax Credit III L.P..;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 13, 2007                      By:  /s/ Robert L. Levy
               ---------------                           ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Liberty Tax Credit III L.P.;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 13, 2007                      By:  /s/ Andrew J. Weil
               ---------------                           ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit III L.P. on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     August 13, 2007                                     August 13, 2007