Form 10-Q
period 2007-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2007-11-13
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


                                       OR


[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  September 30,       March 31,
                                                                                       2007             2007
                                                                                  -------------    -------------
                                                                                   (Unaudited)        (Audited)
                                     ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation of
     $55,859,880 and $68,415,555, respectively                                    $  56,310,647    $  67,679,479
   Cash and cash equivalents                                                         13,390,180        5,256,344
   Cash held in escrow                                                                5,340,145        5,191,046
   Deferred costs, net of accumulated amortization of $1,017,691 and
     $1,226,338, respectively                                                           941,076        1,354,307
   Other assets                                                                       1,137,170        1,374,292
                                                                                  -------------    -------------

Total operating assets                                                               77,119,218       80,855,468
                                                                                  -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated depreciation of
     $13,916,658 and $30,151,980, respectively                                       11,230,497       31,822,485
   Net assets held for sale                                                           3,096,656        4,864,203
                                                                                  -------------    -------------
Total assets from discontinued operations                                            14,327,153       36,686,688
                                                                                  -------------    -------------

Total assets                                                                      $  91,446,371    $ 117,542,156
                                                                                  =============    =============

                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Operating liabilities:
   Mortgage notes payable                                                         $  62,105,182    $  85,828,031
   Due to debt guarantor                                                                      0       63,943,133
   Accounts payable                                                                   4,162,384          306,550
   Accrued interest payable                                                          17,157,683       16,747,001
   Security deposit payable                                                             484,374          669,329
   Due to local general partners and affiliates                                       3,411,078        5,445,990
   Due to general partners and affiliates                                             7,085,958        6,921,475
                                                                                  -------------    -------------

Total operating liabilities                                                          94,406,659      179,861,509
                                                                                  -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                                    15,869,775       32,569,200
   Net liabilities held for sale including minority interest                          4,283,819       15,741,623
                                                                                  -------------    -------------
Total liabilities from discontinued operations                                       20,153,594       48,310,823
                                                                                  -------------    -------------
                                                                                    114,560,253      228,172,332
Total liabilities
                                                                                  -------------    -------------

Minority interest                                                                    (1,621,032)        (420,360)
                                                                                  -------------    -------------

Commitments and contingencies (Note 6)

Partners' (deficit) capital:
   Limited partners (139,101.5 BACs issued and outstanding)                         (26,506,152)    (111,299,062)
   General Partners                                                                   5,013,302        1,089,246
                                                                                  -------------    -------------

Total partners' (deficit) capital                                                   (21,492,850)    (110,209,816)
                                                                                  -------------    -------------

Total liabilities and partners' (deficit) capital                                 $  91,446,371    $ 117,542,156
                                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2007            2006*           2007            2006*
                                                ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                   $  2,424,213    $  2,310,064    $  4,866,932    $  4,762,452
Other                                                234,290         106,577         439,782         253,263
                                                ------------    ------------    ------------    ------------
Total revenues                                     2,658,503       2,416,641       5,306,714       5,015,715
                                                ------------    ------------    ------------    ------------

Expenses
General and administrative                           371,720         400,697       1,098,244       1,055,418
General and administrative-related parties
  (Note 2)                                           513,487         466,494       1,027,452       1,008,074
Operating                                            335,838         274,973         695,786         611,925
Repairs and maintenance                              624,643         667,841       1,152,255       1,057,420
Real estate taxes                                    181,157         173,822         356,150         342,610
Insurance                                            141,880         153,972         306,140         320,292
Interest                                             850,922         873,186       1,701,808       1,760,466
Depreciation and amortization                        760,781         781,358       1,591,593       1,626,459
                                                ------------    ------------    ------------    ------------

Total expenses                                     3,780,428       3,792,343       7,929,428       7,782,664
                                                ------------    ------------    ------------    ------------

Loss from operations before minority interest     (1,121,925)     (1,375,702)     (2,622,714)     (2,766,949)

Minority interest in loss of subsidiary
  partnerships from operations                        93,448          80,345         176,685         160,768
                                                ------------    ------------    ------------    ------------

Loss from operations                              (1,028,477)     (1,295,357)     (2,446,029)     (2,606,181)

Discontinued operations:
Income (loss) from discontinued operations
  (including minority interest and gain on
  sale of properties)                             80,880,771      (2,191,178)     88,095,433       1,900,792
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $ 79,852,294    $ (3,486,535)   $ 85,649,404    $   (705,389)
                                                ============    ============    ============    ============

Loss from operations-limited partners           $ (1,018,192)   $ (1,282,404)   $ (2,421,569)   $ (2,580,119)
Income (loss) from discontinued operations
  (including minority interest and gain on
  sale of properties) - limited partners          80,071,963      (2,169,266)     87,214,479       1,881,784
                                                ------------    ------------    ------------    ------------

Net income (loss)- limited partners             $ 79,053,771    $ (3,451,670)   $ 84,792,910    $   (698,335)
                                                ============    ============    ============    ============

Number of BACs outstanding                         139,101.5       139,101.5       139,101.5       139,101.5
                                                ============    ============    ============    ============

Loss from operations per BAC                    $      (7.32)   $      (9.22)   $     (17.41)   $     (18.55)
Income (loss) from discontinued operations
  (including minority interest and gain on
  sale of properties) - per BAC                       575.64          (15.59)         626.99           13.53
                                                ------------    ------------    ------------    ------------

Net income (loss) per BAC                       $     568.32    $     (24.81)   $     609.58    $      (5.02)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                                      Limited          General
                                                       Total          Partners         Partners
                                                   -------------    -------------    -------------
Partners' (deficit) capital - April 1, 2007        $(110,209,816)   $(111,299,062)   $   1,089,246

Net income - six months ended September 30, 2007      85,649,404       84,792,910          856,494

Forgiveness of related party debt                      3,067,562                0        3,067,562
                                                   -------------    -------------    -------------

Partners' (deficit) capital - September 30, 2007   $ (21,492,850)   $ (26,506,152)   $   5,013,302
                                                   =============    =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2007             2006
                                                                         ------------    ------------
Cash flows from operating activities:

Net income (loss)                                                        $ 85,649,404    $   (705,389)
                                                                         ------------    ------------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Gain on sale of properties                                                (90,630,501)     (1,042,330)
Depreciation and amortization                                               2,645,353       3,406,937
Loss on impairment of fixed assets                                                  0       2,500,000
Minority interest in loss of subsidiaries                                  (1,059,713)     (6,456,143)
(Decrease) increase in accounts payable and other liabilities              (2,955,845)        304,079
(Decrease) increase in accrued interest payable                               (94,751)        650,720
Decrease in security deposits payable                                         (23,868)       (168,475)
(Increase) decrease in cash held in escrow                                   (554,765)         36,844
Decrease (increase) in other assets                                           473,700        (509,856)
Decrease in due to general partners and affiliates                           (170,245)       (630,683)
Increase in due to local general partners and affiliates                       54,465         359,637
Decrease in due to local general partners and affiliates                     (181,525)       (106,447)
Increase in due to debt guarantor                                           1,740,234       2,775,824
                                                                         ------------    ------------
Total adjustments                                                         (90,757,461)      1,120,107
                                                                         ------------    ------------


Net cash (used in) provided by operating activities                        (5,108,057)        414,718
                                                                         ------------    ------------

Cash flows from investing activities:

Acquisitions of property and equipment                                       (188,830)       (309,742)
Proceeds from sale of properties                                           21,645,000       7,683,445
Costs paid related to sale of properties                                   (1,642,506)       (773,775)
Increase in cash held in escrow                                                     0        (383,744)
                                                                         ------------    ------------

Net cash provided by investing activities                                  19,813,664       6,216,184
                                                                         ------------    ------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                               (6,655,362)     (5,344,852)
Increase in deferred costs                                                     (6,198)              0
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                       (424,136)       (166,141)
                                                                         ------------    ------------

Net cash used in financing activities                                      (7,085,696)     (5,510,993)
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                   7,619,911       1,119,909

Cash and cash equivalents at beginning of period*                           6,222,149       5,435,049
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $ 13,842,060    $  6,554,958
                                                                         ============    ============

Summarized below are the components of the gain on sale of properties:

Net proceeds from sale of properties                                     $(20,002,494)   $ (6,909,670)
Decrease in property and equipment, net of accumulated depreciation        29,877,437       8,869,113
Decrease in deferred costs                                                    193,202               0
Decrease in prepaid expenses and other assets                                (338,431)        249,225
Decrease in cash held in escrow                                             1,899,106       1,702,293
Decrease in accounts payable, accrued expenses and other liabilities        1,101,934        (593,132)
Decrease in accrued interest payable                                       (1,086,070)         (1,311)
Decrease in security deposits payable                                        (521,410)        (41,448)
Decrease in mortgage notes payable                                        (33,766,912)    (10,137,681)
Decrease in due to local general partners and their affiliates             (2,300,996)       (299,300)
Decrease in due to general partners and affiliates                         (3,070,062)        (47,500)
Decrease due to debt guarantor                                            (65,683,367)              0
Capital contributions - General Partners                                    3,067,562               0
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                              0       6,167,081


* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $451,880 and $1,287,380.

           See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2007 and 2006, include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 40 and 46 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in all but one subsidiary partnership. The Partnership holds a 27% limited partnership interest in Sartain School Venture (the other 71% limited partnership interest is owned by an affiliate of the Partnership with the same management). Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 30, 2007, the Partnership has sold its partnership interest in nineteen Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership (see Note 3). In addition, as of September 30, 2007, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships and one Local Partnership has entered into an agreement to sell its property and related assets and liabilities (see Note 4).

For financial reporting purposes, the Partnership's fiscal quarter ends on September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were no such losses for the three and six months ended September 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2007, results of its operations for the three and six months ended September 30, 2007 and 2006, and its cash flows for the six months ended September 30, 2007 and 2006. However, the operating results for the six months ended September 30, 2007 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 38 and 1 of the Local Partnerships, respectively, as of September 30, 2007. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of September 30, 2007 and March 31, 2007, the Partnership is owed approximately $2,446,000 and $2,337,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. As of September 30, 2007 and March 31, 2007, the Partnership has advanced these monies to two and three Local Partnerships, respectively, to fund their operations.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


                                                            Three Months Ended         Six Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2007         2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  249,380   $  266,000   $  499,380   $  553,500
Expense reimbursement (b)                                    54,631       37,368      145,368      108,599
Local administrative fee (d)                                  8,505        8,563       17,000       17,000
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           312,516      311,931      661,748      679,099
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)         200,971      154,563      365,704      328,975
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  513,487   $  466,494   $1,027,452   $1,008,074
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2007 and 2006 were as follows:


                                                            Three Months Ended         Six Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2007         2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Local administrative fee (d)                             $    8,380   $   13,812   $   16,771   $   27,625
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners             8,380       13,812       16,771       27,625
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  Local General Partners (c)                                 68,786       97,477      170,171      239,512
                                                         ----------   ----------   ----------   ----------

Total general and administrative-related parties         $   77,166   $  111,289   $  186,942   $  267,137
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,807,000 and $7,803,000 were accrued and unpaid at September 30, 2007 and March 31, 2007.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $126,000 and $42,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

(c) The subsidiary partnerships incurred property management fees amounting to $316,680, $385,007, $658,255 and $838,060 for the three and six months ended
September 30, 2007 and 2006, respectively. Of these fees, $269,757, $252,040, $535,875 and $568,487, respectively, were incurred to affiliates of the Local General Partners, which includes $68,786, $97,477, $170,171 and $239,512 of fees relating to discontinued operations.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the six months ended September 30, 2007, the Partnership sold its limited partnership interest in three Local Partnerships and the property and the related assets and liabilities of two Local Partnerships were sold. Through September 30, 2007, the

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Partnership has sold its limited partnership interest in nineteen Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of September 30, 2007, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships and one Local Partnership has entered into an agreement to sell its property and related assets and liabilities (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On June 26, 2007, the property and the related assets and liabilities of Conifer James Street Associates ("Schopfer") were sold to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the second mortgage which totaled approximately $200,000. The Partnership did not receive any distribution from this sale after the repayment of the first mortgage, other liabilities and closing costs of approximately $1,750,000. The sale resulted in a loss of approximately $72,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $18,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership ("Jefferson") for a sales price of $1 plus 50% of debt forgiveness which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009. As of September 30, 2007, the Partnership has not received any cash from this sale. During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303. The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.

On June 13, 2007, the Partnership's limited partnership interest in R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place") was sold to an affiliate of the Local General Partner for an assumption of bond debt and mortgage which amounted to approximately $90,683,000 at the date of the sale. The Partnership has not received any cash from this sale. The sale resulted in a gain of approximately $81,297,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.

On June 10, 2007, the Partnership's limited partnership interest in South Toledo Associates, Ltd. ("South Toledo") was sold to the Local General Partner for a sales price of one dollar. The Partnership has not received any cash from this sale. The sale resulted in a loss of approximately $82,000 resulting from the write-off of the basis in the property at the date of sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 30, 2007, West 132nd Development Partnership ("Manhattan J") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000. The Partnership received $1,951,825 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,548,000. The sale resulted in a gain of approximately $1,752,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

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

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. ("Cutler Canal") were sold to an affiliate of the General Partner for a sales price of $11,600,000. The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,976,000. The sale resulted in a gain of approximately $2,024,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue Associates, L.P. ("1850 Second Avenue") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used for the payment of closing costs. During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $3,126,707. The sale resulted in a gain of approximately $252,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007. An adjustment to the gain of approximately $(10,000) was recorded during the quarter ended September 30, 2007, resulting in an overall gain of approximately $242,000. The sale also resulted in a non-cash contribution from the Partnership of approximately $3,342,000 to the Local General Partner as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner.

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens ("CV Bronx") were sold to an unaffiliated third party purchaser for a sales price of $4,770,000. The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000. The Partnership will receive an additional $800,000 in guaranteed deferred payments within the next three years. The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007. An adjustment to the gain of approximately $(53,000) was

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


recorded during the quarter ended September 30, 2007, resulting in an overall gain of approximately $360,000. The sale also resulted in a non-cash distribution to the Partnership from the Local General Partner of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates ("Manhattan A") were sold to an unaffiliated third party purchaser for a sales price of $7,250,000. The Partnership received $3,950,202 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,300,000. The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the deficit basis in the property at the date of the sale. Adjustments to the gain of approximately $345,000, which was recorded during the quarter ended March 31, 2007, and approximately $7,000, which was recorded during the quarter ended June 30, 2007, resulted in an overall gain of approximately $3,387,000.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership ("Broadhurst") were sold to an unaffiliated third party purchaser for a sales price of $5,300,000. The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000. The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale. Adjustments to the gain of approximately ($142,000), which was recorded during the quarter ended March 31, 2007, and approximately $20,000, which was recorded during the quarter ended June 30, 2007, resulted in an overall gain of approximately $2,049,000.

On June 5, 2006, the property and the related assets and liabilities of Weidler Associates Limited Partnership ("Weidler") were sold to an affiliate of the Local General Partner for a sales price of $1,900,000. The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000. The sale resulted in a gain of approximately $787,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale. An adjustment to the gain of approximately $(103,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $684,000.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments ("Meadowlands") (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445. The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000. The sale resulted in a gain of approximately $313,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale. An adjustment to the gain of approximately $134,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $447,000.

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

On March 1,  2006,  the  property  and the  related  assets and  liabilities  of
Affordable Flatbush Associates ("Affordable Flatbush") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The
Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000. The sale resulted in a gain of approximately $271,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An adjustment to the gain of approximately $(7,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $264,000. An adjustment to the gain of approximately $10,000 was recorded during the quarter ended June 30, 2007 resulting in an overall gain of approximately $274,000.

On March 1, 2006, the property and the related assets and liabilities of Site H Development Co. ("Site H") were sold to an unaffiliated third party purchaser for a sales price of $1,200,000. The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000. The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of $(42,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of $512,000.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership ("Las Camelias") to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units. The sale resulted in a gain of approximately $2,828,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale. An additional gain of approximately $143,000, due to proceeds that the Partnership received relating to condo sales, was recorded during the quarter ended June 30, 2007 resulting in an overall gain of approximately $2,971,000.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 4 - Assets Held for Sale

On March 15, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in The Hamlet, Ltd. ("Hamlet") to an affiliate of the Local General Partner for a sales price of $4,397,500. The sales documents have been executed and the initial deposit funds are being held in escrow. As of June 30, 2007, Hamlet had property and equipment, at cost, of approximately $14,872,000, accumulated depreciation of approximately $7,515,000 and mortgage debt of approximately $8,121,000. On November 2, 2007, the Partnership sold its limited partnership interest in Hamlet (see Note 7).

On February 1, 2007, Williamsburg Residential II, L.P. ("Williamsburg II") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,799,654. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in December of 2007. As of June 30, 2007, Williamsburg II had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $831,000 and mortgage debt of approximately $1,373,000.

On July 1, 2006, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") to an affiliate of the Local General Partner for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. As of June 30, 2007, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,501,000 and mortgage debt of approximately $6,399,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract and therefore, classified as assets held for sale. As of September 30, 2007, Michigan Rural, Cutler Canal, 1850 Second Avenue, CV Bronx, San Justo, Schopfer, Manhattan J, South Toledo, Jefferson, River Place, Driftwood, Hamlet and Williamsburg II were classified as discontinued operations on the consolidated balance sheets. As of March 31, 2007, Broadhurst, Cutler Canal, Michigan Rural, Site H, Stop 22, Weidler, Manhattan A, 1850 Second Avenue, Driftwood, CV Bronx, Schopfer, Hamlet,
Manhattan J, San Justo and Williamsburg II were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

                                                                    September 30,  March 31,
                                                                        2007         2007
                                                                    -----------   -----------
Assets
  Property and equipment - less accumulated depreciation of
    $13,916,658 and $30,151,980, respectively                       $11,230,497   $31,822,485
  Cash and cash equivalents                                             451,880       965,805
  Cash held in escrow                                                   762,671     2,256,111
  Deferred costs, net of accumulated amortization of $479,131 and
    $1,001,285                                                          387,121       530,727
  Due from local general partners and affiliates                        281,571             0
  Other assets                                                        1,213,413     1,111,560
                                                                    -----------   -----------
Total assets                                                        $14,327,153   $36,686,688
                                                                    ===========   ===========

Liabilities
  Mortgage notes payable                                            $15,869,775   $32,569,200
  Accounts payable                                                      934,698     6,641,137
  Accrued interest payable                                            1,616,343     3,207,846
  Security deposits payable                                             170,753       531,076
  Due to local general partners and affiliates                                0       111,573
  Due to general partners and affiliates                              1,421,745     4,826,537
  Minority interest                                                     140,280       423,454
                                                                    -----------   -----------
Total liabilities                                                   $20,153,594   $48,310,823
                                                                    ===========   ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the six months ended September 30, 2007, Manhattan J, Jefferson, South Toledo, Schopfer and River Place, which were sold during the six months ended September 30, 2007, CV Bronx, Michigan Rural, 1850 Second Avenue, Cutler Canal and San Justo, which were sold during the year ended March 31, 2007, and Driftwood, Hamlet and Williamsburg II, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the six months ended September 30, 2006, Broadhurst and Weidler, which were sold during the six months ended September 30, 2006, Affordable Flatbush, Site H

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


and Stop 22, which were sold during the year ended March 31, 2006, Cutler Canal, Manhattan A and Michigan Rural, which were classified as assets held for sale, and CV Bronx, 1850 Second Avenue, San Justo, Driftwood, Schopfer, Hamlet, South Toledo, Manhattan J, Jefferson, Williamsburg II and River Place, in order to present comparable results to the six months ended September 30, 2007, were all classified as discontinued operations on the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

                                                                Three Months Ended                Six Months Ended
                                                                   September 30,                     September 30,
                                                          ------------------------------    -----------------------------
                                                               2007             2006*            2007            2006*
                                                          -------------    -------------    -------------   -------------
Revenues

Rental income                                             $   1,755,297    $   3,494,223    $   4,578,986   $   7,501,735
Other                                                           110,406          639,153          294,095         806,807
Gain on sale of properties                                   83,948,697        1,026,093       90,630,501       7,219,411
                                                          -------------    -------------    -------------   -------------
Total revenue                                                85,814,400        5,159,469       95,503,582      15,527,953
                                                          -------------    -------------    -------------   -------------

Expenses

General and administrative                                      505,427          632,443        1,378,121       1,821,305
General and administrative-related parties (Note 2)              77,166          111,289          186,942         267,137
Repairs and maintenance                                         655,603          599,153        1,498,181       1,381,327
Operating                                                       175,811          495,791          582,427       1,326,843
Real estate taxes                                               129,521          225,210          305,371         452,265
Insurance                                                       147,646          238,742          419,867         507,624
Interest                                                      1,118,589        1,726,182        2,866,508       3,708,474
Depreciation and amortization                                   503,979          809,750        1,053,760       1,780,479
Loss on impairment of fixed assets                                    0        2,500,000                0       2,500,000
                                                          -------------    -------------    -------------   -------------

Total expenses                                                3,313,742        7,338,560        8,291,177      13,745,454
                                                          -------------    -------------    -------------   -------------

Income (loss) before minority interest                       82,500,658       (2,179,091)      87,212,405       1,782,499
Minority interest in (income) loss of subsidiaries from
  discontinued operations                                    (1,619,887)         (12,087)         883,028         118,293
                                                          -------------    -------------    -------------   -------------
Total income (loss) from discontinued operations          $  80,880,771    $  (2,191,178)   $  88,095,433   $   1,900,792
                                                          =============    =============    =============   =============

Income (loss) - limited partners from discontinued
  operations                                              $  80,071,963    $  (2,169,266)   $  87,214,479   $   1,881,784
                                                          =============    =============    =============   =============

Number of BACs outstanding                                    139,101.5        139,101.5        139,101.5       139,101.5
                                                          =============    =============    =============   =============

Income (loss) from discontinued operations per BAC        $      575.64    $      (15.59)   $      626.99   $       13.53
                                                          =============    =============    =============   =============

* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

                                                                                                  Six Months Ended
                                                                                                     September 30,
                                                                                            -----------------------------
                                                                                                 2007            2006*
                                                                                            -------------   -------------
Net cash provided by operating activities                                                   $  73,251,032   $   6,563,015
                                                                                            -------------   -------------
Net cash provided by investing activities                                                   $  19,699,206   $   8,534,636
                                                                                            -------------   -------------
Net cash used in financing activities                                                       $ (91,527,975)  $ (10,515,032)
                                                                                            -------------   -------------

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

(a)  Subsidiary Partnership - Going Concerns and Uncertainties

R.P.P. Limited Dividend Housing Association Limited Partnership ("River Place")
-------------------------------------------------------------------------------
On June 13, 2007, the Partnership's limited partnership interest in River Place was sold (see Note 3). The following discussion relates to the property prior to the sale.

River Place has experienced significant losses from operations and has been unable to generate sufficient cash flow to make the required principal and interest payments under its loan agreements. River Place's debt guarantor, General Retirement System of the City of Detroit ("GRS"), entered into an agreement with the Michigan State Housing Authority (the "Authority") to purchase these loans upon the occurrence of certain events. GRS has declared River Place in default under its obligation to make the required payments. During 1996, GRS agreed to waive its right of foreclosure under the mortgages, through February 1, 2006. GRS has not granted an extension to its waiver to foreclose beyond February 1, 2006 and can exercise its right to foreclose at any time. GRS has made advances for debt service and has incurred certain fees relating to these loans totaling $65,683,367, including accrued interest on such advances at a rate of 15%. Such amount is included in the amount due to debt guarantor on the balance sheet.

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

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $0 and $883,000 at September 30, 2007 and March 31, 2007, respectively. The net loss after minority interest for River Place amounted to approximately $2,894,000 and $2,166,000 for the six months ended September 30, 2007 and 2006, respectively.

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

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matured September 1, 2007. The principal balance of the note at December 31, 2006 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance in 2007. Longfellow intends to rehabilitate the property and to restructure its debt during 2007. Longfellow has Tax Credits approved and has received a bond allocation. This is expected to close during the quarter ending December 31, 2007. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both September 30, 2007 and March 31, 2007. The net loss after minority interest for Longfellow amounted to approximately $500,000 and $133,000 for the six months ended September 30, 2007 and 2006, respectively.

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of $398,878 during 2006 and has incurred a Partner's deficit of $7,793,537 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. Also, in 2006, Citrus Meadows' status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents. Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants. Current occupancy rates are near 80%, and management has secured several new move-in tenants for the 2007 fiscal year. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2007 and March 31, 2007. The net loss after minority interest amounted to approximately $234,000 and $235,000 for the six months ended September 30, 2007 and 2006, respectively.

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The Partnership's limited partnership interest in San Justo was sold on March 21, 2007 (see Note 3). The following discussion relates to the property prior to the sale.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At December 31, 2006, San Justo had a partners' deficit of $2,339,601 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding liability for $1,000,000. The related promissory note, in support of the claim, issued by San Justo, was dated on September 30, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC); and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and; to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006. The promissory note due date was July 1, 1992. San Justo's management did not have knowledge of the existence of such debt until October 2006. The related debt for $1,000,000 is not presented as a liability in the accompanying balance sheet. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's minority interest balance in San Justo was approximately $0 at both June 30, 2007 and March 31, 2007. The net loss after minority interest for San Justo was approximately $122,000 and $67,000 for the six months ended September 30, 2007 and 2006, respectively.

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
The Partnership's limited partnership interest in Jefferson was sold on June 15, 2007 (see Note 3). The following discussion relates to the property prior to the sale.

At December 31, 2006 and 2005, Jefferson's current liabilities exceeded its current assets by approximately $1,337,000 and $1,289,000, respectively and has sustained a net loss of $696,283 for the year ended December 31, 2006. Those financial statements have been prepared assuming Jefferson will continue as a going concern. Jefferson has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management is taking measures to increase occupancy and reduce operating expenses. In addition, management is looking into alternatives regarding refinancing the existing debt. If profitable operations cannot be obtained, Jefferson will be financially dependent on its partners. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both September 30, 2007 and March 31, 2007. The net loss after minority interest for Jefferson amounted to approximately $91,000 and $94,000 for the six months ended September 30, 2007 and 2006, respectively.

b)  Subsidiary Partnership - Other

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether Redemptorist will be rebuilt or not. Redemptorist is close to the end of its Compliance Period and has third-party debt. Redemptorist anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, Redemptorist does not expect that there will be financial exposure related to Redemptorist. At June 30, 2007, Redemptorist's property and equipment net of accumulated depreciation, was approximately $2,774,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss.

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $864,651 of insurance proceeds and has made repairs of $668,094 as of December 31, 2006. Driftwood has established a deferred charges account in the amount of $422,294 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim in the amount of $224,737. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time. On July 1, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Driftwood to an affiliate of the Local General Partner (see Note 4).

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of September 30, 2007, no more than 20% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

River Place
-----------
On June 13, 2007, the Partnership's limited partnership interest in River Place was sold (see Note 3). The following discussion relates to the property prior to the sale.

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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 7 - Subsequent Event

On November 2, 2007, the Partnership sold its limited partnership interest in Hamlet to an affiliate of the Local General Partner for a sales price of $4,397,500. The Partnership received proceeds of $4,397,500 from this sale. The sale resulted in a gain of approximately $5,650,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,253,000 at the date of the sale and the $4,397,500 cash received from the sale, which will be recognized during the quarter ending March 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's original capital was invested in 62 Local Partnerships. As of September 30, 2007, the Partnership has sold its limited partnership interest in nineteen Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, the Partnership has entered into agreements for the sale of three Local Partnerships (see Item 1, Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 8, Note 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the six months ended September 30, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $26,000 and $136,000, respectively. In addition, during the six months ended September 30, 2007 and 2006, distributions from the sales of properties and their related assets and liabilities amounted to approximately $2,047,000 and $5,063,000. Additionally, during the six months ended September 30, 2007 and 2006, the Partnership received approximately $869,000 and $1,800,000 of proceeds from the sale of limited partnership interests.

During the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $7,620,000. This increase was attributable to proceeds from sale of properties of approximately ($21,645,000) which exceeded cash used in operating activities of approximately ($5,108,000), acquisitions of property and equipment of approximately ($189,000), principal payments of mortgage notes payable of approximately ($6,655,000), costs paid related to the sale of properties of approximately ($1,643,000), an increase in deferred costs relating to financing activities of approximately ($6,000) and a decrease in the capitalization of consolidated subsidiaries attributable to minority interest of approximately ($424,000). Included in the adjustments to reconcile the net income to net cash used in operating activities are depreciation and amortization of approximately $2,645,000, an increase in due to debt guarantor of approximately $1,740,000 and a gain on sale of properties of approximately $90,631,000.

The Partnership has a working capital reserve of approximately $11,897,000 at September 30, 2007.

Total expenses for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,655,238, $1,671,305, $3,608,575 and $3,387,665, respectively.

Accounts payable and other liabilities as of September 30, 2007 and March 31, 2007 were $4,162,384 and $306,550, respectively, which includes $0 and $721,000 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of September 30, 2007 and March 31, 2007, totaled $934,698 and $6,641,137, respectively.

Accrued interest payable as of September 30, 2007 and March 31, 2007 was $17,157,683 and $16,747,001, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 30, 2007 and March 31, 2007, totaled $1,616,343 and $3,207,846, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $7,807,000 and $7,803,000 were accrued and unpaid at September 30, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

In accordance with SFAS 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the quarter ended September 30, 2007, Partnership did not recorded any loss on impairment of assets or reduction to estimated fair value. Through September 30, 2007, the Partnership has recorded approximately $29,172,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. The Local Partnerships whose assets are classified as property and equipment-held for sale as of September 30, 2007 are: Driftwood, Hamlet and Williamsburg II (see Item 1, Note 4).

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

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 2007 and 2006 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note
5).

Rental income increased approximately 5% and 2% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to annual increases in rental rates and decreases in vacancies at several Local Partnerships.

Other income increased approximately $128,000 and $187,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in interest income earned on higher cash balances resulting from the sale of properties at the Partnership level partially offset by an insurance reimbursement received in 2006 due to hurricane damages at one Local Partnership and decreases in tenants' charges and forfeited security deposits at a second Local Partnership.

Total expenses, excluding general and administrative-related parties and operating, remained fairly consistent with a decrease of approximately 4% and an increase of approximately 1% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006.

General and administrative-related parties expenses increased approximately $47,000 for the three months ended September 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in incentive management fees incurred by one Local Partnership.

Operating expenses increased approximately $61,000 and $84,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to increases in electricity and gas costs, fuel costs and water and sewer expenses at several Local Partnerships.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2007.

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


                        LIBERTY TAX CREDIT PLUS III L.P.
                        --------------------------------
                                  (Registrant)


                                 By:   RELATED CREDIT PROPERTIES III L.P.,
                                       General Partner


                                       By:   Related Credit Properties III Inc.,
                                             its general partner



Date:  November 13, 2007
       -----------------
                                             By:  /s/ Robert L. Levy
                                                  ------------------
                                                  Robert L. Levy
                                                  Chief Financial Officer



Date:  November 13, 2007
       -----------------
                                             By:  /s/ Andrew J. Weil
                                                  ------------------
                                                  Andrew J. Weil
                                                  President and
                                                  Chief Executive Officer


                                 By:   LIBERTY GP III INC.,
                                       General Partner



Date:  November 13, 2007
       -----------------
                                       By:   /s/ Robert L. Levy
                                             ------------------
                                             Robert L. Levy
                                             Chief Financial Officer



Date:  November 13, 2007
       -----------------
                                       By:   /s/ Andrew J. Weil
                                             ------------------
                                             Andrew J. Weil
                                             President and
                                             Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Liberty Tax Credit Plus III L.P..;

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



         Date: November 13, 2007                     By: /s/ Robert L. Levy
               -----------------                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Liberty Tax Credit Plus III L.P.;

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



         Date: November 13, 2007                    By:  /s/ Andrew J. Weil
               -----------------                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus III L.P. on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     November 13, 2007                                   November 13, 2007