Form 10-Q
period 2007-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2008-02-13
CIK 843076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   December 31,      March 31,
                                                                                       2007             2007
                                                                                  -------------    -------------
                                                                                   (Unaudited)       (Audited)
                                     ASSETS

Operating assets:
   Property and equipment at cost, net of accumulated depreciation of
     $30,783,773 and $68,415,555, respectively                                    $  29,454,163    $  67,679,479
   Cash and cash equivalents                                                         18,364,699        5,256,344
   Cash held in escrow                                                                3,149,741        5,191,046
   Deferred costs, net of accumulated amortization of $712,629 and
     $1,226,338, respectively                                                           481,571        1,354,307
   Other assets                                                                         787,221        1,374,292
                                                                                  -------------    -------------

Total operating assets                                                               52,237,395       80,855,468
                                                                                  -------------    -------------

Assets from discontinued operations (Note 5):
   Property and equipment held for sale, net of accumulated depreciation of
     $15,507,528 and $30,151,980, respectively                                       12,062,963       31,822,485
   Net assets held for sale                                                           3,525,671        4,864,203
                                                                                  -------------    -------------
Total assets from discontinued operations                                            15,588,634       36,686,688
                                                                                  -------------    -------------

Total assets                                                                      $  67,826,029    $ 117,542,156
                                                                                  =============    =============

                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Operating liabilities:
   Mortgage notes payable                                                         $  32,749,046    $  85,828,031
   Due to debt guarantor                                                                      0       63,943,133
   Accounts payable                                                                   1,545,353          306,550
   Accrued interest payable                                                           7,353,036       16,747,001
   Security deposit payable                                                             289,403          669,329
   Due to local general partners and affiliates                                         364,437        5,445,990
   Due to general partners and affiliates                                             6,888,559        6,921,475
                                                                                  -------------    -------------

Total operating liabilities                                                          49,189,834      179,861,509
                                                                                  -------------    -------------

Liabilities from discontinued operations (Note 5):
   Mortgage notes payable of assets held for sale                                    19,771,701       32,569,200
   Net liabilities held for sale including minority interest                          8,620,910       15,741,623
                                                                                  -------------    -------------
Total liabilities from discontinued operations                                       28,392,611       48,310,823
                                                                                  -------------    -------------

Total liabilities                                                                    77,582,445      228,172,332
                                                                                  -------------    -------------

Minority interest                                                                       778,430         (420,360)
                                                                                  -------------    -------------

Commitments and contingencies (Note 6)

Partners' (deficit) capital:
   Limited partners (139,101.5 BACs issued and outstanding)                         (15,788,507)    (111,299,062)
   General Partners                                                                   5,253,661        1,089,246
                                                                                  -------------    -------------

Total partners' (deficit) capital                                                   (10,534,846)    (110,209,816)
                                                                                  -------------    -------------

Total liabilities and partners' (deficit) capital                                 $  67,826,029    $ 117,542,156
                                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                         December 31,                    December 31,
                                                 ----------------------------    ----------------------------
                                                     2007            2006*           2007            2006*
                                                 ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                    $  1,470,755    $  1,425,744    $  4,367,036    $  4,271,006
Other                                                 212,693         190,091         587,218         320,382
                                                 ------------    ------------    ------------    ------------
Total revenues                                      1,683,448       1,615,835       4,954,254       4,591,388
                                                 ------------    ------------    ------------    ------------

Expenses
General and administrative                            357,550         390,861       1,064,730       1,113,890
General and administrative-related parties
  (Note 2)                                            363,967         407,381       1,205,652       1,263,247
Operating                                             206,094         189,313         647,035         582,924
Repairs and maintenance                               332,241         349,087         938,242         890,801
Real estate taxes                                     117,769         114,438         331,998         322,332
Insurance                                              85,520         135,251         258,126         401,374
Interest                                              327,139         417,689       1,247,100       1,251,008
Depreciation and amortization                         444,071         430,156       1,306,252       1,295,306
                                                 ------------    ------------    ------------    ------------

Total expenses                                      2,234,351       2,434,176       6,999,135       7,120,882
                                                 ------------    ------------    ------------    ------------

Loss from operations before minority interest        (550,903)       (818,341)     (2,044,881)     (2,529,494)

Minority interest in loss of subsidiary
  partnerships from operations                            891           1,197           2,631           2,721
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (550,012)       (817,144)     (2,042,250)     (2,526,773)

Discontinued operations:
Income from discontinued operations (including
  minority interest and gain on sale of
  properties)                                      11,375,916         473,227      98,517,558       1,477,467
                                                 ------------    ------------    ------------    ------------

Net income (loss)                                $ 10,825,904    $   (343,917)   $ 96,475,308    $ (1,049,306)
                                                 ============    ============    ============    ============

Loss from operations - limited partners          $   (544,512)   $   (808,973)   $ (2,021,827)   $ (2,501,505)
Income from discontinued operations (including
  minority interest and gain on sale of
  properties) - limited partners                   11,262,157         468,495      97,532,382       1,462,692
                                                 ------------    ------------    ------------    ------------

Net income (loss)- limited partners              $ 10,717,645    $   (340,478)   $ 95,510,555    $ (1,038,813)
                                                 ============    ============    ============    ============

Number of BACs outstanding                          139,101.5       139,101.5       139,101.5       139,101.5
                                                 ============    ============    ============    ============

Loss from operations per BAC                     $      (3.91)   $      (5.82)   $     (14.53)   $     (17.98)
Income from discontinued operations (including
  minority interest and gain on sale of
  properties) - per BAC                                 80.95            3.37          701.15           10.51
                                                 ------------    ------------    ------------    ------------

Net income (loss) per BAC                        $      77.04    $      (2.45)   $     686.62    $      (7.47)
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

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                                             Limited           General
                                                              Total          Partners          Partners
                                                          -------------    -------------    -------------
Partners' (deficit) capital - April 1, 2007               $(110,209,816)   $(111,299,062)   $   1,089,246

Net income - nine months ended December 31, 2007             96,475,308       95,510,555          964,753

Related party debt reclassified as capital contribution       3,199,662                0        3,199,662
                                                          -------------    -------------    -------------

Partners' (deficit) capital - December 31, 2007           $ (10,534,846)   $ (15,788,507)   $   5,253,661
                                                          =============    =============    =============

          See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                        ------------------------------
                                                                             2007             2006
                                                                        -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                       $  96,475,308    $  (1,049,306)
                                                                        -------------    -------------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Gain on sale of properties                                               (104,931,626)      (3,212,985)
Depreciation and amortization                                               3,400,550        4,880,201
Loss on impairment of fixed assets                                                  0        2,500,000
Minority interest in income (loss) of subsidiaries                          1,391,206       (6,453,085)
(Decrease) increase in accounts payable and other liabilities              (4,332,480)       1,554,161
Increase in accrued interest payable                                           88,376          538,952
Decrease in security deposits payable                                         (22,509)        (163,630)
Increase in cash held in escrow                                              (606,185)        (627,732)
Decrease (increase) in other assets                                           359,187         (320,810)
(Decrease) increase in due to general partners and affiliates                (105,920)        (589,213)
Increase in due to local general partners and affiliates                      444,358          196,171
Decrease in due to local general partners and affiliates                     (502,907)         (61,048)
Increase in due to debt guarantor                                           1,740,234        3,348,975
                                                                        -------------    -------------
Total adjustments                                                        (103,077,716)       1,589,957
                                                                        -------------    -------------


Net cash (used in) provided by operating activities                        (6,602,408)         540,651
                                                                        -------------    -------------

Cash flows from investing activities:

Acquisitions of property and equipment                                       (381,744)        (589,493)
Proceeds from sale of properties                                           28,369,979       12,983,445
Costs paid relative to sale of properties                                  (1,614,918)      (1,575,673)
Increase in cash held in escrow                                               (53,125)         (73,630)
                                                                        -------------    -------------

Net cash provided by investing activities                                  26,320,192       10,744,649
                                                                        -------------    -------------

Cash flows from financing activities:

Principal payments of mortgage notes payable                               (6,832,373)      (7,027,202)
Increase in deferred costs                                                     (7,198)               0
Decrease in capitalization of consolidated  subsidiaries
  attributable to minority interest                                          (445,287)        (179,610)
                                                                        -------------    -------------

Net cash used in financing activities                                      (7,284,858)      (7,206,812)
                                                                        -------------    -------------

Net increase in cash and cash equivalents                                  12,432,926        4,078,488

Cash and cash equivalents at beginning of period*                           6,222,149        5,435,049
                                                                        -------------    -------------

Cash and cash equivalents at end of period                              $  18,655,075    $   9,513,537
                                                                        =============    =============

Summarized below are the components of the gain on sale of properties including non-cash transactions:

Proceeds from sale of properties - net                                  $ (26,755,061)   $ (11,407,772)
Decrease in property and equipment, net of accumulated depreciation        55,357,241       10,912,993
Decrease in deferred costs                                                    500,374                0
(Increase) decrease in prepaid expenses and other assets                      (18,458)         549,782
Decrease in cash held in escrow                                             3,596,717        1,764,709
Decrease in accounts payable, accrued expenses and other liabilities          (58,000)        (619,025)
Decrease in accrued interest payable                                       (9,280,390)          (1,311)
Decrease in security deposits payable                                        (737,318)        (103,864)
Decrease in mortgage notes payable                                        (59,044,111)     (10,137,681)
Decrease in due to local general partners and their affiliates             (2,701,353)        (299,300)
Decrease in due to general partners and affiliates                         (3,307,562)         (50,000)
Decrease due to debt guarantor                                            (65,683,367)               0
Related party debt reclassified as capital contribution                     3,199,662                0
Decrease in capitalization of consolidated  subsidiaries attributable
  to minority interest                                                              0        6,178,484

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $290,376 and $1,128,851

          See accompanying notes to consolidated financial statements

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2007 and 2006, include the accounts of Liberty Tax Credit Plus III L.P. (the "Partnership") and 40 and 46 subsidiary partnerships (the "subsidiary partnerships", "Local Partnerships" or "subsidiaries"), respectively. The Partnership holds a 98% limited partnership interest in all subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 31, 2007, the Partnership has sold its partnership interest in twenty-seven Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership (see Note 3). In addition, as of December 31, 2007, the Partnership has entered into agreements to sell its limited partnership interests in six Local Partnerships and two Local Partnerships have entered into agreements to sell their property and related assets and liabilities (see Note 4).

For financial reporting purposes, the Partnership's fiscal quarter ends on December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $118,000, $55,000, $226,000 and $75,000 for the three and nine months ended December 31, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2007, results of its operations for the three and nine months ended December 31, 2007 and 2006, and its cash flows for the nine months ended December 31, 2007 and 2006. However, the operating results for the nine months ended December 31, 2007 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


Note 2 - Related Party Transactions

Liberty Associates IV L.P. ("Liberty Associates"), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in 38 and 1 of the Local Partnerships, respectively, as of December 31, 2007. Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of December 31, 2007 and March 31, 2007, the Partnership is owed approximately $2,500,000 and $2,337,000, respectively, from the Local Partnerships for operating advances. These advances are non-interest bearing and have no set repayment terms. As of December 31, 2007 and March 31, 2007, the Partnership has advanced these monies to two and three Local Partnerships, respectively, to fund their operations.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively. The costs incurred to related parties from operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                            Three Months Ended         Nine Months Ended
                                                                December 31,              December 31,
                                                          -----------------------   -----------------------
                                                             2007         2006*        2007         2006*
                                                          ----------   ----------   ----------   ----------
Partnership management fees (a)                           $  208,750   $  265,500   $  708,130   $  819,000
Expense reimbursement (b)                                     55,482       41,410      200,850      150,010
Local administrative fee (d)                                   3,375        3,375       10,125       10,125
                                                          ----------   ----------   ----------   ----------
Total general and administrative-General Partners            267,607      310,285      919,105      979,135
                                                          ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)           96,360       97,096      286,547      284,112
                                                          ----------   ----------   ----------   ----------
Total general and administrative-related parties          $  363,967   $  407,381   $1,205,652   $1,263,247
                                                          ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                            Three Months Ended         Nine Months Ended
                                                                December 31,              December 31,
                                                          -----------------------   -----------------------
                                                             2007         2006*        2007         2006*
                                                          ----------   ----------   ----------   ----------
Local administrative fee (d)                              $   13,511   $   18,938   $   40,532   $   56,813
                                                          ----------   ----------   ----------   ----------
Total general and administrative-General Partners             13,511       18,938       40,532       56,813
                                                          ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  Local General Partners (c)                                 146,806      216,389      492,494      597,860
                                                          ----------   ----------   ----------   ----------

Total general and administrative-related parties          $  160,317   $  235,327   $  533,026   $  654,673
                                                          ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $8,016,000 and $7,803,000 were accrued and unpaid at December 31, 2007 and March 31, 2007.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $48,000 and $42,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

(c) The subsidiary partnerships incurred property management fees amounting to $276,230, $396,206, $934,485 and $1,234,266 for the three and nine months ended
December 31, 2007 and 2006,  respectively.  Of these fees,  $243,166,  $313,486,

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


$779,041 and $881,972, respectively, were incurred to affiliates of the Local General Partners, which includes $146,806, $216,389, $492,494 and $597,860 of fees relating to discontinued operations.

(d) Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. During the nine months ended December 31, 2007, the Partnership sold its limited partnership interest in eleven Local Partnerships and the property and the related assets and liabilities of two Local Partnerships were sold. Through December 31, 2007, the Partnership has sold its limited partnership interest in twenty-seven Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of December 31, 2007, the Partnership has entered into agreements to sell its limited partnership interest in six Local Partnerships and two Local Partnerships have entered into agreements to sell their property and related assets and liabilities (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On December 27, 2007, the Partnership sold its limited partnership interest in Brewery Renaissance Associates ("Brewery") to the Local General Partner for a sales price of $150,000. The sale resulted in a gain of approximately $340,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $197,000 at the date of the sale and the $142,971 cash received from the sale.

On December 27, 2007, the Partnership sold its limited partnership interest in Diamond Phase II Venture ("Diamond Street") to the Local General Partner for a sales price of $20,000. The sale resulted in a gain of approximately $1,033,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $20,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Bookbindery Associates ("Bookbindery") to the Local General Partner for a sales price of $20,000. The sale resulted in a loss of approximately $681,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $20,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Dunlap School Venture ("Dunlap") to the Local General Partner for a sales price of $20,000. The sale resulted in a loss of approximately $176,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $23,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Sartain School Venture ("Sartain") to the Local General Partner for a sales price of $5,400. The sale resulted in a gain of approximately $3,418,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $37,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 21, 2007, the Partnership received $25,000 as a settlement payment on a $40,000 promissory note receivable that was also recorded as deferred revenue which resulted from the sale of its limited partnership interest in Glenbrook Associates ("Glenbrook") on July 5, 2005. The receipt of these proceeds resulted in an additional gain of $25,000.

On December 7, 2007, the Partnership sold its limited partnership interest in Longfellow Height Apartments, L.P. ("Longfellow") to the Local General Partner for a sales price of $325,000. The sale resulted in a gain of approximately $3,365,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,040,000 at the date of the sale and the $325,000 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $30,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 3, 2007, the Partnership sold its limited partnership interest in Redemptorist Limited Partnership ("Redemptorist") to the Local General Partner for a sales price of $988,082. The sale resulted in a gain of approximately $1,324,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $336,000 at the date of the sale and the $988,082 cash received from the sale.

On November 2, 2007, the Partnership sold its limited partnership interest in The Hamlet, Ltd. ("Hamlet") to an affiliate of the Local General Partner for a sales price of $4,397,500. The sale resulted in a gain of approximately $5,649,000 resulting from the write-off of the deficit basis in the Local
Partnership of approximately $1,249,000 at the date of the sale and the $4,399,611 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $3,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


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

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership ("Jefferson") for a sales price of $1 plus 50% of debt forgiveness which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009. As of December 31, 2007, the Partnership has not received any cash from this sale. During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303. The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.

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

On May 30, 2007, West 132nd Development Partnership ("Manhattan J") sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000. The Partnership received $1,954,413 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,546,000. The sale resulted in a gain of approximately $1,752,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended September 30, 2007. An adjustment to the gain of approximately $2,000 was recorded during the quarter ended December 31, 2007, resulting in an overall gain of approximately $1,754,000.

On March 21, 2007, the Partnership sold its limited partnership interest in Puerto Rico Historic Zone, Limited Dividend Partnership ("San Justo") to the Local General Partner for a sales price of $874,000. The sale resulted in a gain of approximately $3,309,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,440,000 at the date of the sale and the $869,305 cash received from the sale, which was recognized during the quarter ended June 30, 2007. An adjustment to the gain of approximately $(43,000) was recorded during the quarter ended September 30, 2007, resulting in an overall gain of approximately $3,266,000. The sale also resulted in a non-cash contribution from the Partnership to the Local General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local General Partner to an affiliate of the General Partner.

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

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens ("CV Bronx") were sold to an unaffiliated third party purchaser for a sales price of $4,770,000. The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000. The Partnership will receive an additional $800,000 in guaranteed deferred payments within the next three years. The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


ended June 30, 2007. An adjustment to the gain of approximately $(53,000) was recorded during the quarter ended September 30, 2007, resulting in an overall gain of approximately $360,000. The sale also resulted in a non-cash distribution to the Partnership from the Local General Partner of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

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


Note 4 - Assets Held for Sale

On December 31, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Lake Forest Estates II, Ltd. ("Lake Forest") to the Local General Partner for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


closing is expected to occur in the first quarter of 2008. As of September 30, 2007, Lake Forest had property and equipment, at cost, of approximately
$1,252,000, accumulated depreciation of approximately $553,000, and mortgage debt of approximately $936,000.

On December 31, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Foxcroft Apartments, Ltd. ("Foxcroft") to the Local General Partner for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2008. As of September 30, 2007, Foxcroft had property and equipment, at cost, of approximately $1,575,000, accumulated depreciation of approximately $698,000, and mortgage debt of approximately $1,199,000.

On December 31, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in River Oaks Apartments, Ltd. ("River Oaks") to the Local General Partner for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2008. As of September 30, 2007, River Oaks had property and equipment, at cost, of approximately $1,357,000, accumulated depreciation of approximately $600,000, and mortgage debt of approximately $1,034,000.

On December 31, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Canterbury Apartments Limited Partnership ("Canterbury") to the Local General Partner for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2008. As of September 30, 2007, Canterbury had property and equipment, at cost, of approximately $1,875,000, accumulated depreciation of approximately $834,000, and mortgage debt of approximately $1,379,000.

On December 31, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Park Village Apartments, Ltd. ("Park Village") to the Local General Partner for a sales price of $10. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the first quarter of 2008. As of September 30, 2007, Park Village had property and equipment, at cost, of approximately $845,000, accumulated depreciation of approximately $532,000, and mortgage debt of approximately $291,000.

On December 31, 2007, Citrus Meadows Apartments, Ltd. ("Citrus Meadows") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $11,750,000 which shall include assumed debt. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of September 30, 2007, Citrus Meadows had property and equipment, at cost, of approximately $10,191,000, accumulated depreciation of approximately $5,793,000 and mortgage debt of approximately $7,213,000.

On February 1, 2007, Williamsburg Residential II, L.P. ("Williamsburg II") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,799,654. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of September 30, 2007, Williamsburg II had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $831,000 and mortgage debt of approximately $1,366,000.

On July 1, 2006, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Driftwood Terrace Associates, Ltd. ("Driftwood") to an affiliate of the Local General Partner for a sales price of $1,986,418. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Driftwood had property and equipment, at cost, of approximately $8,325,000, accumulated depreciation of approximately $5,501,000 and mortgage debt of approximately $6,353,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract and therefore, classified as assets held for sale. As of December 31, 2007, Michigan Rural, Cutler Canal, 1850 Second Avenue, CV Bronx, San Justo, Schopfer, Manhattan J, South Toledo,
Jefferson, River Place, Hamlet, Redemptorist, Longfellow, Sartain School, Dunlap, Bookbindery, Diamond Street, Brewery, Driftwood, Williamsburg II, Citrus Meadows, Lake Forest, Foxcroft, River Oaks, Park Village and Canterbury were classified as discontinued operations on the consolidated balance sheets. As of March 31, 2007, Broadhurst, Cutler Canal, Michigan Rural, Site H, Stop 22, Weidler, Manhattan A, 1850 Second Avenue, Driftwood, CV Bronx, Schopfer, Hamlet, Manhattan J, San Justo and Williamsburg II were classified as discontinued operations on the consolidated balance sheets.

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


Consolidated Balance Sheets:

                                                                    December 31,   March 31,
                                                                        2007         2007
                                                                    -----------   -----------
Assets
  Property and equipment - less accumulated depreciation of
    $15,507,528 and $30,151,980, respectively                       $12,062,963   $31,822,485
  Cash and cash equivalents                                             290,376       965,805
  Cash held in escrow                                                 1,360,009     2,256,111
  Deferred costs, net of accumulated amortization of $416,555
    and $1,001,285                                                      517,384       530,727

  Other assets                                                        1,357,902     1,111,560
                                                                    -----------   -----------
Total assets                                                        $15,588,634   $36,686,688
                                                                    ===========   ===========

Liabilities
  Mortgage notes payable                                            $19,771,701   $32,569,200
  Accounts payable                                                    1,010,159     6,641,137
  Accrued interest payable                                            3,409,797     3,207,846
  Security deposits payable                                             151,175       531,076
  Due to local general partners and affiliates                        2,433,224       111,573
  Due to general partners and affiliates                              1,445,969     4,826,537
  Minority interest                                                     170,586       423,454
                                                                    -----------   -----------
Total liabilities                                                   $28,392,611   $48,310,823
                                                                    ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the nine months ended December 31, 2007, Manhattan J, Jefferson, South Toledo, Schopfer, River Place, Hamlet, Redemptorist, Longfellow, Sartain School, Dunlap, Bookbindery, Diamond Street and Brewery, which were sold during the nine months ended December 31, 2007, CV Bronx, Michigan Rural, 1850 Second Avenue, Cutler Canal and San Justo, which were sold during the year ended March 31, 2007, and Driftwood, Citrus Meadows, Williamsburg II, Lake Forest, Foxcroft, River Oaks, Park Village and Canterbury, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the nine months ended December 31, 2006, Broadhurst, Weidler and Manhattan A, which were sold during the nine months ended December 31, 2006, Affordable Flatbush, Site H and Stop 22, which were sold during the year ended March 31, 2006, 1850 Second Avenue, Cutler Canal, CV Bronx, Driftwood, Schopfer and Michigan Rural, which were classified as assets held for sale, and San Justo, Hamlet, South Toledo, Manhattan J, Jefferson, Williamsburg II, River Place, Redemptorist, Longfellow, Sartain School, Dunlap, Bookbindery, Diamond Street, Brewery, Citrus Meadows, Lake Forest, Foxcroft, River Oaks, Park Village and Canterbury, in order to present comparable results to the nine months ended December 31, 2007, were all classified as discontinued operations on the consolidated financial statements.

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)



Consolidated Statements of Discontinued Operations:

                                                        Three Months Ended                Nine Months Ended
                                                            December 31,                      December 31,
                                                   ------------------------------    ------------------------------
                                                        2007             2006*            2007             2006*
                                                   -------------    -------------    -------------    -------------
Revenues

Rental income                                      $   2,202,804    $   4,449,950    $   8,752,441    $  13,868,874
Other                                                     89,047          303,782          448,399        1,233,560
Gain on sale of properties                            14,301,125        2,182,058      104,931,626        9,401,469
                                                   -------------    -------------    -------------    -------------
Total revenue                                         16,592,976        6,935,790      114,132,466       24,503,903
                                                   -------------    -------------    -------------    -------------

Expenses

General and administrative                               335,136        1,198,303        2,104,321        3,459,568
General and administrative-related parties
  (Note 2)                                               160,317          235,327          533,026          654,673
Repairs and maintenance                                  180,758          556,554        1,018,030        2,101,711
Operating                                                652,027          847,507        2,696,462        2,636,968
Real estate taxes                                        176,942          274,968          624,234          861,949
Insurance                                                133,193          306,776          686,594          958,569
Interest                                                 815,751        1,984,362        4,464,106        6,529,983
Depreciation and amortization                            311,126        1,043,108        2,094,298        3,584,895
Loss on impairment of fixed assets                             0                0                0        2,500,000
                                                   -------------    -------------    -------------    -------------

Total expenses                                         2,765,250        6,446,905       14,221,071       23,288,316
                                                   -------------    -------------    -------------    -------------

Income before minority interest                       13,827,726          488,885       99,911,395        1,215,587
Minority interest in (income) loss of
  subsidiaries from discontinued operations           (2,451,810)         (15,658)      (1,393,837)         261,880
                                                   -------------    -------------    -------------    -------------
Total income from discontinued operations          $  11,375,916    $     473,227    $  98,517,558    $   1,477,467
                                                   =============    =============    =============    =============

Income - limited partners from discontinued
  operations                                       $  11,262,157    $     468,495    $  97,532,382    $   1,462,692
                                                   =============    =============    =============    =============

Number of BACs outstanding                             139,101.5        139,101.5        139,101.5        139,101.5
                                                   =============    =============    =============    =============

Income from discontinued operations per BAC        $       77.04    $        3.37    $      701.15    $       10.51
                                                   =============    =============    =============    =============

* Reclassified for comparative purposes.



Cash Flows from Discontinued Operations:

                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                     ------------------------------
                                                                                          2007             2006*
                                                                                     -------------    -------------
Net cash provided by (used in) operating activities                                  $  71,747,592    $ (55,327,877)
                                                                                     -------------    -------------
Net cash provided by investing activities                                            $  26,086,645    $  11,896,578
                                                                                     -------------    -------------
Net cash used in financing activities                                                $ (91,562,224)   $ (13,056,264)
                                                                                     -------------    -------------

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS III L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


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

The financial statements of River Place have been prepared assuming that River Place will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in River Place has been written down to zero by prior years' losses and the minority interest balance was approximately $0 and $883,000 at December 31, 2007 and March 31, 2007, respectively. The net loss after minority interest for River Place amounted to approximately $2,894,000 and $3,248,000 for the nine months ended December 31, 2007 and 2006, respectively. On June 13, 2007, the Partnership's limited partnership interest in River Place was sold (see Note 3).

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

Longfellow Heights Apartments, L.P. ("Longfellow")
--------------------------------------------------
The financial statements of Longfellow have been prepared assuming that it will continue as a going concern. Longfellow's note with Hallmark Corporate Foundation matured September 1, 2007. The principal balance of the note at September 30, 2007 was $1,237,648 and based on historical operations of Longfellow, it is not expected to be able to pay the principal balance for the remainder of 2007. Longfellow intended to rehabilitate the property and to restructure its debt during 2007. Longfellow has Tax Credits approved and has received a bond allocation. The Partnership's investment in Longfellow was written down to zero by prior years' losses and the minority interest was $0 at both December 31, 2007 and March 31, 2007. The net loss after minority interest for Longfellow amounted to approximately $307,000, excluding gain on sale, and $237,000 for the nine months ended December 31, 2007 and 2006, respectively. On December 7, 2007, the partnership's limited partnership interest in Longfellow was sold (see Note 3).

Citrus Meadows Apartments, LTD. ("Citrus Meadows")
--------------------------------------------------
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern. Citrus Meadows incurred a net loss of approximately $374,000 during the nine months ended September 30, 2007 and has incurred a Partner's deficit of $7,793,537 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants. Also, nonessential capital expenditures have either been eliminated or postponed. Also, in 2006, Citrus Meadows' status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents. Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants. Current occupancy rates are near 70%, and management has secured several new move-in tenants for the 2007 fiscal year. At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern. The Partnership's investment in Citrus Meadows has been written down to zero by prior years' losses and the minority interest balance was $0 at both December 31, 2007 and March 31, 2007. The net loss after minority interest amounted to approximately $374,000 and $320,000 for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Citrus Meadows has entered into an agreement to sell its property and the related assets and liabilities (see Note 4).

Puerto Rico Historic Zone Dividend Partnership ("San Justo")
------------------------------------------------------------
The financial statements of San Justo have been prepared assuming that it will continue as a going concern. San Justo has suffered recurring losses from operations. At September 30, 2007, San Justo had a partners' deficit of $2,418,180 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo's ability to continue as a going concern. In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


liability for $1,000,000. The related promissory note, in support of the claim, issued by San Justo, was dated on December 31, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC); and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and; to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006. The promissory note due date was July 1, 1992. San Justo's management did not have knowledge of the existence of such debt until October 2006. The related debt for $1,000,000 is not presented as a liability in the accompanying balance sheet. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's minority interest balance in San Justo was approximately $0 at both December 31, 2007 and March 31, 2007. The net loss after minority interest for San Justo was approximately $122,000 and $216,000 for the nine months ended December 31, 2007 and 2006, respectively. The Partnership's limited partnership interest in San Justo was sold on March 21, 2007 (see Note 3).

Jefferson Limited Partnership ("Jefferson")
-------------------------------------------
At September 30, 2007, Jefferson's current liabilities exceeded its current assets by approximately $1,473,000 and has sustained a net loss of $91,000 for the nine months ended September 30, 2007. The financial statements for the year ended December 31, 2006 were prepared assuming Jefferson will continue as a going concern. Jefferson has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management is taking measures to increase occupancy and reduce operating expenses. In addition, management is looking into alternatives regarding refinancing the existing debt. If profitable operations cannot be obtained, Jefferson will be financially dependent on its partners. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Jefferson was written down to zero by prior years' losses and the minority interest balance was $0 at both December 31, 2007 and March 31, 2007. The net loss after minority interest for Jefferson amounted to approximately $91,000 and $171,000 for the nine months ended December 31, 2007 and 2006, respectively. The Partnership's limited partnership interest in Jefferson was sold on June 15, 2007 (see Note 3).

b)  Subsidiary Partnership - Other

Redemptorist Limited Partnership ("Redemptorist")
-------------------------------------------------
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then. The Local General Partner is still evaluating whether Redemptorist will be rebuilt or not. Redemptorist is close to the end of its Compliance Period and has third-party debt. Redemptorist anticipates that the insurance proceeds will be sufficient to pay off all debt. Currently, Redemptorist does not expect that there will be financial exposure related to Redemptorist. At September 30, 2007, Redemptorist's property and equipment, net of accumulated depreciation, was approximately $2,774,000. The insurance coverage is approximately $6,500,000 for property, $5,000,000 for flood and wind coverage and $860,000 for rent loss. The Partnership's limited partnership interest in Redemptorist was sold on December 3, 2007 (see Note 3).

Driftwood
---------
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma. Driftwood has claimed and recovered $1,077,008 of insurance proceeds and has made repairs of $1,107,000 as of September 30, 2007. Driftwood has established a deferred charges account in the amount of $422,294 which represents the unspent insurance proceeds to be used on additional repairs. Driftwood has submitted a supplemental insurance claim in the amount of $224,737. The resolution of the supplemental claim and the amount of any casualty loss suffered by Driftwood cannot be determined at this time. On July 1, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Driftwood to an affiliate of the Local General Partner (see Note 4).

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
                                                       ============

                  LIBERTY TAX CREDIT PLUS III L.P.
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                          December 31, 2007
                             (Unaudited)


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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of December 31, 2007, no more than 27% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's original capital was invested in sixty-two Local Partnerships. As of December 31, 2007, the Partnership has sold its limited partnership interest in twenty-seven Local Partnerships, the property and the related assets and liabilities of twelve Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, the Partnership has entered into agreements for the sale of eight Local Partnerships (see Item 1, Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 8, Note 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the nine months ended December 31, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $33,000 and $148,000, respectively. In addition, during the nine months ended December 31, 2007 and 2006, distributions from the sales of properties and their related assets and liabilities amounted to approximately $2,086,000 and $8,731,000. Additionally, during the nine months ended December 31, 2007 and 2006, the Partnership received approximately $6,958,000 and $1,800,000 of proceeds from the sale of limited partnership interests.

During the nine months ended December 31, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $12,433,000. This increase was attributable to proceeds from sale of properties of approximately ($28,370,000) which exceeded cash used in operating activities of approximately ($6,602,000), acquisitions of property and equipment of approximately ($382,000), principal payments of mortgage notes payable of approximately ($6,832,000), costs paid related to the sale of properties of approximately ($1,615,000), an increase in cash held in escrow relating to investing activities of approximately ($53,000), an increase in deferred costs relating to financing activities of approximately ($7,000) and a decrease in the capitalization of consolidated subsidiaries attributable to minority interest of approximately ($445,000). Included in the adjustments to reconcile the net income to net cash used in operating activities are depreciation and amortization of approximately $3,401,000, an increase in due to debt guarantor of approximately $1,740,000 and a gain on sale of properties of approximately $104,932,000.

The Partnership has a working capital reserve of approximately $17,527,000 at December 31, 2007.

Total expenses for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,099,174, $1,178,950, $3,240,131 and $3,311,321, respectively.

Accounts payable and other liabilities as of December 31, 2007 and March 31, 2007 were $1,545,353 and $306,550, respectively, which includes $0 and $721,000 in deferred gain on sales. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of December 31, 2007 and March 31, 2007, totaled $1,010,159 and $6,641,137, respectively.

Accrued interest payable as of December 31, 2007 and March 31, 2007 was $7,353,036 and $16,747,001, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of December 31, 2007 and March 31, 2007, totaled $3,409,797 and $3,207,846, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $8,016,000 and $7,803,000 were accrued and unpaid at December 31, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

Critical Accounting Policies and Estimates
------------------------------------------

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

In accordance with SFAS 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the quarter ended December 31, 2007, Partnership did not recorded any loss on impairment of assets or reduction to estimated fair value. Through December 31, 2007, the Partnership has recorded approximately $29,172,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are eight Local Partnerships whose assets are classified as property and equipment-held for sale as of December 31, 2007 (see
Item 1, Note 4).

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

Results of Operations
---------------------

Results of operations for the three and nine months ended December 31, 2007 and 2006 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note
5).

Rental income increased approximately 3% and 2% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to annual increases in rental rates and decreases in vacancies at several Local Partnerships.

Other income increased approximately $23,000 and $267,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in interest income earned on higher cash balances resulting from the sale of properties at the Partnership level partially offset by an insurance reimbursement received in 2006 due to fire damages at one Local Partnership.

Total expenses, excluding general and administrative-related parties, operating, insurance and financial, remained fairly consistent with a decrease of approximately 3% and an increase of less than 1% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006.

General and administrative-related parties expenses decreased approximately $43,000 and $58,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in partnership management fees resulting from the sale of properties, partially offset by an increase in expense reimbursements at the Partnership level.

Operating expenses increased approximately $17,000 and $64,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to increases in electricity and gas costs, fuel costs and water and sewer expenses at several Local Partnerships.

Insurance expenses decreased approximately $50,000 and $143,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an overaccrual in the prior year at one Local Partnership.

Financial expenses decreased approximately $91,000 for the three months ended December 31, 2007 as compared to the corresponding period in 2006, primarily due to an underaccrual during the second quarter in the prior year at one Local Partnership.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 11.5% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2007.

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



Date:  February 13, 2008
       -----------------

                                       By: /s/ Robert L. Levy
                                           ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date:  February 13, 2008
       -----------------

                                       By: /s/ Andrew J. Weil
                                           ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer


                             By:  LIBERTY GP III INC.,
                                  General Partner



Date:  February 13, 2008
       -----------------

                                  By:  /s/ Robert L. Levy
                                       ------------------
                                       Robert L. Levy
                                       Chief Financial Officer



Date:  February 13, 2008
       -----------------

                                  By:  /s/ Andrew J. Weil
                                       ------------------
                                       Andrew J. Weil
                                       President and Chief Executive Officer