Form 10-K
period 2008-03-31
LIBERTY TAX CREDIT PLUS III LP
filed 2008-06-27
CIK 843076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24656

LIBERTY TAX CREDIT PLUS III L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3491408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests and Beneficial Assignment Certificates
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer and accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]  No  ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2007 was $(26,506,000), based on Limited Partner equity (deficit) as of such date.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.    Business

General

Liberty Tax Credit Plus III L.P. (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on November 17, 1988. The General Partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the “Related General Partner”), and Liberty GP III Inc., a Delaware corporation (the “Liberty General Partner”, and together with the Related General Partner, the “General Partners”). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation.  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

On May 2, 1989, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”).

As of March 30, 1990 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $139,101,500 of gross proceeds of the Offering from 9,082 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as “Local Partnerships” or “Subsidiary Partnerships”) each of which owns one or more leveraged low-income multifamily residential complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  Some of the Apartment Complexes benefit from one or more other forms of federal or state housing assistance.  The Partnership’s investment in each Local Partnership represents from 26.46% to 98% of the partnership interests in the Local Partnership. The Partnership does not anticipate making any additional investments.  As of March 31, 2008, the Partnership has disposed of forty-seven of its sixty-two original Properties. See Item 2, Properties, below.

Liberty Associates IV L.P. (“Liberty Associates”) is the special limited partner in all of the remaining Local Partnerships. Liberty Associates has certain rights and obligations in its role as special limited partner which permit this affiliate of the Partnership to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to substantial Tax Credits over the period of the Partnership’s entitlement to claim such Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the “Credit Period”) with respect to each Property.

2. Preserve and protect the Partnership’s capital.

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

Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period (the “Compliance Period”). Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if (1) the Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer’s interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2008, the Partnership recorded approximately $1,121,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2008, the Partnership recorded approximately $30,293,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

The Partnership has fulfilled its primary objective of generating Tax Credits.  The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

Cash distributions received from the Local Partnerships from operations have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships from operations will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds.  The Partnership does not anticipate being able to make distributions to return to BACs holders their original capital contributions.  Furthermore, at this time, there can be no assurance that the Partnership will achieve this investment objective.  During the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $12,117,000 and to the General Partners of approximately $122,000.  Through the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $19,074,000 and to the General Partners of approximately $192,000.

Certain Subsidiary Partnerships are the beneficiaries of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development (“HUD”) subsidizes the amount of rent that the Subsidiary Partnership earns. Pursuant to those subsidy agreements, the Subsidiary Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Subsidiary Partnerships from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence without HUD’s approval.

In order for certain Subsidiary Partnerships to qualify for the section 421A program (“Section 421A Program”) and the inclusionary zoning program (“Inclusionary Zoning Program”), they must comply with certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants’ incomes, the obligation to operate the property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain Subsidiary Partnerships obtain grants from local authorities to fund construction costs of the Properties and in order to qualify must maintain the low-income nature of the Property, among other provisions.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sales of Underlying Properties/Local Partnership Interests

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will be complete within two years.  During the year ended March 31, 2008, the Partnership sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  Through March 31, 2008 the Partnership has sold its limited partnership interest in thirty-two Local Partnerships, the property and the related assets and liabilities of thirteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, as of March 31, 2008, two Local Partnerships have entered into agreements to sell their property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, the Partnership entered into agreements to sell its limited partnership interest in seven Local Partnerships and one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 16 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On March 28, 2008, the Partnership sold its limited partnership interest in Commerce Square Apartments Associates L.P. (“Commerce Square”) to the Local General Partner for a sales price of $49,990.  The sale resulted in a gain of approximately $868,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $818,000 at the date of the sale and the $49,990 cash received from the sale.

On February 21, 2008, the Partnership sold its limited partnership interest in Driftwood Terrace Associates, Ltd (“Driftwood”) to the Local General Partner for a sales price of $1,986,418.  The sale resulted in a gain of approximately $5,031,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,045,000 at the date of the sale and the $1,986,418 cash received from the sale.

On December 31, 2007, the Partnership sold its limited partnership interest in Lake Forrest Estates II, Ltd. (“Lake Forest II”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $150,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $149,000 at the date of the sale and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership sold its limited partnership interest in Foxcroft Apartments, Ltd. (“Foxcroft”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $178,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $177,000 at the date of the sale and $1,000 cash received from sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $6,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2007, the Partnership sold its limited partnership interest in River Oaks Apartments, Ltd. (“River Oaks”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $111,000 resulting from the write-off of the deficit basis in the Local Partnership approximately $110,000 at the date of the sale and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership sold its limited partnership interest in Canterbury Apartments Limited Partnership (“Canterbury”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a loss of approximately $10,000 resulting from the write-off of the basis in the Local Partnership of approximately $11,000 at the date of sale and the $1,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2007, the Partnership sold its limited partnership interest in Park Village Apartments, Ltd. (“Park Village”) to an affiliate of the Local General Partner for a sales price of $10.  The sale resulted in a loss of approximately $94,000 resulting from the write-off of the basis in the Local Partnership of approximately $94,000 at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $8,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Brewery Renaissance Associates (“Brewery”) to the Local General Partner for a sales price of $150,000.  The sale resulted in a gain of approximately $340,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $197,000 at the date of the sale and the $142,971 cash received from the sale.  An adjustment to the gain of approximately $37,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $377,000.

On December 27, 2007, the Partnership sold its limited partnership interest in Diamond Phase II Venture (“Diamond Street”), to the Local General Partner for a sales price of $20,000.  The sale resulted in a gain of approximately $1,033,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An adjustment to the gain of approximately $(8,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $1,025,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $23,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Bookbindery Associates (“Bookbindery”) to the Local General Partner for a sales price of $20,000.  The sale resulted in a loss of approximately $681,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale.  An adjustment to the loss of approximately $1,115,000, due to the Local Partnership recording a loss on impairment,  was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $434,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $23,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Dunlap School Venture (“Dunlap”) to the Local General Partner for a sales price of $20,000.  The sale resulted in a loss of approximately $176,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale.  An adjustment to the loss of approximately $5,000 was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $171,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $25,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Sartain School Venture (“Sartain”) to the Local General Partner for a sales price of $5,400.  The sale resulted in a gain of approximately $3,418,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An adjustment to the gain of approximately $72,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $3,490,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $40,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 21, 2007, the Partnership received $25,000 from the sale of its limited partnership interest in Glenbrook Associates (“Glenbrook”) on July 5, 2005.  The receipt of these proceeds resulted in an additional gain of $25,000.

On December 7, 2007, the property and related assets and liabilities of Longfellow Height Apartments, L.P. (“Longfellow”) were sold to the Local General Partner for a sales price of $7,239,992.  The Partnership received $325,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $6,915,000.  The sale resulted in a gain of approximately $3,365,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(590,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,775,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $30,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 3, 2007, the Partnership sold its limited partnership interest in Redemptorist Limited Partnership (“Redemptorist”) to the Local General Partner for a sales price of $988,082.  The sale resulted in a gain of approximately $1,324,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $336,000 at the date of the sale and the $988,082 cash received from the sale.  An adjustment to the gain of approximately $(3,785,000) was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $2,461,000.

On November 2, 2007, the Partnership sold its limited partnership interest in the Hamlet, Ltd. (“Hamlet”) to an affiliate of the Local General Partner for a sales price of $4,397,500.  The sale resulted in a gain of approximately $5,649,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,249,000 at the date of the sale and the $4,400,000 cash received from the sale.  An adjustment to the gain of approximately $850,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $6,499,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $10,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 26, 2007, the property and the related assets and liabilities of Conifer James Street Associates (“Schopfer”) were sold to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the second mortgage which totaled approximately $200,000.  The Partnership did not receive any distribution from this sale after the repayment of the first mortgage, other liabilities and closing costs of approximately $1,750,000.  The sale resulted in a loss of approximately $72,000 resulting from the write-off of the basis in the property at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $18,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership (“Jefferson”) for a sales price of $1 plus 50% of debt forgiveness which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009.  As of March 31, 2008, the Partnership has not received any cash from this sale.  During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303.  The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An adjustment to the gain of approximately $(730,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $436,000.

On June 10, 2007, the Partnership’s limited partnership interest in South Toledo Associates, Ltd. (“South Toledo”) was sold to the Local General Partner for a sales price of one dollar.  The Partnership has not received any cash from this sale.  The sale resulted in a loss of approximately $82,000 resulting from the write-off of the basis in the property at the date of sale.  An adjustment to the gain of approximately $(8,000) was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $90,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 31, 2007, R.P.P. Limited Dividend Housing Association Limited Partnership (“River Place”) transferred the deed to the property and the related assets and liabilities to an affiliate of the Local General Partner for an assumption of bond debt and mortgage, which amounted to approximately $90,683,000 at the date of the sale.  The Partnership has not received any cash from this transaction.  The transfer resulted in a net gain of approximately $81,154,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the transfer.

On May 30, 2007, West 132nd Development Partnership (“Manhattan J”) sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000.  The Partnership received $1,954,413 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,548,000.  The sale resulted in a gain of approximately $1,752,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended September 30, 2007.  Adjustments to the gain of approximately $2,000 and $(154,000) were recorded during the quarters ended December 31, 2007 and March 31, 2008, respectively, resulting in an overall gain of approximately $1,600,000.

On March 21, 2007, the Partnership sold its limited partnership interest in Puerto Rico Historic Zone, Limited Dividend Partnership (“San Justo”) to the Local General Partner for a sales price of $874,000.  The sale resulted in a gain of approximately $3,309,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,440,000 at the date of the sale and the $869,305 cash received from the sale, which was recognized during the quarter ended June 30, 2007.  An adjustment to the gain of approximately $(43,000) was recorded during the quarter ended September 30, 2007, resulting in an overall gain of approximately $3,266,000.  The sale also resulted in a non-cash contribution from the Partnership to the Local General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local General Partner to an affiliate of the General Partner.

On February 28, 2007, the Partnership sold its remaining limited partnership interest in Michigan Rural Housing Limited Partnership (“Michigan Rural”) to an affiliate of the Local General Partner.  The Partnership received $10 from this sale.  The sale resulted in a gain of approximately $503,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  On May 26, 2005, the Partnership had sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sale price of $100,000.  The Partnership received proceeds of $100,000 from this sale, which resulted in a gain of $100,000.

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. (“Cutler Canal”) were sold to an affiliate of the General Partner for a sales price of $11,600,000.  The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,976,000.  The sale resulted in a gain of approximately $2,024,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $79,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,283,000.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue Associates, L.P. (“1850 Second Avenue”) were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used for the payment of closing costs.  During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $3,126,707.  The sale resulted in a gain of approximately $252,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustments to the gain of approximately $(10,000) and $(300,000) were recorded during the quarter ended September 30, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $59,000.  The sale also resulted in a non-cash contribution from the Partnership of approximately $3,471,000 to the Local General Partner as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner.

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens (“CV Bronx”) were sold to an unaffiliated third party purchaser for a sales price of $4,370,000.  The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000.  The Partnership received an additional $550,000 in guaranteed deferred payments on June 5, 2008.  The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustments to the gain of approximately $(53,000) and $97,000 were recorded during the quarters ended September 30, 2007 and March 31, 2008, respectively, resulting in an overall gain of approximately $457,000.  The sale also resulted in a non-cash distribution to the Partnership from the Local General Partner of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates (“Manhattan A”) were sold to an unaffiliated third party purchaser for a sales price of $7,250,000.  The Partnership received $3,950,202 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,300,000.  The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  Adjustments to the gain of approximately $345,000, $7,000 and $44,000, which were recorded during the quarters ended March 31, 2007, June 30, 2007 and March 31, 2008, respectively, resulted in an overall gain of approximately $3,431,000.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership (“Broadhurst”) were sold to an unaffiliated third party purchaser for a sales price of $5,300,000.  The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000.  The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  Adjustments to the gain of approximately ($142,000) and $20,000, which were recorded during the quarters ended March 31, 2007 and June 30, 2007, respectively, resulted in an overall gain of approximately $2,049,000.

On June 5, 2006, the property and the related assets and liabilities of Weidler Associates Limited Partnership (“Weidler”) were sold to an affiliate of the Local General Partner for a sales price of $1,900,000.  The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000.  The sale resulted in a gain of approximately $787,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(103,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $684,000.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments (“Meadowlands”) (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445.  The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000.  The sale resulted in a gain of approximately $313,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $134,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $447,000.

On March 28, 2006, the Local General Partner of Stop 22 Limited Partnership (“Stop 22”) purchased the Partnership’s remaining interest in Stop 22 for a sales price of $1,800,000.  The Partnership received proceeds of $1,800,000 from this sale.  The sale resulted in a gain of approximately $5,379,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $3,579,000 and $1,800,000 cash received from the sale.

On March 1, 2006, the property and the related assets and liabilities of Affordable Flatbush Associates (“Affordable Flatbush”) were sold to an unaffiliated third party purchaser for a sales price of $1,700,000.  The Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000.  The sale resulted in a gain of approximately $271,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  Adjustments to the gain of approximately $(7,000) and $10,000 were recorded during the quarters ended March 31, 2007 and June 30, 2007, respectively, resulting in an overall gain of approximately $274,000.

On March 1, 2006, the property and the related assets and liabilities of Site H Development Co. (“Site H”) were sold to an unaffiliated third party purchaser for a sales price of $1,200,000.  The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000.  The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An additional loss of $(42,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of $512,000.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership (“Las Camelias”) to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units.  The sale resulted in a gain of approximately $2,828,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An additional gain of approximately $143,000, due to proceeds that the Partnership received relating to condo sales, was recorded during the quarter ended June 30, 2007 resulting in an overall gain of approximately $2,971,000.

Assets Held for Sale

On December 31, 2007, Citrus Meadows Apartments, Ltd. (“Citrus Meadows”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $11,750,000.  The sales documents were executed and subsequently, in March 2008, were cancelled.  Currently, the Partnership is in the process of negotiating with a prospective buyer to sell its limited partnership interest for a sales price of $60,000.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Citrus Meadows had property and equipment, at cost, of approximately $10,196,000, accumulated depreciation of approximately $5,865,000 and mortgage debt of approximately $7,200,000.

Williamsburg Residential II, L.P. (“Williamsburg”) was subject to a foreclosure action by the mortgage lender.  During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.   In light of the pending foreclosure, Williamsburg is being held as an asset held for sale as of March 31, 2008.  As of December 31, 2007, Williamsburg had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $828,000 and mortgage debt of approximately $1,363,000.  Williamsburg was subsequently sold on May 9, 2008 (see Note 16 in Item 8).  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $45,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner, which was recorded during the year ended March 31, 2008.

Segments
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

Employees
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 hereof.  In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.   Risk Factors

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

There also are substantial risks associated with the operation of apartment complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

As of March 31, 2008 the Partnership held a 98% limited partnership interest in fifteen Local Partnerships.  During the year ended March 31, 2008, the Partnership sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  Through March 31, 2008, the Partnership has sold its limited partnership interest in thirty-two Local Partnerships, the property and the related assets and liabilities of thirteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, as of March 31, 2008, two Local Partnerships have entered into agreements to sell their property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in two Local Partnerships, and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, the Partnership entered into agreements to sell its limited partnership interest in seven Local Partnerships and one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 16 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  Set forth below is a schedule of these Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

Name and Location (Number of Units)		% of Units Occupied at May 1,
	Date Acquired	2008	2007	2006	2005	2004

C.V. Bronx Associates, L.P./ Gerard Gardens
Bronx, NY (121)	June 1989	(i)	(i)	97	98	98
Michigan Rural Housing Limited Partnership
Michigan (192)(a)	September 1989	(j)	(j)	96	97	97
Jefferson Limited Partnership
Shreveport, LA (69)	December 1989	(l)	81	78	94	96
Inter-Tribal Indian Village Housing Development Associates, L.P
Providence, RI (36)	October 1989	92	97	97	97	94
RBM Associates/Spring Garden
Philadelphia, PA (8)	December 1989	(f)	(f)	(f)	100	100
Glenbrook Associates
Atglen, PA (35)	November 1989	(f)	(f)	(f)	100	100
Affordable Flatbush Associates
Brooklyn, NY (30)	December 1989	(e)	(e)	(e)	100	97
Barclay Village II, LTD.
Chambersburg, PA (87)	November 1989	(f)	(f)	(f)	100	98
1850 Second Avenue Associates, L.P.
New York, NY (48)	October 1989	(i)	(i)	98	98	94
R.P.P. Limited Dividend Housing/ River Place
Detroit, MI (301)	November 1989	(m)	94	90	93	90
Williamsburg Residential II, L.P.
Wichita, KS (50)	November 1989	(n)	95	91	91	52
West 104th Street Associates L.P.
New York, NY (56)	December 1989	100	96	98	100	100
Meredith Apartments, LTD.
Salt Lake City, UT (22)	August 1989	(d)	(d)	(d)	(d)	100
Ritz Apartments, LTD.
Salt Lake City, UT (30)	August 1989	(d)	(d)	(d)	(d)	90
Ashby Apartments, LTD.
Salt Lake City, UT (27)	August 1989	(d)	(d)	(d)	(d)	100
South Toledo Associates, LTD.
Toledo, OH (18)	January 1990	(l)	100	94	100	100
Dunlap School Venture
Philadelphia, PA (35)	January 1990	(l)	94	97	97	91
Philipsburg Elderly Housing Associates
Philipsburg, PA (103)	February 1990	(f)	(f)	(f)	100	99
Franklin Elderly Housing Associates
Franklin, PA (89)	February 1990	(f)	(f)	(f)	100	100
Wade D. Mertz Elderly Housing Associates
Sharpsville, PA (103)	February 1990	(f)	(f)	(f)	100	100
Lancashire Towers Associates Limited Partnership
Cleveland, OH (240)	February 1990	(f)	(f)	(f)	91	91
Northwood Associates Limited Partnership
Toledo, OH (176)	February 1990	(b)	(b)	(b)	(b)	(b)
Brewery Renaissance Associates
Middletown, NY (53)	February 1990	(l)	100	97	100	100
Brandywine Court Associates, L.P.
Jacksonville, FL (52)	November 1989	(e)	(e)	(e)	90	92
Art Apartments Associates
Philadelphia, PA (30)	March 1990	97	100	100	97	93
The Village at Carriage Hills, LTD.
Clinton, TN (48)	March 1990	98	98	100	100	100
Mountainview Apartments, LTD.
Newport, TN (34)	March 1990	97	100	100	100	98
The Park Village, Limited
Jackson, MS (24)	March 1990	(l)	96	100	96	92
River Oaks Apartments, LTD.
Oneonta, AL (35)	March 1990	(l)	100	100	97	94
Forrest Ridge Apartments, LTD.
Forrest City, AR (25)	March 1990	92	96	96	96	96
The Hearthside Limited Dividend Housing Association Limited Partnership
Portage, MI (101)	March 1990	99	100	100	100	99

Local Partnership Schedule
(continued)

Name and Location (Number of Units)		% of Units Occupied at May 1,
	Date Acquired	2008	2007	2006	2005	2004

Redemptorist Limited Partnership
New Orleans, LA (126)	March 1990	(h)	(h)	(h)	98	94
Manhattan A Associates
New York, NY (99)	April 1990	(i)	(i)	100	100	100
Broadhurst Willows, L.P.
New York, NY (129)	April 1990	(i)	(i)	95	99	98
Weidler Associates Limited Partnership
Portland, OR (52)	May 1990	(i)	(i)	88	94	83
Gentle Pines-West Columbia Associates, L.P.
Columbia, SC (150)	June 1990	(g)	(g)	(g)	67	74
Lake Forest Estates II, LTD.
Livingston, AL (32)	June 1990	(l)	97	100	100	88
Las Camelias Limited Partnership
Rio Piedras, PR (166)	June 1990	(f)	(f)	(f)	95	97
WPL Associates XXIII
Portland, OR (48)	July 1990	(d)	(d)	(d)	(d)	92
Broadway Townhouses L.P.
Camden, NJ (175)	July 1990	100	100	100	100	100
Puerto Rico Historic Zone Limited Dividend Partnership
San Juan, PR (67)	August 1990	(j)	(j)	100	96	99
Citrus Meadows Apartments, LTD.
Bradenton, FL (200)	July 1990	75	86	96	86	77
Sartain School Venture
Philadelphia, PA (35)	August 1990	(l)	74	83	97	94
Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL (176)	September 1990	(l)	99	100	99	97
Holly Hill, LTD.
Greenville, TN (46)	October 1990	93	98	96	96	96
Mayfair Apartments LTD.
Morristown, TN (48)	October 1990	94	92	98	98	96
Foxcroft Apartments LTD.
Troy, AL (48)	October 1990	(l)	94	97	92	94
Canterbury Apartments, LTD.
Indianola, MS (48)	October 1990	(l)	100	100	100	100
Cutler Canal III Associates, LTD.
Miami, FL (262)	October 1990	(j)	(j)	98	97	96
Jefferson Place L.P.
Olathe, KS (352)	October 1990	(c)	(c)	(c)	(c)	(c)
Callaway Village, LTD.
Clinton, TN (46)	November 1990	100	96	98	100	89
Commerce Square Apartments Associates L.P.
Smyrna, DE (80)	December 1990	(l)	94	98	95	99
West 132nd Development Partnership
New York, NY (40)	December 1990	(k)	100	100	100	100
Site H Development Co.
Brooklyn, NY (11)	December 1990	(e)	(e)	(e)	100	100
L.I.H. Chestnut Associates, L.P.
Philadelphia, PA (78)	December 1990	97	94	86	99	90
Diamond Phase II Venture
Philadelphia, PA (32)	December 1990	(l)	78	88	94	84
Bookbindery Associates
Philadelphia, PA (41)	December 1990	(l)	83	98	98	90
The Hamlet, LTD.
Boynton Beach, FL (240)	December 1990	(l)	94	98	97	99
Stop 22 Limited Partnership
Santurce, PR (153)	December 1990	(f)	(f)	(f)	97	97
Knob Hill Apartments, LTD.
Greenville, TN (48)	December 1990	100	100	100	100	100
Conifer James Street Associates
Syracuse, NY (73)	December 1990	(k)	99	97	88	94
Longfellow Heights Apartments, L.P.
Kansas City, MO (104)	March 1991	(k)	80	86	90	96

(a)   Consists of four Apartment Complexes located throughout Michigan.  Subsequently, on April 14, 2006 one of the four Apartment Complexes was sold.
(b)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2002 (see Note 10 in Item 8).
(c)   The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Note 10 in Item 8).
(d)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2005 (see Note 10 in Item 8).
(e)   The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006 (see Note 10 in Item 8).
(f)    The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Note 10 in Item 8).
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
(j)    The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).
(k)   The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(l)    The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(m)  The deed to the property and the related assets and liabilities was transferred during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(n)   The property and the related assets and liabilities were subsequently sold (see Note 16 in Item 8).

The General Partners generally required, in connection with the Partnership’s investments in the Local Partnerships, that the Local General Partners undertake an obligation to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following rent stabilization (“Guarantee Period”). In each case, the operating deficits were funded by operating loans which did not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. The gross amount of the operating deficit guarantee agreements aggregated approximately $18,700,000, of which all have expired as of March 31, 2008.  In cases where the General Partners deemed it appropriate, the obligations of a Local General Partner under the operating deficit and/or rent-up guarantees were secured by letters of credit and/or cash escrow deposits.

The Tax Credits were available for a ten-year period which commenced when the Property first became occupied by qualified tenants. However, the annual Tax Credit available in the year in which the Apartment Complex was first occupied by qualified tenants were required to be prorated based upon the months remaining in the year after the Apartment Complex was placed in service. The amount of the annual Tax Credit not available in the first year was available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service.  In these cases, the Partnership was allocated Tax Credits only beginning in the month following the month in which the Partnership acquired its interest.  In addition, Tax Credits allocated in any prior period were not able to be claimed by the Partnership.  The Partnership also acquired Local Partnership interests in which some of the Local Partnerships owning historic complexes qualified for the Historic Tax Credit.  The amount of the Historic Tax Credit was generally 20% of qualified rehabilitation expenditures and was available in its entirety in the year the rehabilitated building was placed in service or, under certain circumstances, in the year in which the rehabilitation expenditure was made.  As of March 31, 2008, the Credit Periods for all the Properties have expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods are scheduled to expire at various times through December 31, 2008.

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

Item 3.   Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership has issued 27,820.3 Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $139,101,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor III Inc. (the “Assignor Limited Partner”), which has in turn issued 139,101.5 BACs to the purchasers thereof for an aggregate purchase price of $139,101,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of these restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 28, 2008, the Partnership has approximately 8,879 registered holders of an aggregate of 139,101.5 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

Certain Subsidiary Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Subsidiary Partnerships from selling or otherwise liquidating their assets during the period that the agreement with HUD is in existence without HUD’s approval.

Pursuant to the terms of the Partnership Agreement there are no material restrictions that restrict the ability of the Partnership to make distributions.  The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.  During the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $12,117,000 and to the General Partners of approximately $122,000.  Through the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $19,074,000 and to the General Partners of approximately $192,000.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or Limited Partnership Interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.           Selected Financial Data

The information set forth below presents selected financial data of the Partnership from the last five fiscal years.  Additional financial information is set forth in the audited financial statements in Item 8 hereof.

	Years Ended March 31,
OPERATIONS	2008	2007*	2006*/**	2005*/**	2004*/**

Revenues	$6,196,851	$5,756,859	$5,310,935	$5,428,637	$4,861,325
Operating expenses	(8,464,510)	(8,728,800)	(8,813,057)	(8,788,182)	(8,709,950)
Loss from operations before minority interest	(2,267,659)	(2,971,941)	(3,502,122)	(3,359,545)	(3,848,625)
Minority interest in gain (loss) of subsidiary partnerships from operations	3,874	3,609	(297,403)	623,313	245,467
Income (loss) from discontinued operations including gain on sale and minority interest	104,310,895	(1,489,475)	(2,853,786)	(10,143,172)	3,565,553
Net income (loss)	$102,047,110	$(4,457,807)	$(6,653,311)	$(12,879,404)	$(37,605)
Net income (loss) – limited partners	$101,026,639	$(4,413,229)	$(6,586,778)	$(12,750,610)	$(37,229)
Loss from operations per BAC	$(16.11)	$(21.13)	$(27.04)	$(19.47)	$(25.64)
Income (loss) from discontinued operations per BAC	742.39	(10.60)	(20.31)	(72.19)	25.37
Net income (loss) per BAC	$726.28	$(31.73)	$(47.35)	$(91.66)	$(0.27)

	March 31,
FINANCIAL POSITION	2008	2007	2006**	2005**	2004**

Total assets	$45,219,768	$117,542,156	$143,945,260	$173,313,829	$186,296,356

Total liabilities	$55,687,317	$228,172,332	$246,116,084	$270,323,097	$270,430,947

Minority interest	$783,910	$(420,360)	$(24,345)	$(1,476,100)	$(1,481,127)

Total partners’ (deficit) capital	$(11,251,459)	$(110,209,816)	$(102,146,479)	$(95,533,168)	$(82,653,764)

* Reclassified for comparative purposes.
** As restated (see Note 15 in Item 8).

During the years ended March 31, 2007 and 2005, total assets and liabilities decreased primarily due to impairment of property and a decrease in property and equipment and mortgage notes payable resulting from the sale of the Local Partnerships.  During the years ended March 31, 2008, 2006 and 2004, total assets and liabilities decreased primarily due to a decrease in property and equipment and mortgage notes payable resulting from the sale of Local Partnerships.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had originally invested approximately $109,000,000 (not including acquisition fees) of the net proceeds of its Offering in 62 Local Partnerships, all of which has been paid as of March 31, 2008.  During the year ended March 31, 2008, the Partnership sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  Through the year ended March 31, 2008, the Partnership has sold the property and the related assets and liabilities of thirteen Local Partnerships, its limited partnership interest in thirty two Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities at two Local Partnerships (see Note 10 in Item 8).  In addition, as of March 31, 2008, two Local Partnerships have entered into agreements to sell their property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in one Local Partnership, and transferred the deed to the property and the related assets and liabilities of one Local Partnership (see Note 16 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

Short-Term

During the year ended March 31, 2008, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2008, 2007 and 2006, the amounts received from operations of the Local Partnerships were approximately $23,000, $204,000 and $902,000, respectively.  Additionally, during the years ended March 31, 2008, 2007 and 2006, the Partnership received approximately $3,197,000, $15,780,000 and $1,623,000 of distributions from the sale of properties and approximately $8,682,000, $1,800,000 and $835,000 in proceeds from the sale of Local Partnerships’ limited partnership interest.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2008, cash and cash equivalents of the Partnership increased approximately $2,199,000.  This increase was attributable to net proceeds from sale of properties ($36,304,000), which exceeded cash used in operating activities ($902,000), costs paid relating to the sale of properties ($905,000), a net decrease in due to Local General Partners and affiliates relating to financing activities ($680,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,809,000), net repayments on mortgage notes ($17,029,000), an increase in deferred costs ($19,000), acquisition of property and equipment ($477,000), an increase in cash held in escrow relating to investing activities ($167,000) and distributions paid to BACs holders ($12,117,000).  Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization ($4,212,000), gain on sale of investments and properties ($107,917,000) and a loss on impairment of property ($1,121,000).

Total expenses for the years ended March 31, 2008, 2007, and 2006, excluding depreciation and amortization, interest, general and administrative–related parties and loss on impairment of fixed assets, totaled $3,845,505, $3,810,467 and $3,385,970, respectively.

Accounts payable as of March 31, 2008 and 2007 was $1,538,747 and $306,550, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2008 and 2007 was $6,415,369 and $16,747,001, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $7,250,000 at March 31, 2008.

Partnership management fees owed to the General Partners amounted to $2,247,085 and $7,802,788 and were accrued and unpaid at March 31, 2008 and 2007.  During the year ended March 31, 2008 and 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $5,367,000 and $3,405,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partners’ continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

Long-Term

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to assess BACs holders for additional capital contributions to provide capital if needed by the Partnership. Accordingly, if circumstances arise that cause a Local Partnership to require capital in addition to that contributed by the Partnership and any equity of the Local General Partner, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be additional third party debt financing (which may not be available if, as expected, the Property owned by the Local Partnership is already substantially leveraged or, as in the case of certain Properties, the incurrence of third party debt is not permitted) or additional equity contributions of the Local General Partner or other equity sources (which could adversely affect the Partnership’s interest in operating cash flow and/or proceeds of sale or refinancing of the Property and result in adverse tax consequences to the BACs holders). There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships in question, particularly if the residual value of a Property is uncertain. If such sources are not available, such Local Partnership would risk foreclosure on its Property if it was unable to renegotiate the terms of its first mortgage and any other debt with the lenders thereof. The risks associated with the need of such Local Partnership to refinance its underlying first mortgage debt are exacerbated by the probability that the term of certain favorable assistance programs from which a Local Partnership may benefit will expire prior to the end of the Compliance Period with respect to such Local Partnership’s Property.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below.  Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may also result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Note 2 in Item 8.

Critical Accounting Policies and Estimates

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the year ended March 31, 2008, the Partnership recorded approximately $1,121,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2008, the Partnership has recorded approximately $30,293,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of March 31, 2008 (see Note 11 in Item 8).

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and as rents become due and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related miscellaneous items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$744,380	$411,772	$72,423
Other	88,384	109,886	115,685
Total other revenue	$832,764	$521,658	$188,108
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$128,070	$168,481	$156,159
Other	938,736	1,001,794	804,531
Insurance proceeds (see Note 12b)	5,577,323	0	0
Total other revenue	$6,644,129	$1,170,275	$960,690
* Reclassified for comparative purposes.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments from operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$29,896,484	$1,926,211	$497,939	$596,762	$26,875,572

(a)
The mortgage notes from operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $176,000, including principal and interest at rates varying from 1% to 10% per annum, through the year 2053. Each Subsidiary Partnership’s mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership’s rent and leases.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years
Mortgage notes payable (a)	$8,563,060	$1,417,967	$120,952	$138,657	$6,885,484

(a)  The mortgage notes from discontinued operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $48,000, including principal and interest at rates varying from 6.85% to 10.75% per annum, through the year 2037.  Each Subsidiary Partnership’s mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership’s rent and leases.

The above balance of $8,563,060 included the mortgage note for Williamsburg Residential II L.P. (“Williamsburg”), which was payable in aggregate monthly installments of approximately $15,000 including principal and interest with a rate of 10.75% per annum and maturity date of 2007.  During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  See discussion below regarding Williamsburg.  Williamsburg was subsequently sold on May 9, 2008 (see Note 16 in Item 8).

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2008, 2007 and 2006 (“Fiscal 2007”, “Fiscal 2006” and “Fiscal 2005”, respectively), excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 13).

The majority of the Local Partnerships’ income continues to be in the form of rental income, with the corresponding expenses (excluding loss on impairment of assets) being divided among operations, depreciation and mortgage interest.

The net income (loss) from operations for the 2007, 2006 and 2005 Fiscal Years totaled $102,047,110, $(4,457,807) and $(6,653,311) (as restated), respectively.

The financial statement, set forth in Item 8, for the year ended March 31, 2006 have been restated to correct an overstatement of interest due to an error in the computation of annual interest expense at one of the Local Partnerships (see Item 8, Note 15).

2007 vs. 2006

Rental income increased approximately 2% for Fiscal 2007 as compared to Fiscal 2006, primarily due to an increase in rental rates, tenant assistance payments and occupancy at one Local Partnership, an increase in tenant assistance payments at a second Local Partnership and increases in rental rates at several Local Partnerships.

Other income increased approximately $311,000 for Fiscal 2007 as compared to Fiscal 2006, primarily due to an increase of interest income earned on increased cash balances from sales proceeds at the Partnership level, partially offset by insurance proceeds received resulting from a fire in the previous year at one Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, taxes and loss on impairment of fixed assets (see Item 8, Note 4), remained fairly consistent with an increase of approximately 2% for Fiscal 2007 as compared to Fiscal 2006.

General and administrative–related parties decreased approximately $274,000 for Fiscal 2007 as compared to Fiscal 2006, primarily due to a decrease in partnership management fees resulting from the sale of properties, partially offset by an increase in expense reimbursement charges at the Partnership level.

Repairs and maintenance decreased approximately $134,000 for Fiscal 2007 as compared to Fiscal 2006 primarily due to decreases in repair payroll, repair contracts and supplies at one Local Partnership, decreases in maintenance contracts at a second Local Partnership and decreases in carpet and appliance replacement at a third Local Partnership.

Taxes increased approximately $50,000 for Fiscal 2007 as compared to Fiscal 2006, primarily due to the expiration of a real estate tax abatement allowance during the prior year at one Local Partnership.

2006 vs. 2005

Rental income increased approximately 2% for Fiscal 2006 as compared to Fiscal 2005, primarily due to increased rental rates at the Local Partnerships.

Other income increased approximately $334,000 for Fiscal 2006 as compared to Fiscal 2005, primarily due to an increase in interest earned at the Partnership level due to a larger cash balance earning interest during Fiscal 2006.

Total expenses, excluding general and administrative, general and administrative-related parties, operating and other, and taxes, remained fairly consistent with an increase of approximately 2% for Fiscal 2006 as compared to Fiscal 2005.

General and administrative increased approximately $206,000 for Fiscal 2006 as compared to Fiscal 2005, primarily due to an increase in managers’ salaries, health insurance and miscellaneous office expenses at several Local Partnerships and an increase in audit and review fees resulting from the PCAOB requirements as well as an increase in the legal fees resulting from higher sales of properties at the Partnership level.

General and administrative-related parties decreased approximately $517,000 for Fiscal 2006 as compared to Fiscal 2005, primarily due to a decrease in partnership management fees resulting from sale of properties and a decrease in expense reimbursements at the Partnership level.

Operating and other expenses increased approximately $65,000 for Fiscal 2006 as compared to Fiscal 2005, primarily due to an increase in gas and electric costs at two Local Partnerships and an increase in water charges at a third and fourth Local Partnership.

Taxes increased approximately $90,000 for Fiscal 2006 as compared to Fiscal 2005, primarily due to an increase in real estate taxes at one Local Partnership and tax waivers obtained in the prior year at a second and third Local Partnership.

Results of Operations of Certain Local Partnerships

(a)  Subsidiary Partnership – Going Concerns and Uncertainties

Williamsburg Residential II, L.P. (“Williamsburg”)
The financial statements of Williamsburg have been prepared assuming that Williamsburg will continue as a going concern.  Williamsburg had been subject to a foreclosure action by the mortgage lender which raised substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg do not include any adjustments that might result from the outcome of this uncertainty.

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was subsequently sold on May 9, 2008 (see Note 16 in Item 8).

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $319,000 and $318,000 at March 31, 2008 and 2007, respectively.  Williamsburg’s net income (loss) after minority interest amounted to approximately $53,000, $(127,000) and $(208,000) for the 2007, 2006, and 2005 Fiscal Years, respectively.  (See Note 10 in Item 8).

Citrus Meadows Apartments, LTD. (“Citrus Meadows”)
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern.  Citrus Meadows incurred a net loss of approximately $494,000 during the year ended December 31, 2007 and has incurred a Partner’s deficit of $7,998,078 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants.  Also, in 2006, Citrus Meadows’ status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents.  Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants.  Current occupancy rates are near 75%, and management has secured several new move-in tenants for the 2008 fiscal year.  At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern.  The Partnership’s investment in Citrus Meadows has been written down to zero by prior years’ losses and the minority interest balance was $0 at both March 31, 2008 and 2007.  The net loss after minority interest amounted to approximately $494,000, $399,000 and $528,000 for the years ended March 31, 2008, 2007 and 2006, respectively.  As of March 31, 2008, Citrus Meadows has entered into an agreement to sell its property and the related assets and liabilities (see Note 11 in Item 8).

Puerto Rico Historic Zone Dividend Partnership (“San Justo”)
The financial statements of San Justo were previously prepared assuming that it will continue as a going concern.  San Justo has suffered recurring losses from operations.  At March 15, 2007, San Justo had a partners’ deficit of $2,464,005 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo’s ability to continue as a going concern.  In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding liability for $1,000,000.  The related promissory note, in support of the claim, issued by San Justo, was dated on December 31, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC); and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and; to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006.  The promissory note due date was July 1, 1992.  San Justo’s management did not have knowledge of the existence of such debt until October 2006.  At March 15, 2007, the outstanding liability was approximately $2,300,000.  The related debt which was originally for $1,000,000 was not presented as a liability in the accompanying balance sheet.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Partnership’s limited partnership interest in San Justo was sold on March 21, 2007 (see Note 10 in Item 8).

Jefferson Limited Partnership (“Jefferson”)
At June 15, 2007, Jefferson’s current liabilities exceeded its current assets by approximately $252,000 and has sustained a net loss of approximately $73,000 for the period ended June 15, 2007.  The financial statements for the period ended June 15, 2007 were prepared assuming Jefferson would continue as a going concern.  Jefferson had suffered recurring losses and had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management was taking measures to increase occupancy and reduce operating expenses.  In addition, management was looking into alternatives regarding refinancing the existing debt.  If profitable operations would not have been obtained, Jefferson would have been financially dependent on its partners.  The financial statements do not include any adjustments that might have resulted from the outcome of this uncertainty.  The Partnership’s limited partnership interest in Jefferson was sold on June 15, 2007 (see Note 10 in Item 8).

Diamond Phase II Venture (“Diamond Street”)
At December 31, 2007, Diamond Street’s current liabilities exceeded its current assets by approximately $100,000 and had sustained a net loss of approximately $81,000.  The financial statements of Diamond Street were prepared assuming that it will continue as a going concern.  Diamond Street has suffered recurring losses from operations and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years.  Diamond Street has also experienced a high number of vacancies due to deteriorating conditions in the area.  Management is attempting to make necessary repairs and maintenance to the property to attract more tenants.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Diamond Street, which in turn is dependent upon the success of its future operations.  The financial statements of Diamond Street do not include any adjustments that might result from the outcome of this uncertainty.  The Partnership’s limited partnership interest in Diamond Street was sold on December 21, 2007 (see Note 10 in Item 8).

b)  Subsidiary Partnership - Other

Redemptorist Limited Partnership (“Redemptorist”)
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then.  During 2007, Redemptorist received insurance proceeds in the amount of approximately $5,577,000.  All debt was either paid or forgiven.  The Partnership’s limited partnership interest in Redemptorist was sold on December 3, 2007 (see Note 10 in Item 8).

Driftwood
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma.  Driftwood had claimed and recovered $1,077,008 of insurance proceeds during 2007 and 2006.  Deferred charges at December 31, 2006 of $422,294 reflected estimated repairs costs which were completed in 2007.  The Partnership’s limited partnership interest in Driftwood was sold on February 21, 2008 (see Note 10 in Item 8).

Other

The Partnership’s investments in the Local Partnerships are subject to the risks incident to management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions, which could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of apartment complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor. However, continued inflation should allow for appreciated values of the Local Partnerships’ Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	21

	Consolidated Balance Sheets at March 31, 2008 and 2007	110

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	111

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2008, 2007 and 2006	112

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	113

	Notes to Consolidated Financial Statements	115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) (the “Partnership”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of 36 (Fiscal 2007), 39 (Fiscal 2006) and 32 (Fiscal 2005) subsidiary partnerships whose income (losses) aggregated $90,165,920, ($7,329,145) and ($3,269,498) for the 2007, 2006 and 2005 Fiscal Years, respectively, and whose assets constituted 81% and 80% of the Partnership’s assets at March 31, 2008 and 2007, respectively, presented in the accompanying consolidated financial statements.  The financial statements of 35 (Fiscal 2007), 38 (Fiscal 2006) and 32 (Fiscal 2005) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statements of one (Fiscal 2007) subsidiary partnership was unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus III L.P. and Subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of five subsidiary partnerships with significant contingencies and uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnerships’ net income (losses) aggregated $3,261,514 (Fiscal 2007), $(3,346,182) (Fiscal 2006) and $(1,338,805) (Fiscal 2005), and their assets aggregated $5,971,165 and $11,600,483 at March 31, 2008 and 2007, respectively.  Management’s plans in regard to these matters are also described in Note 12(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2008

[Letterhead of LAYTON & RICHARDSON, P.C.]

INDEPENDENT AUDITOR’S REPORT

Partners of
Michigan Rural Housing Limited Partnership

We have audited the accompanying balance sheet of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of February 28, 2007, and the related statements of income, changes in partners’ deficit and cash flows for the two month period then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership (a Michigan Partnership), as of February 28, 2007, and the results of its operations, changes in partners’ deficit and cash flows for the two month period then ended in conformity with U.S. generally accepted accounting principles.

/s/ Layton & Richardson, P.C.
Certified Public Accountants
East Lansing, Michigan
May 7, 2007

[Letterhead of LAYTON & RICHARDSON, P.C.]

INDEPENDENT AUDITOR’S REPORT

Partners of
Michigan Rural Housing Limited Partnership

We have audited the accompanying balance sheets of Michigan Rural Housing Limited Partnership (a Michigan partnership) as of December 31, 2006 and 2005 and the related statements of income, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Michigan Rural Housing Limited Partnership (a Michigan Partnership), as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Layton & Richardson, P.C.
Certified Public Accountants
East Lansing, Michigan
January 31, 2007

[REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Jefferson Limited Partnership

We have audited the accompanying balance sheets of Jefferson Limited Partnership at June 15, 2007 (limited partner transfer date) and December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the period from January 1, 2007 through June 15, 2007 (limited partner transfer date) and for the year ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Limited Partnership at June 15, 2007 (limited partner transfer date) and December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 through June 15, 2007 (limited partner transfer date) and for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 15, on June 15, 2007, Liberty Tax Credit Plus III, L.P. (the Limited Partner) and Liberty Associates IV L.P. (the Special Limited Partner) sold their interest to NMI SP LLC.  The Partnership’s financial statements reflect activities for the period from January 1, 2007 through June 15, 2007 (limited partner transfer date) and for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern.  As described in Note 14, the Partnership has suffered recurring losses and has a net capital deficiency, which raised substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our audits was conducted for the purpose of forming an opinion on the basic financial statements take as a whole.  The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Atlanta, Georgia
February 12, 2008

[REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Jefferson Limited Partnership

We have audited the accompanying balance sheet of Jefferson Limited Partnership at December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The Partnership’s financial statements as of December 31, 2005, were audited by other auditors whose opinion dated January 31, 2006, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

Independent Auditors’ Report

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
(A Limited Partnership)
Providence, RI

We have audited the accompanying balance sheet of Project No. HIP010 of Inter-Tribal Indian Village Housing Development Associates, L.P. (a limited partnership) as of December 31, 2007, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 2008, on our consideration of Inter-Tribal Indian Village Housing Development Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters.  The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting.  Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Damiano & Burk CPAs, P.C.
Lincoln, RI
February 4, 2008

[Letterhead of DAMIANO & BURK CPAs, P.C.]

INDEPENDENT AUDITORS’ REPORT

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

INDEPENDENT AUDITORS’ REPORT

To the Partners
Inter-Tribal Indian Village Housing Development Associates, L.P.
Providence, RI

We have audited the accompanying balance sheet of  Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2005, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are  appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inter-Tribal Indian Village Housing Development Associates, L.P. as of December 31, 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Damiano & Burk CPAs, PC
Lincoln, Rhode Island
January 18, 2006

[REZNICK GROUP, P.C. Letterhead]

INDEPENDENT REGISTERED AUDITORS’ REPORT

To the Partners
R.P.P. Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of R.P.P. Limited Dividend Housing Association Limited Partnership (the Partnership) as of May 31, 2007, and the related statements of operations, partners' equity, and cash flows for five-month period then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P.P. Limited Dividend Housing Association Limited Partnership as of May 31, 2007, and the results of its operations, the changes in partners' equity and its cash flows for the five-month period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Charlotte, North Carolina
March 25, 2008

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 30, 2007

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners’ equity/(deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential II, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 10 to the financial statements, the Partnership is currently subject to a foreclosure action by the mortgage lender which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
March 1, 2008

[Letterhead of DICKEY, WOLF & HUMBARD, LLC]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Williamsburg Residential II, L.P.

We have audited the balance sheets of Williamsburg Residential II, L.P. (a Kansas Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners’ equity/(deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
Certified Public Accountants

Harrisonville, MO
February 19, 2007

[Letterhead of FELDMAN, HOLTZMAN & LUPO, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
West 104th Street Associates, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of West 104th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2007 and December 31, 2006, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America for the years ended December 31, 2007 and December 31, 2006.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 104th Street Associates, L.P. at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FELDMAN, HOLTZMAN & LUPO, LLC
Pompton Lakes, New Jersey
March 5, 2008

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

/s/ FELDMAN, HOLTZMAN & LUPO, LLC
Pompton Lakes, New Jersey
February 28, 2007

[Letterhead of DAUBY O’CONNOR & ZALESKI]

Independent Auditors’ Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2006, and the related statements of profit and loss, changes in partners’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O’Connor & Zaleski, LLC
Certified Public Accountants

January 6, 2007
Carmel, Indiana

[Letterhead of DAUBY O’CONNOR & ZALESKI]

Independent Auditors’ Report

To the Partners of
South Toledo Associates, Ltd.
(An Ohio Limited Partnership)
Toledo, Ohio

We have audited the accompanying balance sheet of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2005, and the related statements of profit and loss, changes in partners’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Toledo Associates, Ltd. (An Ohio Limited Partnership) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O’Connor & Zaleski, LLC
Certified Public Accountants

January 6, 2006
Carmel, Indiana

[Letterhead of Reznick Group, PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Dunlap School Venture

We have audited the accompanying balance sheet of Dunlap School Venture as of November 9, 2007, and the related statement of operations, changes in partner's equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture as of November 9, 2007, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunlap School Venture as of December 31, 2006, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

[Letterhead of BAKER NEWMAN & NOYES]

INDEPENDENT AUDITORS’ REPORT

To the Partners of Philipsburg Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Philipsburg Elderly Housing Associates (A Maine Limited Partnership), as of September 19, 2005 and the related statements of operations, changes in partners’ capital and cash flows for the period January 1, 2005 through September 19, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

INDEPENDENT AUDITORS’ REPORT

To the Partners of Franklin Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the balance sheet of Franklin Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005 and the related statements of operations, changes in partners’ deficit and cash flows for the period January 1, 2005 through September 19, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

INDEPENDENT AUDITORS’ REPORT

To the Partners of Wade D. Mertz Elderly Housing Associates
(A Maine Limited Partnership)

We have audited the balance sheet of Wade D. Mertz Elderly Housing Associates (A Maine Limited Partnership) as of September 19, 2005, and the related statements of operations, changes in partners’ capital (deficit) and cash flows for the period January 1, 2005 through September 19, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

Independent Auditor’s Report

The General and Limited Partners
Lancashire Towers Associates Limited Partnership

We have audited the accompanying balance sheet of Lancashire Towers Associates Limited Partnership (an Ohio Limited Partnership) as of May 3, 2005, and the related statement of income, partners’ capital, and cash flows for the period commencing January 1, 2005 through May 3, 2005.  These financial statements are the responsibility of the Project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
CERTIFIED PUBLIC ACCOUNTANTS

Cleveland, Ohio
August 12, 2005

[Letterhead of FASMAN, KLEIN & FELDSTEIN]

Independent Auditor's Report

To the Partners,
Brewery Renaissance Associates, L.P.

We have audited the accompanying balance sheets of Brewery Renaissance Associates, L.P. as of December 31, 2007 and 2006, and the related statements of operations, partners' equity (deficit) and cash flows for years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
February 14, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewery Renaissance Associates, L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FASMAN, KLEIN & FELDSTEIN
New City, NY
February 12, 2007

[Letterhead of J.H. Williams & Co., LLP, CPAs]

Independent Auditors' Report

To the Partners
Art Apartments (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Art Apartments Partners (a Limited Partnership) as of December 31, 2007 and 2006 and the related statements of statements of income, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management and contracted management agent.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Partnership’s management and contracted management agent, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Apartments (a Limited Partnership) at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP
May 9, 2008

[Letterhead of J.H. Williams & Co., LLP, CPAs]

Independent Auditors' Report

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Partnership’s management and contracted management agent, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ J. H. Williams & Co., LLP
February 17, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
The Village at Carriage Hills, Ltd.
DBA The Village at Carriage Hills
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills, Ltd. (a limited partnership), DBA The Village at Carriage Hills, Case No. 48-001-630980039, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 2008, on our consideration of The Village at Carriage Hills, Ltd’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 16-18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 1, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
The Village at Carriage Hills, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of The Village at Carriage Hills, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Village at Carriage Hills, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Mountainview Apartments, Ltd.
DBA Mountainview Apartments
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., (a limited partnership), DBA Mountainview Apartments, Case No. 48-015-63097225, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ Deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 15 and 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Mountainview Apartments, Ltd.
Newport, Tennessee

We have audited the accompanying balance sheets of Mountainview Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountainview Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 7, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 10 and 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the audit procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 25, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
The Park Village, Limited
Jackson, Mississippi

We have audited the accompanying balance sheets of The Park Village, Limited, a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Village, Limited, as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
River Oaks Apartments, Ltd.
DBA River Oaks Apartments
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd. (a limited partnership), DBA River Oaks Apartments, Case No. 01-005-630988076 as of December 31, 2007 and 2006, and the related statements of operations, statements of partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., as of December 31, 2007 and 2006, and the results of its operations, statements of partners’ deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 15-16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 12, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
River Oaks Apartments, Ltd.
Oneonta, Alabama

We have audited the accompanying balance sheets of River Oaks Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Forrest Ridge Apartments, Ltd.
DBA Mt. Vernon Homes
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd. (a limited partnership), DBA Mt. Vernon Homes, Case No. 03-062-630899211, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 21, 2008, on our consideration of Forrest Ridge Apartments, Ltd’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 16-18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 21, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Forrest Ridge, Ltd.
Forrest City, Arkansas

We have audited the accompanying balance sheets of Forrest Ridge Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrest Ridge Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS’ REPORT

The Partners
The Hearthside Limited Dividend Housing Association Limited Partnership
(A Michigan Limited Partnership)
Portage, Michigan

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) (the “Partnership”), as of December 31, 2007 and 2006, and the related statements of operations, partners’ equity/(deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financing reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership, as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio
March 11, 2008

[Letterhead of SCHOONOVER BOYER AND ASSOCIATES]

INDEPENDENT AUDITORS’ REPORT

The Partners
The Hearthside Limited Dividend Housing Association Limited Partnership
(a Michigan Limited Partnership)
Portage, Michigan

We have audited the accompanying balance sheets of The Hearthside Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) (the “Partnership”), as of December 31, 2006 and 2005, and the related statements of operations, partners’ equity/(deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financing reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside Limited Dividend Housing Association Limited Partnership, as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio
February 13, 2007

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2007 and 2006, and the related statements of income, changes in partners’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2007 and 2006 and the results of its operations, changes in partners’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 2, 2008, on our consideration of Redemptorist Limited Partnership’s internal control, and reports dated April 2, 2008, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
April 2, 2008

[Letterhead of PAILET, MEUNIER AND LeBLANC, L.L.P.]

INDEPENDENT AUDITOR’S REPORT

To the Partners
of Redemptorist Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2006 and 2005, and the related statements of income, changes in partners’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redemptorist Limited Partnership, HUD Project No. 064-35271, as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 6, 2007, on our consideration of Redemptorist Limited Partnership’s internal control, and reports dated March 6, 2007, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan A Associates as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages nine through eleven is presented for purposes of additional analysis and is not a required part of the basic financial statements of Manhattan A Associates.  Such information, except for the portion marked “unaudited,” on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company sold the building on October 25, 2006 therefore the partnership was terminated as of the end of the year.

/s/ Satty, Levine & Ciacco, CPAs, P.C.
Jericho, New York
February 6, 2007

[Letterhead of Merina & Company, LLP]

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Weidler Associates Limited Partnership
Portland, Oregon

We have audited the accompanying statements of profit and loss, changes in partners’ capital, and cash flows of Weidler Associates Limited Partnership, for the period ended May 31, 2006 (date of dissolution).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Weidler Associates Limited Partnership for the period ended May 31, 2006 (date of dissolution), changes in partners’ capital and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Merina & Company
West Linn, Oregon
September 19, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Lake Forest Estates II, LTD.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, LTD., a limited partnership, as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, LTD., as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 6, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Lake Forest Estates II, Ltd.
Livingston, Alabama

We have audited the accompanying balance sheets of Lake Forest Estates II, LTD., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Estates II, LTD., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 28, 2007

[Letterhead of AMILCAR TORRES RIVERA, CPA]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Las Camelias Limited Partnership

I have audited the accompanying balance sheets of Las Camelias Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations, partner’s deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Camelias Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
Stamp #2106462 of the Puerto Rico Society of CPA’s was affixed to the original.
February 2, 2006

[Letterhead of Reznick Group, PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Broadway Townhouses L.P.

We have audited the accompanying balance sheet of Broadway Townhouses L.P. as of December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2007, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2008, on our consideration of Broadway Townhouses L.P.'s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 29, 2008, on Broadway Townhouses L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

/s/ Reznick Group, PC
Bethesda, Maryland
February 29, 2008
Taxpayer Identification Number: 52-1088612
Lead Auditor: Nelson D. Gomez

[Letterhead of Reznick Group, PC]

INDEPENDENT AUDITORS’ REPORT

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor we were engaged to perform an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Townhouses L.P. as of December 31, 2006, and the results of its operations, changes in its partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2007, on our consideration of Broadway Townhouses L.P.'s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2007, on Broadway Townhouses L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of March 15, 2007, and the related statements of operations, changes in partners’ deficit, and cash flows for the 2.5-month period then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of March 15, 2007, and the results of its operations, the changes in partners’ deficit and its cash flows for the 2.5-month period then ended in conformity with accounting principles generally accepted in the United States of America.

A claim has been made against the Partnership for the payment of a promissory note in the principal sum of $1,000,000, executed on September 30, 1991, by Mr. Juan Albors, as President of Housing Development Corp., General Partner of Puerto Rico Historic Zone Limited Dividend Partnership, before Notary Carol Cabanas Rios (Affidavit No. 577 of said Notary).  The outstanding amount as of March 15, 2007, including related accrued interest, is $2,300,000, approximately.  The holder of the note has demanded payment.  The claimed amount is denied by the Company and is not recorded in the accompanying balance sheet.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note K to the financial statements, the Partnership has suffered recurring losses from operations and as of March 15, 2007 has a Partners’ deficit of $2,464,005 that rises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note K.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 19, 2006 the note payable to the Puerto Rico Housing Finance Authority was acquired by Caribe Rum, Inc., a related party of the General Partner.  On March 21, 2007 the Partnership transferred all its title and interest over the assets in full payment of all amounts owed to Caribe Rum, Inc., which amounts to $9,600,000, approximately.  The Partnership ceased its operations as of such date.  The financial statements do not include any adjustments that might result from this transaction.

/s/ FPV & CO.

Stamp No. 2282696 was affixed to the original of this report.

San Juan, Puerto Rico
August 24, 2007

[Letterhead of FPV & CO., PSC]

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2006, and the related statements of operations, changes in partners’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2006, and the results of its operations, the changes in partners’ deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note K to the financial statements, the Partnership has suffered recurring losses from operations, as of December 31, 2006 has a Partners’ deficit of $2,339,601 and has not complied with the total interest payment requirement of its mortgage note with Puerto Rico Housing Finance Authority that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note K.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated February 1, 2007, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership’s internal control and reports dated February 1, 2007, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Puerto Rico Historic Zone Limited Dividend Partnership

We have audited the accompanying balance sheet of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2005, and the related statements of operations, partners’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puerto Rico Historic Zone Limited Dividend Partnership as of December 31, 2005, and the results of its operations, the changes in partners’ deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note L to the financial statements, the Partnership has suffered recurring losses from operations, as of December 31, 2005 has a Partners’ deficit of $1,901,629 and has not complied with the total interest payment requirement of its mortgage note with Puerto Rico Housing Finance Authority that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note L.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated January 27, 2006, on our consideration of Puerto Rico Historic Zone Limited Dividend Partnership’s internal control and reports dated January 27, 2006, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and special requirements applicable to non-major HUD program transactions.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

San Juan, Puerto Rico
January 27, 2006

[Letterhead of CABLISH & GENTILE, CPAs]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership), as of December 31, 2007, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole.  The supplemental schedules included in the financial statements (shown on pages 11 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Citrus Meadows Apartments, Ltd.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 2008 on our consideration of Citrus Meadows Apartments, Ltd.’s internal controls and on its compliance with laws and regulations applicable to the basic financial statements.  In accordance with the Consolidated Audit Guide, we have also issued reports dated January 15, 2008 on major HUD programs, and the nonmajor HUD program.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 4 to the financial statements, the Partnership’s significant operating losses and low occupancy rate raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cablish & Gentile, CPA’s, LLC
Bradenton, Florida
January 15, 2008

[Letterhead of CABLISH & GENTILE, CPAs]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership), as of December 31, 2006, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2007 on our consideration of Citrus Meadows Apartments, Ltd.’s internal controls and on its compliance with laws and regulations applicable to the basic financial statements.  In accordance with the Consolidated Audit Guide, we have also issued reports dated January 29, 2007 on major HUD programs, and the nonmajor HUD program.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 5 to the financial statements, the Partnership’s significant operating losses and low occupancy rate raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cablish & Gentile, CPA’s, LLC
Bradenton, Florida
January 29, 2007

[Letterhead of CABLISH & GENTILE, CPA’S, LLC]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Citrus Meadows Apartments, Ltd.
Bradenton, Florida

We have audited the accompanying balance sheet of Citrus Meadows Apartments, Ltd., FHA Project No. 067-94043 (a limited partnership) (the Partnership), as of December 31, 2005, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Meadows Apartments, Ltd. at December 31, 2005 and the results of its operations, cash flows and changes in partners’ equity (deficit) for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 23, 2006 on our consideration of Citrus Meadows Apartments, Ltd.’s internal controls and on its compliance with laws and regulations applicable to the basic financial statements.  In accordance with the Consolidated Audit Guide, we have also issued reports dated February 23, 2006 on major HUD programs, and the nonmajor HUD program.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 5 to the financial statements, the Partnership’s significant operating losses and low occupancy rate raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cablish & Gentile, CPA’s, LLC
Bradenton, Florida
February 23, 2006

[REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of November 9, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of November 9, 2007 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

Independent Auditors’ Report

To the Partners
Holly Hill, Ltd.
DBA Heatherwood Apartments
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd. (a limited partnership), DBA Heatherwood Apartments, Case No. 48-030-621264791, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Holly Hill, Ltd., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 2008, on our consideration of Holly Hill, Ltd.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 15-17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 1, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Holly Hill, Ltd.
Greenville, Tennessee

We have audited the accompanying balance sheets of Holly Hill, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hill, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 11 and 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

Independent Auditors’ Report

To the Partners
Mayfair Apartments, Ltd.
DBA Mayfair Apartments
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd. (a limited partnership), DBA Mayfair Apartments, Case No. 48-032-630957575, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2008, on our consideration of Mayfair Apartments, Ltd’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 14-15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 19, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Mayfair Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Mayfair Apartments, Ltd., as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

Independent Auditors’ Report

To the Partners
Foxcroft Apartments, Ltd.
DBA Foxcroft Apartments
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd. (a limited partnership), DBA Foxcroft Apartments, Case No. 01-055-630971151, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments Ltd., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 22, 2008, on our consideration of Foxcroft Apartments, Ltd’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 15-16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 22, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Foxcroft Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Foxcroft Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxcroft Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

Independent Auditors’ Report

To the Partners
Canterbury Apartments, Ltd.
DBA Canterbury Apartments
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd. (a limited partnership), DBA Canterbury Apartments, Case No. 28-067-630979083, as of December 31, 2007 and 2006, and the related statements of operations, statements of partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Apartments, Ltd., as of December 31, 2007 and 2006, and the results of its operations, statements of partners’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 15-16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 13, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Canterbury Apartments, Ltd.
Indianola, Mississippi

We have audited the accompanying balance sheets of Canterbury Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 2007 on our consideration of Canterbury Apartments, Ltd.’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.  However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 8, 2007

[Letterhead from Reznick Group, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal III Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal III Associates, Ltd., as of December 31, 2007 and 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006, respectively.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal III Associates, Ltd., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
June 10, 2008

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

/s/ Reznick Group, PC
Atlanta, Georgia
April 18, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

Independent Auditors’ Report

To the Partners
Callaway Village, Ltd.
DBA Callaway Village
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd. (a limited partnership), DBA Callaway Village, Case No. 48-001-581172107, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2008, on our consideration of Callaway Village, Ltd’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 15-17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Callaway Village, Ltd.
Clinton, Tennessee

We have audited the accompanying balance sheets of Callaway Village, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Village, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 11 and 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

[Letterhead of BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.]

Independent Auditors’ Report

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Commerce Square Apartments Associates, L.P. as of December 31, 2007 and 2006 and the related statements of operations, partners’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Square Apartments Associates, L.P., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompany supplementary information on pages 12 through 14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Commerce Square Apartments Associates, L.P.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey
February 9, 2008

[Letterhead of BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheet of Commerce Square Apartments Associates, L.P. (the “Company”) as of December 31, 2006, and the related statements of profit and loss, partners’ deficiency and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Commerce Square Apartments Associates, L.P., as of December 31, 2005, were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

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

INDEPENDENT AUDITORS’ REPORT

To the Partners
Commerce Square Apartments Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheet of COMMERCE SQUARE APARTMENTS ASSOCIATES, L.P., as of December 31, 2005 and 2004, and the related statements of profit and loss, partners’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Fishbein & Company, P.C.
January 26, 2006
Horsham, Pennsylvania

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS’ REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2007 and the related statements of operations, changes in partners’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2007 and the results of its operations, changes in its partners’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
June 24, 2008

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS’ REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2006 and the related statements of operations, changes in partners’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2006 and the results of its operations, changes in partners’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
January 23, 2007

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS’ REPORT

To the Partners
West 132nd Development Partnership

We have audited the accompanying balance sheet of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2005 and the related statements of operations, changes in partners’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 132nd Development Partnership (A Limited Partnership) as of December 31, 2005 and the results of its operations, changes in partners’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
January 19, 2006

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Site H Development Company

We have audited the statements of operations, changes in partners’ equity and cash flows of Site H Development Company (a Limited Partnership) for the three months ended March 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Site H Development Company’s (a Limited Partnership) operations, changes in partners’ equity and cash flows for the three months ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
June 6, 2006

[Letterhead of Koch Group & Company, LLP]

Independent Auditor’s Report

To the Partners
Site H Development Company

We have audited the accompanying balance sheets of Site H Development Company (a Limited Partnership) as of December 31, 2005 and 2004 and the related statements of operations, changes in partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Site H Development Company (a Limited Partnership) as of December 31, 2005 and 2004 and the results of its operations, changes in partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
February 21, 2006
(Except for Note 6, as to which the date is March 1, 2006)

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITOR’S REPORT

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2007 and 2006, and the related statements of profit and loss, changes in partners’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated March 17, 2008 on our consideration of L.I.H. Chestnut Associates, L.P.’s (a Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
March 17, 2008

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITOR’S REPORT

To the Partners
L.I.H. Chestnut Associates, L.P.

We have audited the accompanying balance sheets of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2006 and 2005, and the related statements of profit and loss, changes in partners’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of L.I.H Chestnut Associates, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.I.H. Chestnut Associates, L.P. (a Pennsylvania limited partnership), PHFA Project No. O-0083, as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2007 on our consideration of L.I.H. Chestnut Associates, L.P.’s (a Pennsylvania limited partnership) internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Koch Group & Company, LLP
New York, New York
February 9, 2007

[REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Diamond Phase II Venture

We have audited the accompanying balance sheet of Diamond Phase II Venture as of November 9, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Phase II Venture as of November 9, 2007 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern.  The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  Furthermore, the Partnership has a net deficiency in partners’ equity.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 12.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 27, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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
Baltimore, Maryland
March 29, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bookbindery Associates

We have audited the accompanying balance sheet of Bookbindery Associates as of November 9, 2007, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookbindery Associates as of November 9, 2007 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

INDEPENDENT AUDITOR’S REPORT

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (Partnership) as of November 2, 2007 and December 31, 2006, and the related statements of operations, partners’ equity (deficiency) and cash flows for the period January 1, 2007 through November 2, 2007 and the year ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hamlet, Ltd. as of November 2, 2007 and December 31, 2006, and the results of its operations and its cash flows for the period January 1, 2007 through November 2, 2007 and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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
March 3, 2008

[Letterhead of BUCHBINDER TUNICK & COMPANY LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of The Hamlet, Ltd.

We have audited the accompanying balance sheets of The Hamlet, Ltd. (Partnership) as of December 31, 2006 and 2005 and the related statements of operations, partners’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/  BUCHBINDER TUNICK & COMPANY LLP

Rockville, Maryland
February 28, 2007

[Letterhead of ISRAEL ROLON, CPA]

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

TO THE PARTNERS OF
STOP 22 LIMITED PARTNERSHIP

I have audited the accompanying balance sheet of Stop 22 Limited Partnership, H.U.D. Project No.: R2-46-E-006-014 and R2-46-E-00l-013, as of December 31, 2005, and the related statements of operations, changes in partners’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting.  Nt audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stop 22 Limited Partnership, as of December 31, 2005, and the results of its operations, changes in partners’ deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued reports dated February 13, 2006, on my consideration of Stop 22 Limited Partnership’s internal control over financial reporting, and on my test of its compliance with certain provision of laws, regulations, contracts and grant agreements, and other matters.  The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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
February 13, 2006
FEDERAL EMPLOYER IDENTIFICATION NUMBER: 66-0392808
STAMP NUMBER 2055589 WAS AFFIXED TO THE ORIGINAL OF THIS REPORT.

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Knob Hill Apartments, Ltd.
DBA Knob Hill Apartments
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd. (a limited partnership), DBA Knob Hill Apartments, Case No. 48-032-638979224, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 18, 2008, on our consideration of Knob Hill Apartments, Ltd’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on pages 14-15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 18, 2008

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Knob Hill Apartments, Ltd.
Morristown, Tennessee

We have audited the accompanying balance sheets of Knob Hill Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knob Hill Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of SALMIN, CELONA, WEHRLE & FLAHERTY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer James Street Associates

We have audited the accompanying balance sheet of Conifer James Street Associates (a limited partnership) as of June 27, 2007 and December 31, 2006, and the related statements of operations and partners' capital (deficit), and cash flows for the period from January 1, 2007 through June 27, 2007 and for the year ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1, 2 and 8, the Partnership entered into a contract to sell the majority of its assets in late 2006.  The sale took place on June 26, 2007.  Accordingly, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis on December 31, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer James Street Associates as of June 27, 2007 and December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 through June 27, 2007 and for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
December 12, 2007

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
Rochester, New York
March 2, 2007

[Letterhead of RubinBrown LLP]

Report of Independent Registered Public Accounting Firm

S2100-020
To The Partners
Longfellow Heights Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Longfellow Heights Apartments, L.P., Project No. MHDC No. 89-583, a limited partnership, as of December 31, 2005 and 2004, and the related statements of income, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 11 to the financial statements, the Partnership’s note with Hallmark Corporate Foundation matures in 2006, and the Partnership is not expected to have the operating cash flow to cover the principal payment.  This uncertainty raises substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ RubinBrown LLP
St. Louis, Missouri
February 1, 2006

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007*

Operating assets:
Property and equipment - at cost, net of accumulated depreciation (Notes 2, 4 and 12)	$26,026,024	$67,679,479
Cash and cash equivalents (Notes 2, 3 and 12)	8,166,803	5,256,344
Cash held in escrow (Notes 3 and 5)	2,802,321	5,191,046
Deferred costs - less accumulated amortization (Notes 2 and 6)	465,983	1,354,307
Other assets	1,531,315	1,374,292

Total operating assets	38,992,446	80,855,468

Assets from discontinued operations (Note 13):
Property and equipment held for sale, net of accumulated depreciation (Note 4)	5,359,700	31,822,485
Net assets held for sale	867,622	4,864,203
Total assets from discontinued operations	6,227,322	36,686,688

Total assets	$45,219,768	$117,542,156

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities:
Mortgage notes payable (Note 7)	$29,896,484	$85,828,031
Due to debt guarantor (Note 12(a))	0	63,943,133
Accounts payable	1,538,747	306,550
Accrued interest payable	6,415,369	16,747,001
Security deposit payable	249,578	669,329
Due to local general partners and affiliates (Note 8)	197,139	5,445,990
Due to general partners and affiliates (Note 8)	2,608,958	6,921,475

Total operating liabilities	40,906,275	179,861,509
Liabilities from discontinued operations (Note 13):
Mortgage notes payable of asset held for sale (Note 7)	8,563,060	32,569,200
Net liabilities held for sale including minority interest	6,217,982	15,741,623
Total liabilities from discontinued operations	14,781,042	48,310,823
Total liabilities	55,687,317	228,172,332
Minority interest (Note 2)	783,910	(420,360)
Commitments and contingencies (Notes 7, 8 and 12)
Partners’ deficit
Limited partners (139,101.5 BACs issued and outstanding) (Note 1)	(22,277,126)	(111,299,062)
General partners	11,025,667	1,089,246

Total partners’ (deficit) capital	(11,251,459)	(110,209,816)

Total liabilities and partners’ (deficit) capital	$45,219,768	$117,542,156

*As restated (see Note 15)
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007*	2006*/**
Operations:
Revenues
Rental income	$5,364,087	$5,235,201	$5,122,827
Other	832,764	521,658	188,108
Total Revenues	6,196,851	5,756,859	5,310,935
Expenses
General and administrative	1,376,240	1,296,811	1,090,547
General and administrative-related parties (Note 8)	1,341,190	1,614,850	2,132,254
Repairs and maintenance	890,805	1,024,722	937,049
Operating and other	704,399	694,126	628,740
Real estate taxes	536,533	486,866	397,138
Insurance	337,528	307,942	332,496
Interest	1,718,281	1,721,110	1,679,378
Depreciation and amortization	1,559,534	1,582,373	1,615,455
Total expenses	8,464,510	8,728,800	8,813,057
Loss from operations before minority interest	(2,267,659)	(2,971,941)	(3,502,122)
Minority interest in income (loss) of subsidiary partnerships from operations	3,874	3,609	(297,403)
Loss from operations	(2,263,785)	(2,968,332)	(3,799,525)
Discontinued operations (Note 13):
Income (loss) from discontinued operations (including gain on sale of investments and properties and minority interest)	104,310,895	(1,489,475)	(2,853,786)
Net income (loss)	$102,047,110	$(4,457,807)	$(6,653,311)
Loss from operations – limited partners	$(2,241,147)	$(2,938,649)	$(3,761,530)
Income (loss) from discontinued operations (including gain on sale of investments and properties and minority interest) – limited partners	103,267,786	(1,474,580)	(2,825,248)
Net income (loss) - limited partners	$101,026,639	$(4,413,229)	$(6,586,778)
Number of BACs outstanding	139,101.5	139,101.5	139,101.5
Loss from operations per BAC	$(16.11)	$(21.13)	$(27.04)
Income (loss) from discontinued operations (including gain on sale of investments and properties and minority interest) – per BAC	742.39	(10.60)	(20.31)
Net income (loss) per BAC	$726.28	$(31.73)	$(47.35)

* Reclassified for comparative purposes.
** As restated (see Note 15).

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

	Total	Limited Partners	General Partners

Partners’ deficit – April 1, 2005, as restated	$(95,533,168)	$(93,342,380)	$(2,190,788)
Net loss, year ended March 31, 2006	(6,653,311)	(6,586,778)	(66,533)
Contribution – write-off of related party debt	40,000	0	40,000
Partners’ deficit – March 31, 2006, as restated	(102,146,479)	(99,929,158)	(2,217,321)
Net loss, year ended March 31, 2007	(4,457,807)	(4,413,329)	(44,478)
Contributions – write-off of related party debt	16,477	0	16,477
Contributions – write-off of partnership management fees related to the sold properties (Note 8)	3,404,821	0	3,404,821
Distributions	(7,026,828)	(6,956,575)	(70,253)
Partners’ (deficit) capital – March 31, 2007	(110,209,816)	(111,299,062)	1,089,246
Net income, year ended March 31, 2008	102,047,110	101,026,639	1,020,471
Contributions – write-off of related party debt	3,783,660	112,121	3,671,539
Contributions – write-off of partnership management fees related to the sold properties (Note 8)	5,366,803		5,366,803
Distributions	(12,239,216)	(12,116,824)	(122,392)

Partner’s (deficit) capital – March 31, 2008	$(11,251,459)	$(22,277,126)	$11,025,667

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007*	2006*

Cash flows from operating activities:

Net income (loss)	$102,047,110	$(4,457,807)	$(6,653,311)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,211,710	6,936,345	9,182,178
Loss on impairment of property	1,121,252	5,235,363	0
Forgiveness of indebtedness income	(1,086,076)	0	0
Gain on sale of investments and properties	(107,917,254)	(12,674,973)	(10,184,228)
Interest added to mortgage note payable	0	0	239,889
Minority interest in (loss) income of subsidiary partnerships	1,545,087	(620,272)	3,072,579
(Increase) decrease in assets:
Cash held in escrow	95,584	58,346	251,384
Other assets	(490,585)	(642,713)	59,919
(Decrease) increase in liabilities:
Due to debt guarantor	0	3,560,865	3,359,941
Accounts payable	(406,055)	(1,390,596)	(1,040,263)
Accrued interest payable	(549,709)	2,195,770	1,467,692
Security deposits payable	(2,857)	(195,817)	45,653
Increase in due to local general partners and affiliates	466,147	(3,378,826)	853,595
Due to general partners and affiliates	63,557	2,762,681	(481,389)

Total adjustments	(102,949,199)	1,846,173	6,826,950

Net cash (used in) provided by operating activities	(902,089)	(2,611,634)	173,639

Cash flows from investing activities:

Proceeds from sale of properties	36,304,366	21,107,445	3,831,998
Costs paid relating to sale of properties	(905,169)	(1,039,921)	(13,906)
Acquisition of property and equipment	(477,303)	(1,200,770)	(1,082,221)
Increase in accounts payable and other liabilities from deferred revenue on sale of limited partnership interests	0	0	2,731,164
Increase in cash held in escrow	(166,938)	(185,807)	(102,763)
(Decrease) increase in due to local general partners and affiliates	0	(934,808)	68,918

Net cash provided by investing activities	34,754,956	17,746,139	5,433,190

Cash flows from financing activities:
Increase in deferred costs	(19,272)	(6,198)	(60,370)
Repayments on mortgage notes	(17,028,892)	(10,467,983)	(5,742,642)
Proceeds from mortgage notes	0	1,506,989	1,267,300
Advances from debt guarantor	0	1,969,241	900,000
Decrease (increase) in due to local general partners and affiliates	(680,270)	(20,000)	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(1,808,896)	(302,626)	(136,324)
Distributions	(12,116,824)	(7,026,828)	0
Net cash used in financing activities	(31,654,154)	(14,347,405)	(3,772,036)

Net increase in cash and cash equivalents	2,198,713	787,100	1,834,793

Cash and cash equivalents at beginning of year	6,222,149	5,435,049	3,600,256

Cash and cash equivalents at end of year	$8,420,862	$6,222,149	$5,435,049

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$4,393,328	$5,979,610	$6,820,171

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(continued)

Years Ended March 31,
2008	2007*	2006*

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties	$36,304,366	$21,107,445	$3,831,998
Costs paid relating to sale of properties	(905,169)	(1,039,921)	(13,906)
Property and equipment, net of accumulated depreciation	(63,772,969)	(14,684,611)	(18,085,579)
Other assets	(1,365,734)	(541,686)	(524,766)
Cash held in escrow	(4,357,142)	(1,769,343)	(4,168,436)
Deferred costs	(616,418)	0	(176,454)
Mortgage notes payable	62,908,795	10,130,036	25,138,002
Accounts payable and other liabilities	14,289,219	(713,133)	969,590
Due to local general partners and affiliates	2,843,424	384,300	2,710,813
Due to general partners and affiliates	3,748,306	20,305	(31,250)
Due to debt guarantor	63,943,133	0	0
Contribution from write-off of related party debt	(3,738,660)	0	0
Capitalization of consolidated subsidiaries attributable to minority interest	(1,363,898)	(218,419)	534,216
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$5,366,803	$3,404,821	$0
Local general partner advances written off to minority interest capital	0	534,772	0
Contribution from write-off of related party debt	45,000	16,477	40,000
Distributions payable	122,392	0	0

Cash and cash equivalents, end of year, includes cash and cash equivalents from discontinued operations of $254,059, $965,805 and $727,335 for the years ended March 31, 2008, 2007 and 2006, respectively.

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - General

Liberty Tax Credit Plus III L.P., a Delaware limited partnership (the “Partnership”), was organized on November 17, 1988. The Partnership had no operations until commencement of its public offering on May 2, 1989. The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the “Related General Partner”), and Liberty GP III Inc., a Delaware corporation (the “Liberty General Partner”, and together with the Related General Partner, the “General Partners”). The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware corporation.  The ultimate parent of the Related General Partner is Centerline Holding Company (“Centerline”).

On May 2, 1989, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”).

The Partnership’s business is to invest in other limited partnerships (“Local Partnerships” or “Subsidiaries” or “Subsidiary Partnerships”) that own leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  As of March 31, 2006, the period where qualified BACs holders are entitled to claim Tax Credits, generally ten years from the date of investment, or, if later, the date the Property is placed in service (the “Credit Periods”), for all the properties expired; however, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the 15 year period commencing at the beginning of the Credit Period (the “Compliance Period”) in order to avoid recapture of the Tax Credits.  The Compliance Periods are scheduled to expire at various times through December 31, 2008.  During the year ended March 31, 2008, the Partnership sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  Through the year ended March 31, 2008, the Partnership sold the property and the related assets and liabilities of thirteen Local Partnerships, its limited partnership interest in thirty-two Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  For a discussion of these sales, see Note 10.  In addition, as of March 31, 2008, two Local Partnerships have entered into agreements to sell their property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in two Local Partnerships, and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, the Partnership entered into agreements sell its limited partnership interest in seven Local Partnerships and one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 16).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

The Partnership is authorized to issue a total of 150,000 Beneficial Assignment Certificates (“BACs”), which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to one-fifth of a limited partnership interest. As of March 31, 2008, 139,101.5 BACs have been issued, and no further issuance of BACs is anticipated.  The Offering was completed on March 30, 1990.

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership 40, 46 and 56 Subsidiary Partnerships in which the Partnership is the principal limited partner for the years ended March 31, 2008, 2007, and 2006, respectively. Through the rights of the Partnership and/or an affiliate of the General Partners (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership’s fiscal year ends on March 31. All Subsidiaries have fiscal years ending December 31. Accounts of the Subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the Subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles (“GAAP”).

All intercompany accounts and transactions with the Subsidiary Partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interest’s investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for the years ended March 31, 2008, 2007 and 2006, respectively (the 2007, 2006 and 2005 fiscal years, respectively). The Partnership’s investment in each Subsidiary is equal to the respective Subsidiary partners’ equity less minority interest capital, if any.  In consolidation, all Subsidiary Partnerships’ losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the year ended March 31, 2008, the Partnership has recorded approximately $1,121,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2008, the Partnership has recorded approximately $30,293,000 as a loss on impairment of assets or reduction to estimated fair value.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of March 31, 2008 (see Note 11).

d)	Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and as rents become due and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related miscellaneous items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$744,380	$411,772	$72,423
Other	88,384	109,886	115,685
Total other revenue	$832,764	$521,658	$188,108
* Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$128,070	$168,481	$156,159
Other	938,736	1,001,794	804,531
Insurance proceeds (see Note 12b)	5,577,323	0	0
Total other revenue	$6,644,129	$1,170,275	$960,690
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

h)  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The estimated fair values of the Partnership’s mortgage note payable from operations are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$18,682,958	$19,157,323	$46,459,129	$44,027,807
Not practicable	$11,213,526	(*)	$39,368,902	(*)

The estimated fair values of the Partnership’s mortgage notes payable from discontinued operations are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$1,363,412	$1,363,412	$5,410,925	$5,410,925
Not practicable	$7,199,648	(*)	$27,158,275	(*)

(*)  Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not  currently available to the Local Partnerships.

Due to Local General Partners and Affiliates

The estimated fair value of the Partnership’s due to the general partners of the Local Partnerships (the “Local General Partners”) and affiliates from operations are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Due to Local General Partnersand affiliates for which it is:
Not practicable to estimate fair value	$197,139	(*)	$5,445,990	(*)

The estimated fair value of the Partnership’s due to the Local General Partners and affiliates from discontinued operations are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Due to Local General Partnersand affiliates for which it is:
Not practicable to estimate fair value	$2,302,877	(*)	$111,573	(*)

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

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$1,683,416	$3,363,082	-
Buildings and improvements	51,648,545	127,984,939	15 to 40 years
Other	1,879,992	4,747,013	5 to 10 years
	55,211,953	136,095,034
Less: Accumulated depreciation	(29,185,929)	(68,415,555)

	$26,026,024	$67,679,479

The initial cost to the Partnership, as shown in Schedule III in Item 15, includes $8,346,089 of acquisition fees paid to the general partners and $2,908,694 of acquisition expenses.

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to $1,534,501, $1,557,340 and $1,590,515, respectively.

During the 2007 and 2006 Fiscal Years, there was a decrease in accumulated depreciation in the amount of $60,191,401 and $23,144,288, respectively, and $60,192,457 and $21,702,741 of these write-offs are related to the discontinued assets.

The components of property and equipment held for sale from discontinued operations are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$1,175,093	$4,844,817	-
Buildings and improvements	10,906,917	55,943,388	15 to 40 years
Other	19,323	1,186,260	5 to 10 years
	12,101,333	61,974,465
Less: Accumulated depreciation	(6,741,633)	(30,151,980)

	$5,359,700	$31,822,485

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2008, 2007 and 2006 amounted to $2,036,629, $5,250,877 and $7,186,047, respectively.

Impairment of Property

During the year ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, Bookbindery Associates (“Bookbindery”) deemed its building impaired and recorded a loss on impairment of $1,121,252 based on a fair value appraisal.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of 1850 Second Avenue Associates, L.P. (“1850 2nd Avenue”) impaired and wrote down its net fixed assets to its fair value of approximately $25,000, which resulted in a loss on impairment of $3,126,707.  Fair value was obtained from the value of the assets as stated in the purchase and sales agreement with respect to the sale of 1850 2nd Avenue.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Jefferson Limited Partnership (“Jefferson”) impaired and wrote down its net fixed assets to its fair value of approximately $881,000, which resulted in a loss on impairment of $520,303.  Fair value was obtained from the value of the assets as stated in the purchase and sales agreement with respect to the sale of Jefferson (see Note 12a).

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Diamond Phase II Venture (“Diamond Street”) impaired and wrote down its net fixed assets to its fair value of approximately $931,000, which resulted in a loss on impairment of $1,588,353.  Fair value was obtained from appraisal after indications that the carrying value of the assets was not recoverable evidenced by a history of net operating losses over the past few years.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 - Cash Held in Escrow

The components of cash held in escrow from operations are as follows:

	March 31,
	2008	2007

Purchase price payments*	$0	$58,081
Real estate taxes, insurance and other	1,292,189	1,674,063
Reserve for replacements	1,257,264	2,792,363
Tenants’ security deposits	252,868	666,539

	$2,802,321	$5,191,046

The components of cash held in escrow from discontinued assets are as follows:

	March 31,
	2008	2007

Real estate taxes, insurance, and other	$79,832	$1,227,881
Reserve for replacements	207,051	486,074
Tenants security deposits	72,165	542,156
	$359,048	$2,256,111
* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

	March 31,		Period
	2008	2007

Financing expenses	$1,161,221	$2,580,645	*
Less: Accumulated amortization	(695,238)	(1,226,338)

	$465,983	$1,354,307

* Over the life of the related mortgages.

Amortization of deferred costs from operations for the years ended March 31, 2008, 2007 and 2006 amounted to $25,033, $25,033 and $24,940, respectively.

The components of deferred costs and their periods of amortization from discontinued operations are as follows:

	March 31,		Period
	2008	2007

Financing expenses	$340,156	$1,532,012	*
Less: Accumulated amortization	(165,029)	(1,001,285)

	$175,127	$530,727

* Over the life of the related mortgages.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Amortization of deferred costs from discontinued operations for the years ended March 31, 2008, 2007 and 2006 amounted to $615,547, $107,273 and $380,676, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $176,000, including principal and interest at rates varying from 0% to 10% per annum, through the year 2053.  Each Subsidiary Partnership’s mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership’s rent and leases.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2008	$1,926,211
2009	237,718
2010	260,221
2011	284,872
2012	311,890
Thereafter	26,875,572

$29,896,484

The mortgage agreements require monthly deposits to replacement reserves of approximately $24,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Accrued interest payable at March 31, 2008 and 2007 was approximately $6,415,000 and $16,747,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Williamsburg Residential L.P. (“Williamsburg”)
During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale (see Note 11).  Williamsburg was subsequently sold on May 9, 2008 (see Note 16).

L.I.H Chestnut Associates, L.P. (“Chestnut”)
Chestnut’s Mortgage Agreement contains various covenants pertaining to payment of monthly loan installments and maintenance of reserve funds.  At December 31, 2007 and 2006, Chestnut was in violation of such covenants.  As of February 9, 2008, Pennsylvania Housing Finance Agency (“PHFA”) has not waived the reserve funds requirements, and accordingly, Chestnut is currently in default. Under the terms of the Mortgage Agreement, if any event of default, as defined, occurs, and is continuing, other rights may be enforced on behalf of the lenders, inclusive of possession of the Property.  Accordingly, the entire balance of the mortgage note, totaling approximately $1,505,000 at December 31, 2007, has been classified as a current liability.

Conifer James Street Associates (“Schopfer Court”)
Schopfer Court’s mortgage payable to Bank of America (formerly of Fleet Bank, N.A.) in the original amount of $2,250,000, which had an interest rate of 9.4% per annum through March 2003 then adjusted to a rate of 5.29% until maturity, required monthly installments of $19,240.  The final payment of approximately $1,470,000 was due (and made) in September 2006.  The mortgage was secured by the property and equipment and was personally guaranteed by a principal of the Local General Partner.  Schopfer Court financed the mortgage repayment with a promissory note payable to an affiliate of Local General Partner in the original amount of $1,506,989.  The note bore interest at the prime rate (8.25% at December 31, 2006) plus 1%.  No payments were due until maturity.  The entire amount of the note as well as interest were payable on September 1, 2007.  The note was secured by substantially all real property and equipment of the Local Partnership.  On June 27, 2007, the full amount of the note was paid.  On June 26, 2007, Schopfer Court was sold (see Note 10 for sales of properties).

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

The mortgage notes from discontinued operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $48,000, including principal and interest at rates varying from 6.85% to 10.75% per annum, through the year 2037.  Each Subsidiary Partnership’s mortgage note payable is without further recourse and is collateralized by the land and buildings of the respective Subsidiary Partnership and the assignment of such Subsidiary Partnership’s rent and leases.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter for the discontinuing liabilities are as follows:

December 31,	Amount

2008	$1,417,967
2009	58,411
2010	62,541
2011	66,962
2012	71,695
Thereafter	6,885,484

$8,563,060

The mortgage agreements require monthly deposits to replacement reserves of approximately $5,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Accrued interest payable for the discontinued liabilities at March 31, 2008 and 2007 was $3,362,000 and $3,208,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

NOTE 8 - Related Party Transactions

As of March 31, 2008, Liberty Associates IV L.P. (“Liberty Associates”), an affiliate of the General Partners, had a 1% interest as a special limited partner in 15 Local Partnerships.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred for the years ended March 31, 2008, 2007 and 2006 are as follows:

A)  Related Party Fees

The costs incurred to related parties for the years ended March 31, 2008, 2007 and 2006 were as follows:

Related Party Fees – continuing operations

	Years Ended March 31,
	2008	2007*	2006*

Partnership management fees (i)	$728,855	$1,042,836	$1,231,750
Expense reimbursement (ii)	247,722	218,571	506,765
Local administrative fee (iv)	13,500	13,500	13,500

Total general and administrative - General Partners	990,077	1,274,907	1,752,015

Property management fees incurred to affiliates of the Local General Partners (iii)	351,113	339,943	380,239

Total general and administrative - related parties	$1,341,190	$1,614,850	$2,132,254

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Related Party Fees – discontinued operations

	Years Ended March 31,
	2008	2007*	2006*

Local administrative fee (iv)	$35,625	$54,042	$75,750

Total general and administrative-General Partners	35,625	54,042	75,750

Property management fees incurred to affiliates of the Local General Partners (iii)	665,000	957,977	1,206,369

Total general and administrative-related parties	$700,625	$1,012,019	$1,282,119

* Reclassified for comparative purposes.

(i)  The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,247,000 and $7,803,000 were accrued and unpaid at March 31, 2008 and 2007.  During the year ended March 31, 2008 and 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $5,367,000 and $3,405,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partners’ continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

(ii)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the Subsidiary Partnerships’ performance.

(iii)  The Subsidiary Partnerships incurred property management fees amounting to $1,223,505, $1,745,184 and $2,158,738 for the years ended March 31, 2008, 2007 and 2006 respectively.  Of these fees, $1,016,113, $1,297,920 and $1,586,608, respectively, were incurred to affiliates of the Local General Partners, which includes $665,000, $957,977 and $1,206,369 of fees relating to discontinued operations.

(iv)  Liberty Associates IV, LP (“Liberty Associates”), a special limited partner of the Subsidiary Partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Liberty Associates received cash distributions from the Local Partnerships of, approximately, $1,000, $1,000 and $12,000 during the years ended March 31, 2008, 2007 and 2006, respectively.

Pursuant to the Partnership Agreement and the limited partnership agreements for the Local Partnerships, (the “Local Partnership Agreements”), the General Partners and Liberty Associates received their allocable pro rata share of profits, losses and tax credits from the Partnership and the Local Partnerships, respectively.

As of March 31, 2008 and 2007, the Partnership was owed approximately $1,127,000 and $2,337,000, respectively, from the Local Partnerships for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced these monies to one and five Local Partnership/s, respectively, to fund their operations.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

B)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2008 and 2007 included in the operating liabilities consists of the following:

	March 31,
	2008	2007

Operating deficit advances	$15,000	$220,144
Development fees	105,772	269,431
Operating advances	47,543	2,330,062
Due to contractor	0	46,289
Developer loans and accrued interest (i)	0	1,344,418
Land note payable (ii)	0	635,000
Management and other operating fees	28,824	600,646

	$197,139	$5,445,990

Due to Local General Partners and affiliates at March 31, 2008 and 2007 included in the discontinued liabilities consists of the following:

	March 31,
	2008	2007

Operating advances	$682,093	$(19,676)
Developer loans (iii)	985,784	111,688
Land note payable (ii)	635,000	0
Management and other operating fee	0	19,561

	$2,302,877	$111,573

(i)  Developer loans included in the operating liabilities consist of the following:

	March 31,
	2008	2007

Jefferson Limited Partnership (“Jefferson”) This loan is unsecured, bears interest at an annually adjusted rate (3.11% at December 31, 2006) and has no predetermined due date.	$0	$100,000
This note is unsecured, bears interest at 9.25% per annum and is due in the event of sale or refinancing of the property.	0	75,000
Accrued interest on developer loans	0	183,634
The Partnership sold its interest in Jefferson on June 15, 2007 (see Note 10)
Citrus Meadows Apartments, Ltd. (“Citrus Meadows”) This loan bears no interest and can only be repaid with the proceeds from a sale or refinancing.	0	985,784
Citrus Meadows is being held as an asset held for sale as of March 31, 2008 (see Note 11)	$0	$1,344,418
Interest expense incurred on developer loans amounted to $4,767 and $10,047 for the years ended March 31, 2008 and 2007, respectively.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(ii)  Land note payable consists of the following:

March 31,
2008	2007

Citrus Meadows
The land for this Subsidiary Partnership was purchased from the Local General Partner for a $600,000 note which accrued interest since inception at 10% per annum in accordance with a promissory note.  It was determined that the Subsidiary Partnership’s partnership agreement, that contained a provision that the loan was non-interest bearing, became effective after the promissory note and, therefore, the terms of the partnership agreement took precedence.  Accrued interest has been reduced by $990,106.  Accrued interest of $35,000 remains payable relating to interest earned on the note from the date of the promissory note through the date of the partnership agreement.  This adjustment has been treated as a prior period adjustment (see Note 15).  The principal balance, together with the accrued interest, is payable upon the sale of the property or in August 2037, whichever event occurs first.

Citrus Meadows is being held as an asset held for sale as of March 31, 2008 (see Note 11).
$635,000	$635,000

(iii) Developer loans included in the discontinued liabilities consist of the following:

	March 31,
	2008	2007
Citrus Meadows Apartments, Ltd. (“Citrus”) This loan bears no interest and can only be repaid with the proceeds from a sale or refinancing.	$985,784	$0
Driftwood Terrace Associates, Ltd. (“Driftwood”) An affiliate of the Local General Partner provides labor and materials to renovate and repair the buildings as needed. The amount incurred during 2007 was $429,326. There was no balance due at December 31, 2007 and as of December 31, 2006, the amount included in due to local general partners and affiliates was $111,688.	0	111,688
The Partnership sold its interest in Driftwood on February 21, 2008 (see Note 10).
Totals	$985,784	$111,688

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – Taxable Net Loss

A reconciliation of the financial statement net income (loss) to the taxable net income (loss) for the Partnership and its consolidated Subsidiaries follows:

	Years Ended December 31,
	2008	2007	2006*

Financial statement net income (loss)	$102,047,110	$(4,457,807)	$(6,653,311)
Difference resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(248,404)	(162,048)	569,071
Difference between depreciation and amortization expense recorded for financial statement and income tax reporting purposes	(1,188,940)	(1,207,585)	(1,132,354)
Difference between gain on sale of properties recorded for financial statement and income tax reporting purposes	(18,886,460)	5,433,898	(7,863,229)
Non-deductible loss on impairment of property for tax purposes	1,121,252	5,235,363	0
Tax-exempt interest income	(651,162)	0	(16,574)
Forgiveness of related party debt considered a General Partner contribution for financial purposes and income for tax purposes	9,150,463	3,404,821	0
Other, including insurance proceeds recorded as income for financial statement and adjusted to basis for income tax purposes	(5,543,028)	1,043,080	917,883
Taxable net income (loss) as shown on the Partnership’s income tax return	$85,800,831	$9,289,722	$(14,178,514)
* As restated (see Note 15)

NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will be complete within two years.  During the year ended March 31, 2008, the Partnership sold its limited partnership interest in sixteen Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  Through March 31, 2008 the Partnership has sold its limited partnership interest in thirty-two Local Partnerships, the property and the related assets and liabilities of thirteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, as of March 31, 2008, two Local Partnerships have entered into agreements to sell their property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, the Partnership entered into agreements to sell its limited partnership interest in seven Local Partnerships and one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 16).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On March 28, 2008, the Partnership sold its limited partnership interest in Commerce Square Apartments Associates L.P. (“Commerce Square”) to the Local General Partner for a sales price of $49,990.  The sale resulted in a gain of approximately $868,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $818,000 at the date of the sale and the $49,990 cash received from the sale.

On February 21, 2008, the Partnership sold its limited partnership interest in Driftwood Terrace Associates, Ltd (“Driftwood”) to the Local General Partner for a sales price of $1,986,418.  The sale resulted in a gain of approximately $5,031,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,045,000 at the date of the sale and the $1,986,418 cash received from the sale.

On December 31, 2007, the Partnership sold its limited partnership interest in Lake Forrest Estates II, Ltd. (“Lake Forest II”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $150,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $149,000 at the date of the sale and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership sold its limited partnership interest in Foxcroft Apartments, Ltd. (“Foxcroft”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $178,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $177,000 at the date of the sale and $1,000 cash received from sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $6,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On December 31, 2007, the Partnership sold its limited partnership interest in River Oaks Apartments, Ltd. (“River Oaks”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $111,000 resulting from the write-off of the deficit basis in the Local Partnership approximately $110,000 at the date of the sale and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership sold its limited partnership interest in Canterbury Apartments Limited Partnership (“Canterbury”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a loss of approximately $10,000 resulting from the write-off of the basis in the Local Partnership of approximately $11,000 at the date of sale and the $1,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2007, the Partnership sold its limited partnership interest in Park Village Apartments, Ltd. (“Park Village”) to an affiliate of the Local General Partner for a sales price of $10.  The sale resulted in a loss of approximately $94,000 resulting from the write-off of the basis in the Local Partnership of approximately $94,000 at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $8,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Brewery Renaissance Associates (“Brewery”) to the Local General Partner for a sales price of $150,000.  The sale resulted in a gain of approximately $340,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $197,000 at the date of the sale and the $142,971 cash received from the sale.  An adjustment to the gain of approximately $37,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $377,000.

On December 27, 2007, the Partnership sold its limited partnership interest in Diamond Phase II Venture (“Diamond Street”), to the Local General Partner for a sales price of $20,000.  The sale resulted in a gain of approximately $1,033,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An adjustment to the gain of approximately $(8,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $1,025,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $23,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Bookbindery Associates (“Bookbindery”) to the Local General Partner for a sales price of $20,000.  The sale resulted in a loss of approximately $681,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale.  An adjustment to the loss of approximately $1,115,000, due to the Local Partnership recording a loss on impairment, was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $434,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $23,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Dunlap School Venture (“Dunlap”) to the Local General Partner for a sales price of $20,000.  The sale resulted in a loss of approximately $176,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale.  An adjustment to the loss of approximately $5,000 was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $171,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $25,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 27, 2007, the Partnership sold its limited partnership interest in Sartain School Venture (“Sartain”) to the Local General Partner for a sales price of $5,400.  The sale resulted in a gain of approximately $3,418,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An adjustment to the gain of approximately $72,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $3,490,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $40,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 21, 2007, the Partnership received $25,000 from the sale of its limited partnership interest in Glenbrook Associates (“Glenbrook”) on July 5, 2005.  The receipt of these proceeds resulted in an additional gain of $25,000.

On December 7, 2007, the property and related assets and liabilities of Longfellow Height Apartments, L.P. (“Longfellow”) were sold to the Local General Partner for a sales price of $7,239,992.  The Partnership received $325,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $6,915,000.  The sale resulted in a gain of approximately $3,365,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(590,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,775,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $30,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 3, 2007, the Partnership sold its limited partnership interest in Redemptorist Limited Partnership (“Redemptorist”) to the Local General Partner for a sales price of $988,082.  The sale resulted in a gain of approximately $1,324,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $336,000 at the date of the sale and the $988,082 cash received from the sale.  An adjustment to the gain of approximately $(3,785,000) was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $2,461,000.

On November 2, 2007, the Partnership sold its limited partnership interest in the Hamlet, Ltd. (“Hamlet”) to an affiliate of the Local General Partner for a sales price of $4,397,500.  The sale resulted in a gain of approximately $5,649,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,249,000 at the date of the sale and the $4,400,000 cash received from the sale.  An adjustment to the gain of approximately $850,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $6,499,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $10,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On June 26, 2007, the property and the related assets and liabilities of Conifer James Street Associates (“Schopfer”) were sold to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the second mortgage which totaled approximately $200,000.  The Partnership did not receive any distribution from this sale after the repayment of the first mortgage, other liabilities and closing costs of approximately $1,750,000.  The sale resulted in a loss of approximately $72,000 resulting from the write-off of the basis in the property at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $18,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership (“Jefferson”) for a sales price of $1 plus 50% of debt forgiveness which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009.  As of March 31, 2008, the Partnership has not received any cash from this sale.  During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303.  The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An adjustment to the gain of approximately $(730,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $436,000.

On June 10, 2007, the Partnership’s limited partnership interest in South Toledo Associates, Ltd. (“South Toledo”) was sold to the Local General Partner for a sales price of one dollar.  The Partnership has not received any cash from this sale.  The sale resulted in a loss of approximately $82,000 resulting from the write-off of the basis in the property at the date of sale.  An adjustment to the gain of approximately $(8,000) was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $90,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 31, 2007, R.P.P. Limited Dividend Housing Association Limited Partnership (“River Place”) transferred the deed to the property and the related assets and liabilities to an affiliate of the Local General Partner for an assumption of bond debt and mortgage, which amounted to approximately $90,683,000 at the date of the sale.  The Partnership has not received any cash from this transaction.  The transfer resulted in a net gain of approximately $81,154,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the transfer.

On May 30, 2007, West 132nd Development Partnership (“Manhattan J”) sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000.  The Partnership received $1,954,413 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,548,000.  The sale resulted in a gain of approximately $1,752,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended September 30, 2007.  Adjustments to the gain of approximately $2,000 and $(154,000) were recorded during the quarters ended December 31, 2007 and March 31, 2008, respectively, resulting in an overall gain of approximately $1,600,000.

On March 21, 2007, the Partnership sold its limited partnership interest in Puerto Rico Historic Zone, Limited Dividend Partnership (“San Justo”) to the Local General Partner for a sales price of $874,000.  The sale resulted in a gain of approximately $3,309,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,440,000 at the date of the sale and the $869,305 cash received from the sale, which was recognized during the quarter ended June 30, 2007.  An adjustment to the gain of approximately $(43,000) was recorded during the quarter ended September 30, 2007, resulting in an overall gain of approximately $3,266,000.  The sale also resulted in a non-cash contribution from the Partnership to the Local General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local General Partner to an affiliate of the General Partner.

On February 28, 2007, the Partnership sold its remaining limited partnership interest in Michigan Rural Housing Limited Partnership (“Michigan Rural”) to an affiliate of the Local General Partner.  The Partnership received $10 from this sale.  The sale resulted in a gain of approximately $503,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  On May 26, 2005, the Partnership had sold 50% of its limited partnership interest in Michigan Rural to an affiliate of the Local General Partner for a sale price of $100,000.  The Partnership received proceeds of $100,000 from this sale, which resulted in a gain of $100,000.

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. (“Cutler Canal”) were sold to an affiliate of the General Partner for a sales price of $11,600,000.  The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,976,000.  The sale resulted in a gain of approximately $2,024,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $79,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,283,000.

On January 30, 2007, the property and the related assets and liabilities of 1850 Second Avenue Associates, L.P. (“1850 Second Avenue”) were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used for the payment of closing costs.  During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $3,126,707.  The sale resulted in a gain of approximately $252,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustments to the gain of approximately $(10,000) and $(300,000) were recorded during the quarter ended September 30, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $59,000.  The sale also resulted in a non-cash contribution from the Partnership of approximately $3,471,000 to the Local General Partner as a result of the write-off of advances owed by the Local Partnership to an affiliate of the General Partner.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens (“CV Bronx”) were sold to an unaffiliated third party purchaser for a sales price of $4,370,000.  The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000.  The Partnership received an additional $550,000 in guaranteed deferred payments on June 5, 2008.  The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustments to the gain of approximately $(53,000) and $97,000 were recorded during the quarters ended September 30, 2007 and March 31, 2008, respectively, resulting in an overall gain of approximately $457,000.  The sale also resulted in a non-cash distribution to the Partnership from the Local General Partner of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

On October 25, 2006, the property and the related assets and liabilities of Manhattan A Associates (“Manhattan A”) were sold to an unaffiliated third party purchaser for a sales price of $7,250,000.  The Partnership received $3,950,202 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,300,000.  The sale resulted in a gain of approximately $3,035,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  Adjustments to the gain of approximately $345,000, $7,000 and $44,000, which were recorded during the quarters ended March 31, 2007, June 30, 2007 and March 31, 2008, respectively, resulted in an overall gain of approximately $3,431,000.

On August 22, 2006, the property and the related assets and liabilities of Broadhurst Willows Limited Partnership (“Broadhurst”) were sold to an unaffiliated third party purchaser for a sales price of $5,300,000.  The Partnership received $4,495,600 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $804,000.  The sale resulted in a gain of approximately $2,171,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  Adjustments to the gain of approximately ($142,000) and $20,000, which were recorded during the quarters ended March 31, 2007 and June 30, 2007, respectively, resulted in an overall gain of approximately $2,049,000.

On June 5, 2006, the property and the related assets and liabilities of Weidler Associates Limited Partnership (“Weidler”) were sold to an affiliate of the Local General Partner for a sales price of $1,900,000.  The Partnership received $541,403 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,359,000.  The sale resulted in a gain of approximately $787,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(103,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $684,000.

On April 14, 2006, Michigan Rural sold the property and the related assets and liabilities of The Meadowlands Apartments (“Meadowlands”) (one of the properties owned by Michigan Rural) to an unaffiliated third party purchaser for a sales price of $1,083,445.  The Partnership received $115,844 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $968,000.  The sale resulted in a gain of approximately $313,000, which was recognized during the quarter ended September 30, 2006, resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $134,000 was recorded during the quarter ended March 31, 2007 resulting in an overall gain of approximately $447,000.

On March 28, 2006, the Local General Partner of Stop 22 Limited Partnership (“Stop 22”) purchased the Partnership’s remaining interest in Stop 22 for a sales price of $1,800,000.  The Partnership received proceeds of $1,800,000 from this sale.  The sale resulted in a gain of approximately $5,379,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $3,579,000 and $1,800,000 cash received from the sale.

On March 1, 2006, the property and the related assets and liabilities of Affordable Flatbush Associates (“Affordable Flatbush”) were sold to an unaffiliated third party purchaser for a sales price of $1,700,000.  The Partnership received $157,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,542,000.  The sale resulted in a gain of approximately $271,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  Adjustments to the gain of approximately $(7,000) and $10,000 were recorded during the quarters ended March 31, 2007 and June 30, 2007, respectively, resulting in an overall gain of approximately $274,000.

On March 1, 2006, the property and the related assets and liabilities of Site H Development Co. (“Site H”) were sold to an unaffiliated third party purchaser for a sales price of $1,200,000.  The Partnership received $433,852 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $766,000.  The sale resulted in a gain of approximately $554,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An additional loss of $(42,000) was recorded during the quarter ended March 31, 2007 resulting in an overall gain of $512,000.

On January 4, 2006, the Partnership sold its limited partnership interest in Las Camelias Limited Partnership (“Las Camelias”) to the Local General Partner for $1 cash plus 30% of any upside profits from the conversion to condos, if the sale price exceeds $92,500 for any of the units.  The sale resulted in a gain of approximately $2,828,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale.  An additional gain of approximately $143,000, due to proceeds that the Partnership received relating to condo sales, was recorded during the quarter ended June 30, 2007 resulting in an overall gain of approximately $2,971,000.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 11 – Assets Held for Sale

On December 31, 2007, Citrus Meadows Apartments, Ltd. (“Citrus Meadows”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $11,750,000.  The sales documents were executed and subsequently, in March 2008, were cancelled.  Currently, the Partnership is in the process of negotiating with a prospective buyer to sell its limited partnership interest for a sales price of $60,000.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Citrus Meadows had property and equipment, at cost, of approximately $10,196,000, accumulated depreciation of approximately $5,865,000 and mortgage debt of approximately $7,200,000.

Williamsburg Residential II, L.P. (“Williamsburg”) was subject to a foreclosure action by the mortgage lender.  During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.   In light of the pending foreclosure, Williamsburg is being held as an asset held for sale as of March 31, 2008.  As of December 31, 2007, Williamsburg had property and equipment, at cost, of approximately $1,790,000, accumulated depreciation of approximately $828,000 and mortgage debt of approximately $1,363,000.  Williamsburg was subsequently sold on May 9, 2008 (see Note 16).  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $45,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner, which was recorded during the year ended March 31, 2008.

NOTE 12 - Commitments and Contingencies

(a)  Subsidiary Partnership – Going Concerns and Uncertainties

Williamsburg Residential II, L.P. (“Williamsburg”)
The financial statements of Williamsburg have been prepared assuming that Williamsburg will continue as a going concern.  Williamsburg was subject to a foreclosure action by the mortgage lender which raised substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg do not include any adjustments that might result from the outcome of this uncertainty.

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was subsequently sold on May 9, 2008 (see Note 16).

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $319,000 and $318,000 at March 31, 2008 and 2007, respectively.  Williamsburg’s net income (loss) after minority interest amounted to approximately $53,000, $(127,000) and $(208,000) for the 2007, 2006, and 2005 Fiscal Years, respectively (see Note 10).

Citrus Meadows Apartments, LTD. (“Citrus Meadows”)
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern.  Citrus Meadows incurred a net loss of approximately $494,000 during the year ended December 31, 2007 and has incurred a Partner’s deficit of $7,998,078 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants.  Also, in 2006, Citrus Meadows’ status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents.  Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants.  Current occupancy rates are near 75%, and management has secured several new move-in tenants for the 2008 fiscal year.  At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern.  The Partnership’s investment in Citrus Meadows has been written down to zero by prior years’ losses and the minority interest balance was $0 at both March 31, 2008 and 2007.  The net loss after minority interest amounted to approximately $494,000, $399,000 and $528,000 for the years ended March 31, 2008, 2007 and 2006, respectively.  As of March 31, 2008, Citrus Meadows has entered into an agreement to sell its property and the related assets and liabilities (see Note 11).

Puerto Rico Historic Zone Dividend Partnership (“San Justo”)
The financial statements of San Justo were previously prepared assuming that it will continue as a going concern.  San Justo has suffered recurring losses from operations.  At March 15, 2007, San Justo had a partners’ deficit of $2,464,005 and has not complied with the total interest payment requirement of its mortgage note with the Puerto Rico Housing Finance Authority that raise substantial doubt about San Justo’s ability to continue as a going concern.  In addition, at December 31, 2006, there was a claim from Caribe Rum, Inc. (a related company of the Local General Partner) for, allegedly, an outstanding liability for $1,000,000.  The related promissory note, in support of the claim, issued by San Justo, was dated on December 31, 1991 and was originally payable to Puerto Rico Housing Finance Corporation (PRHFC); and subsequently endorsed to Popular Mortgage, Inc. on February 19, 2004 and; to Miramar Real Estate Management, Inc. (a related party), allegedly on October 19, 2006.  The promissory note due date was July 1, 1992.  San Justo’s management did not have knowledge of the existence of such debt until October 2006.  At March 15, 2007, the outstanding liability was approximately $2,300,000.  The related debt which was originally for $1,000,000 was not presented as a liability in the accompanying balance sheet.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Partnership’s limited partnership interest in San Justo was sold on March 21, 2007 (see Note 10).

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Jefferson Limited Partnership (“Jefferson”)
At June 15, 2007, Jefferson’s current liabilities exceeded its current assets by approximately $252,000 and had sustained a net loss of approximately $73,000 for the period ended June 15, 2007.  The financial statements for the period ended June 15, 2007 were prepared assuming Jefferson would continue as a going concern.  Jefferson had suffered recurring losses and had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management was taking measures to increase occupancy and reduce operating expenses.  In addition, management was looking into alternatives regarding refinancing the existing debt.  If profitable operations would not have been obtained, Jefferson would have been financially dependent on its partners.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Partnership’s limited partnership interest in Jefferson was sold on June 15, 2007 (see Note 10).

Diamond Phase II Venture (“Diamond Street”)
At December 31, 2007, Diamond Street’s current liabilities exceeded its current assets by approximately $100,000 and had sustained a net loss of approximately $81,000.  The financial statements of Diamond Street were prepared assuming that it will continue as a going concern.  Diamond Street has suffered recurring losses from operations and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years.  Diamond Street has also experienced a high number of vacancies due to deteriorating conditions in the area.  Management is attempting to make necessary repairs and maintenance to the property to attract more tenants.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Diamond Street, which in turn is dependent upon the success of its future operations.  The financial statements of Diamond Street do not include any adjustments that might result from the outcome of this uncertainty.  The Partnership’s limited partnership interest in Diamond Street was sold on December 21, 2007 (see Note 10).

b)  Subsidiary Partnership - Other

Redemptorist Limited Partnership (“Redemptorist”)
Redemptorist is located in the areas affected by Hurricane Katrina in August 2005 that sustained major damage and has remained completely vacant since then.  During 2007, Redemptorist received insurance proceeds in the amount of approximately $5,577,000.  All debt was either paid or forgiven.  The Partnership’s limited partnership interest in Redemptorist was sold on December 3, 2007 (see Note 10).

Driftwood
On October 24, 2005, Driftwood suffered damage caused by Hurricane Wilma.  Driftwood had claimed and recovered $1,077,008 of insurance proceeds during 2007 and 2006.  Deferred charges at December 31, 2006 of $422,294 reflected estimated repairs costs which were completed in 2007.  The Partnership’s limited partnership interest in Driftwood was sold on February 21, 2008 (see Note 10).

Other

The Partnership’s investments in the Local Partnerships are subject to the risks incident to management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions, which could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of apartment complexes receiving government assistance. These risks stem from governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor. However, continued inflation should allow for appreciated values of the Local Partnerships’ Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.

Leases

One Local Partnership has entered into an agreement (“Master Lease”) with an affiliate that expires in 2011, wherein the Local Partnership is guaranteed annual rental revenue.  The following is a schedule by year of future minimum rentals to be received under the Master Lease as of December 31, 2007:

 LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Year Ended December 31,

2008	$164,874
2009	171,641
2010	178,687
2011	186,024

$701,226

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of March 31, 2008, uninsured cash and cash equivalents approximated $20,311,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD.  Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of Tax Credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer’s interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.  The Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in Subsidiary Partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

In order for certain Subsidiaries to qualify for the Section 421A Program and the Inclusionary Zoning Program, they are subject to certain requirements by local authorities as to the level of rent that may be charged to tenants, the tenants’ incomes, the obligation to operate the Property in accordance with rent stabilization guidelines, and restrictions on the rate at which housing units may be released from such guidelines.

Also, certain Subsidiary Partnerships obtain grants from local authorities to fund construction costs of the Properties and in order to qualify must maintain the low-income nature of the Property, among other provisions.

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale.  As of March 31, 2008, Citrus Meadows, Williamsburg, Cutler Canal, Schopfer and Manhattan J were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2007, Broadhurst, Cutler Canal, Michigan Rural, Site H, Stop 22, Weidler, Manhattan A, 1850 Second Avenue, Driftwood, CV Bronx, Schopfer Court, Hamlet, Manhattan J, San Justo and Williamsburg II, were all classified as discontinued operations in the consolidated balance sheets.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Consolidated Balance Sheets:

	March 31, 2008	March 31, 2007

Assets
Property and equipment – less accumulated depreciation of $6,741,633 and $30,151,980, respectively	$5,359,700	$31,822,485
Cash and cash equivalents	254,059	965,805
Cash held in escrow	359,048	2,256,111
Deferred costs	175,127	530,727
Other assets	79,388	1,111,560
Total assets	$6,227,322	$36,686,688

Liabilities
Mortgage notes payable	$8,563,060	$32,569,200
Accounts payable and other liabilities	120,515	6,641,137
Accrued interest payable	3,362,059	3,207,846
Due to local general partners and affiliates	2,302,877	111,573
Security deposits payable	70,756	531,076
Due to general partners and affiliates	42,500	4,826,537
Minority interest	319,275	423,454
Total liabilities	$14,781,042	$48,310,823

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2008, Manhattan J, South Toledo, River Place, Jefferson Hotel, Schopfer Court, Hamlet, Redemptorist, Longfellow, Sartain, Dunlap, Bookbindery, Diamond Street, Brewery, Driftwood, Lake Forest II, Foxcroft, River Oaks, Canterbury, Park Village and Commerce Square, which were sold during the year ended March 31, 2008, Williamsburg and Citrus Meadows, which were classified as assets held for sale at March 31, 2008 and Cutler Canal, Michigan Rural, 1850 Second Avenue, CV Bronx and San Justo, which were sold during the year ended March 31, 2007, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2007, 1850 Second Avenue, CV Bronx, San Justo, Cutler Canal, Michigan Rural, Manhattan A, Broadhurst and Weidler, which were all sold during the year ended March 31, 2007, and Driftwood, Schopfer Court, Hamlet, Manhattan J and Williamsburg, which were classified as assets held for sale, and Affordable Flatbush, Site H, Stop 22, South Toledo, River Place, Jefferson, Redemptorist, Longfellow, Sartain, Dunlap, Bookbindery, Diamond Street, Brewery, Lake Forest II, Foxcroft, River Oaks, Canterbury, Park Village and Commerce Square, in order to present comparable results to the year ended March 31, 2008, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2006, Affordable Flatbush, Barclay, Brandywine, Franklin, Gentle Pines, Glenbrook, Lancashire, Las Camelias, Philipsburg, Site H, Spring Garden, Stop 22 and Wade, which were all sold during the year ended March 31, 2006, and Broadhurst, Cutler Canal and Michigan Rural, which were classified as assets held for sale, and Manhattan J, South Toledo, River Place, Jefferson, Redemptorist, Longfellow, Sartain, Dunlap, Bookbindery, Diamond Street, Brewery, Lake Forest II, Foxcroft, River Oaks, Canterbury, Park Village, Commerce Square, Williamsburg, Citrus Meadows, 1850 Second Avenue, CV Bronx, San Justo, Manhattan A, Weidler, Driftwood, Schopfer Court and Hamlet, in order to present comparable results to the year ended March 31, 2008, were all classified as discontinued operations in the consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2008	2007*	2006*

Revenues

Rental income	$10,273,944	$18,814,224	$25,142,961
Other	6,644,129	1,170,275	960,690
Forgiveness of indebtedness	1,086,076	0	0
Gain on sale of investments and properties	107,917,254	12,674,973	10,184,228
Total revenue	125,921,403	32,659,472	36,287,879

Expenses

General and administrative	3,951,604	4,977,795	5,372,916
General and administrative-related parties (Note 8)	700,625	1,012,019	1,282,119
Repairs and maintenance	3,578,478	3,703,040	4,978,219
Operating	1,247,302	2,844,355	3,385,598
Taxes	811,610	1,170,846	1,587,038
Insurance	948,857	1,491,157	1,561,616
Interest	5,049,643	8,972,884	10,632,260
Depreciation and amortization	2,652,176	5,358,150	7,566,723
Loss on impairment of property	1,121,252	5,235,363	0

Total expenses	20,061,547	34,765,609	36,366,489

Income (loss) before minority interest	105,859,856	(2,106,137)	(78,610)
Minority interest in (loss) income of subsidiaries from discontinued operations	(1,548,961)	616,662	(2,775,176)
Total income (loss) from discontinued operations (including gain on sale of investments and properties)	$104,310,895	$(1,489,475)	$(2,853,786)

Income (loss) – limited partners from discontinued operations (including gain on sale of investments and properties)	$103,267,786	$(1,474,580)	$(2,825,248)

Number of BACs outstanding	139,101.5	139,101.5	139,101.5

Income (loss) discontinued operations (including gain on sale of investments and properties) per BAC	$742.39	$(10.60)	$(20.31)
* Reclassified for comparative purposes

Cash Flows from Discontinued Operations:

	Years Ended March 31,
	2008	2007*	2006*

Net cash provided by (used in) operating activities	$72,083,376	$314,597	$(2,727,548)
Net cash provided by investing activities	$36,340,395	$23,858,758	$5,514,720
Net cash used in financing activities	$(99,474,844)	$(8,951,676)	$(3,545,531)

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 14 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.  The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

	Quarter Ended
	June 30, 2007*	September 30, 2007*	December 31, 2007*	March 31, 2008

Revenues	$1,497,493	$1,523,181	$1,563,656	$1,612,521
Operating expenses	(2,313,329)	(2,107,779)	(2,050,480)	(1,992,922)
Loss from operations before minority interest	(815,836)	(584,598)	(486,824)	(380,401)
Minority interest in loss of subsidiary partnerships from operations	1,815	(75)	891	1,243
Income from discontinued operations (including gain (loss) on sale of properties and minority interest)	6,611,131	80,436,967	11,311,837	5,950,960
Net income	$5,797,110	$79,852,294	$10,825,904	$5,571,802
Net income – limited partnership	$5,739,139	$79,053,771	$10,717,645	$5,516,084
Net loss per BAC from operations	$(5.79)	$(4.16)	$(3.46)	$(2.70)
Net income per BAC from discontinued operations	47.05	572.48	80.50	42.36
Net income per BAC	$41.26	$568.32	$77.04	$39.66

	Quarter Ended
	June 30, 2006*/**	September 30, 2006*/**	December 31, 2006*/**	March 31, 2007*/**

Revenues	$1,365,487	$1,369,020	$1,495,978	$1,526,374
Operating expenses	(2,233,040)	(2,122,632)	(2,281,775)	(2,091,353)
Loss from operations before minority interest	(867,553)	(753,612)	(785,797)	(564,979)
Minority interest in income (loss) of subsidiary partnerships from operations	1,682	(158)	1,197	888
Income (loss) from discontinued operations (including gain (loss) on sale of properties and minority interest)	3,647,017	(2,732,765)	440,683	(2,844,410)
Net income (loss)	$2,781,146	$(3,486,535)	$(343,917)	$(3,408,501)
Net income (loss) – limited partnership	$2,753,335	$(3,451,670)	$(340,478)	$(3,374,416)
Net loss per BAC from operations	$(6.16)	$(5.37)	$(5.58)	$(4.02)
Net income (loss) per BAC from discontinued operations	25.95	(19.44)	3.13	(20.24)
Net income (loss) per BAC	$19.79	$(24.81)	$(2.45)	$(24.26)

* Reclassified for comparative purposes.
** As restated (see Note 15).

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 15 – Prior Period Adjustment

Citrus Meadows
The accompanying financial statement for the year ended March 31, 2007 has been restated to correct an overstatement of interest due to an error in the computation of annual interest expense at Citrus Meadows.  Citrus Meadows has been accruing interest on a land loan since inception at 10% annually in accordance with its promissory note.  It was determined that Citrus Meadows’ partnership agreement that stated the loan was non-interest bearing was enacted after the promissory note and was to take precedence.  Accrued interest had been reduced by $9,106.  The effect of prior period accounting errors resulted in the following changes as of March 31,

	2006
	As previously Reported	As Restated

Balance Sheet including discontinued:
Accrued interest payable	$17,923,357	$16,993,251
Deficit	(103,076,585)	(102,146,479)
Statement of Operations including discontinued:
Interest	12,170,006	12,110,006
Net loss	6,713,311	6,653,311
Net loss per BAC	$47.78	$47.35

Total partners’ deficit as of April 1, 2005 had been increased by $870,106 for the effects of the restatement on prior years.

NOTE 16 – Subsequent Events

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Mayfair Apartments, Ltd., (“Mayfair”) to an affiliate of the Local General Partner for a sales price of $16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Mayfair had property and equipment, at cost, of approximately $1,808,000, accumulated depreciation of approximately $812,000 and mortgage debt of approximately $1,329,000.

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Knob Hill Apartments, Ltd., (“Knob Hill”) to an affiliate of the Local General Partner for a sales price of $16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Knob Hill had property and equipment, at cost, of approximately $1,898,000, accumulated depreciation of approximately $810,000 and mortgage debt of approximately $1,435,000.

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Holly Hill Apartments, Ltd., (“Holly Hill”) to an affiliate of the Local General Partner for a sales price of $16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Holly Hill had property and equipment, at cost, of approximately $1,841,000, accumulated depreciation of approximately $1,104,000 and mortgage debt of approximately $1,344,000.

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Callaway Village Limited Partnership, (“Callaway Village”) to an affiliate of the Local General Partner for a sales price of $16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Callaway Village had property and equipment, at cost, of approximately $1,809,000, accumulated depreciation of approximately $806,000 and mortgage debt of approximately $1,350,000.

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in The Village at Carriage Hills, Ltd., (“Carriage Hills”) to an affiliate of the Local General Partner for a sales price of $16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Carriage Hills had property and equipment, at cost, of approximately $1,991,000, accumulated depreciation of approximately $1,210,000 and mortgage debt of approximately $1,420,000.

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Forrest Ridge Apartments, Ltd., (“Forrest Ridge”) to an affiliate of the Local General Partner for a sales price of $10,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Forrest Ridge had property and equipment, at cost, of approximately $1,355,000, accumulated depreciation of approximately $527,000 and mortgage debt of approximately $1,040,000.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Mountain View Apartments, Ltd., (“Mountain View”) to an affiliate of the Local General Partner for a sales price of $16,666.  The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending September 30, 2008. No assurance can be given that the sale will actually occur. As of December 31, 2007, Mountain View had property and equipment, at cost, of approximately $1,399,000, accumulated depreciation of approximately $887,000 and mortgage debt of approximately $1,011,000.

On June 10, 2008, the Partnership sold its limited partnership interest in The Hearthside Limited Dividend Housing Association Limited Partnership (“Hearthside”) to the Local General Partner for a sales price of $200,000. The sale will result in a gain of approximately $908,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $708,000 at the date of sale and the $199,990 cash received from the sale, which will be recognized during the Partnership’s quarter ending June 30, 2008. As of December 31, 2007, Hearthside had property and equipment, at cost, of approximately $5,044,000, accumulated depreciation of approximately $3,405,000 and mortgage debt of approximately $2,605,000.

On May 9, 2008, the court, in the foreclosure proceeding commenced in December 2007, sold the property and the related assets and liabilities of Williamsburg to an unaffiliated third party purchaser for a sales price of $1,520,752.  The sale will result in a gain of approximately $378,000 resulting from the write-off of the deficit basis in the property at the date of sale, which will be recognized during the Partnership’s quarter ending June 30, 2008.

On May 6, 2008, the Partnership sold its limited partnership interest in Art Apartments Associates (“Art Apartments”) to an affiliate of the Local General Partner for a sales price of one dollar.  The sale will result in a gain of approximately $632,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of sale of approximately $632,000, which will be recognized during the Partnership’s quarter ending June 30, 2008.  As of December 31, 2007, Art Apartments had property and equipment, at cost, of approximately $2,800,000, accumulated depreciation of approximately $1,801,000 and mortgage debt of approximately $964,000.

On May 2, 2008, L.I.H. Chestnut Associates, L.P. (“Chestnut”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of one dollar plus the assumption of the primary and support mortgage loans in the amount of $4,400,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  A closing is expected to take place during the quarter ending September 30, 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Chestnut had property and equipment, at cost, of approximately $8,000,000, accumulated depreciation of approximately $3,500,000 and mortgage debt of approximately $5,500,000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties III, L.P. and Liberty GP III, Inc., the general partners of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.  The general partners of the Partnership are Related Credit Properties III L.P., a Delaware limited partnership (the “Related General Partner”), and Liberty GP III Inc., a Delaware corporation (the “Liberty General Partner” and together with the Related General Partner the “General Partners”).  The general partner of the Related General Partner is Related Credit Properties III Inc., a Delaware limited liability corporation.  The Partnership’s affairs are managed and controlled by the General Partners.  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers.  However, the ultimate parent of the Related General Partner, Centerline Holding Company (“Centerline”), has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of the Liberty General Partner and Related Credit Properties III Inc., the general partner of the Related General Partner, are set forth below.

Related Credit Properties III, L.P.
Name	Position
Andrew J. Weil	President, Chief Executive Officer and Director
Robert L. Levy	Chief Financial Officer and Director
Marc D. Schnitzer	Senior Vice President

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

MARC D. SCHNITZER, 47, is the Chief Executive Officer of Centerline and is responsible both for financial restructuring of real estate properties and directing Centerline’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

Liberty GP III Inc.
Name	Position
Robert L. Levy	Chief Financial Officer and Director
Andrew J. Weil	President, Chief Executive Officer and Director
Marc D. Schnitzer	Executive Vice President

Biographical information with respect to Messrs. Levy, Weil and Schnitzer is set forth above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class
General Partnership Interest in the Partnership	Related Credit Properties III L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution – directly owned	50%
General Partnership Interest in the Partnership	Liberty GP III Inc. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution –directly owned	50%

As of March 31, 2008, Liberty Associates IV L.P. holds a 1% limited partnership interest in 15 Local Partnerships.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests or BACs, neither the Liberty General Partner nor any director or executive officer of the Liberty General Partner owns any Limited Partnership Interests or BACs, and neither the Related General Partner nor any director or executive officer of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned, as of May 28, 2008, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director or executive officer of the general partner of the Related General Partner and Liberty General Partner and (iii) and directors and executive officers of the general partner of the Related General Partner and Liberty General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Lehigh Tax Credit Partners, Inc.	13,127.66	(2) (3)	9.4%
J. Michael Fried	13,127.66	(2) (3) (4)	9.4%
Alan P. Hirmes	13,127.66	(2) (3) (4)	9.4%
Stuart J. Boesky	13,127.66	(2) (3) (4)	9.4%
All directors and executive officers of the general partner of the Related General Partner as a group (four persons)	13,127.66	(2) (3) (4)	9.4%

(1)  The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)  As set forth in the Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”) and pursuant to a letter agreement dated April 4, 1997 among the Partnership, Lehigh I and the General Partners (the “Standstill Agreement”), Lehigh I agreed that, prior to April 4, 2007 (the “Standstill Expiration Date”), it would not and it would cause certain affiliates (including Lehigh Tax Credit Partners II L.L.C. (“Lehigh II”)) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any “solicitation” of “proxies” or “consents” (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a “group” (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934, as amended) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a “group” solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that, until the Standstill Expiration Date, it would not sell any BACs acquired by it unless the buyer of such BACs agreed to be bound by the Standstill Agreement; provided, however, that Lehigh I was entitled to make transfers in the secondary market to any purchaser which represented that following such sale it would not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, that Lehigh I was entitled to vote its BACs as it determined with regard to any proposal (i) to remove the General Partners as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partners or their affiliates. The address of each of the Partnership, Lehigh I and the General Partners is 625 Madison Avenue, New York, New York 10022.

(3)  All of such BACs represent BACs owned directly by Lehigh I and Lehigh II for which the Managing Member serves as managing member. As of May 28, 2008, Lehigh I held 6,458.33 BACs and Lehigh II held 6,520.33 BACs.

(4)  Mr. Schnitzer serves as an executive officer of the Managing Member.  All other parties only own an economic interest.

Item 13.  Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partners and its affiliates, as discussed in Item 11 and in Note 8 to the Financial Statements in Item 8, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the executive officers of the Liberty General Partner or the executive officers of the general partner of the Related General Partner.

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements and for the reviews of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $71,200 and $57,200 for the years ended March 31, 2008 and 2007, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns for the years ended December 31, 2007 and 2006 were $4,000 and $12,000, respectively.

All Other Fees
None

The Partnership is not required to have, and does not have, a stand alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	21

	Consolidated Balance Sheets at March 31, 2008 and 2007	110

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	111

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2008, 2007 and 2006	112

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	113

	Notes to Consolidated Financial Statements	115

(a) 2.	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	149

	Schedule I - Condensed Financial Information of Registrant	150

	Schedule III - Real Estate and Accumulated Depreciation	153

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus III L.P. (attached to Prospectus as Exhibit A)**

(3B)	Certificate of Limited Partnership of Liberty Tax Credit Plus III L.P., together with amendments filed on November 17, 1988**

(4)	Form of Subscription Agreement (attached to Prospectus as Exhibit B)

(10A)	Escrow Agreement between Registrant and Bankers Trust Company**

(10B)	Forms of Purchase Agreements for purchase of Local Partnership Interests**

(21)	Subsidiaries of the Registrant	143

(31.1)	Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a)	146

(31.2)	Certification Pursuant to Rule13a-14(a) or Rule 15d-14(a)	147

(32.1)	Certification Pursuant to Rule 13a-14(b) or rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)	148

	**Incorporated herein by reference to exhibits filed with Pre-Effective Amendment No. 1 to Liberty Tax Credit Plus III L.P.’s Registration Statement on Form S-11 (Registration No. 33-25732)

Item 15.	Exhibits, Financial Statement Schedules (continued)
Jurisdiction of Organization
Subsidiaries of the Registrant (Exhibit 21)

	Williamsburg Residential II, L.P.	KS
	Art Apartments Associates	PA
	The Village at Carriage Hills, LTD.	TN
	Mountainview Apartments, LTD.	TN
	Forrest Ridge Apartments, LTD.	AR
The Hearthside Limited Dividend Housing Association Limited Partnership
	Broadway Townhouses L.P.	NJ
	Citrus Meadows Apartments, LTD.	FL
	Holly Hill, LTD.	TN
	Mayfair Apartments LTD.	TN
	Callaway Village, LTD.	TN
	L.I.H. Chestnut Associates, L.P.	PA
	Knob Hill Apartments, LTD.	TN
	Inter-Tribal Indian Village Housing Development Associates, L.P.	RI
	West 132nd Development Partnership	NY

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES III L.P.,
a General Partner

			By:	Related Credit Properties III Inc.,
its general partner
Date:	June 27, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 27, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

		By:	LIBERTY GP III, INC.,
a General Partner
Date:	June 27, 2008
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 27, 2008
			By:	/s/ Robert L. Levy
Andrew J. Weil
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy
Chief Financial Officer, Principal Accounting  Officer and Director of Related Credit Properties III Inc., (a general partner of Related Credit Properties III L.P.) (a General Partner of Registrant)) and Liberty GP III, Inc. (a General Partner of Registrant)
June 27, 2008

/s/ Andrew J. Weil Andrew J. Weil
President , Chief Executive Officer of Related Credit Properties III Inc., (a general partner of Related Credit Properties III L.P.) (a General Partner of Registrant) and Liberty GP III, Inc. (a General Partner of Registrant)
June 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus III L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus III L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 27, 2008 on page 21, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2007, 2006 and 2005 Fiscal Years and Schedule III at March 31, 2008.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of five subsidiary partnerships with significant contingencies and uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnerships’ net income (losses) aggregated $3,261,514 (Fiscal 2007), $(3,346,182) (Fiscal 2006) and $(1,338,805) (Fiscal 2005), and their assets aggregated $5,971,165 and $11,600,483 at March 31, 2008 and 2007, respectively.  Management’s plans in regard to these matters are also described in Note 12(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2008

LIBERTY TAX CREDIT PLUS III L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Cash and cash equivalents	$7,249,710	$10,351,395
Cash held in escrow	0	58,081
Investment and advances in subsidiary partnerships	2,763	3,825,766
Other assets	1,097,645	312,641

Total assets	$8,350,118	$14,547,883

LIABILITIES AND PARTNERS’ EQUITY

Due to general partner and affiliates	$2,560,436	$7,994,517
Other liabilities	188,845	801,474

Total liabilities	2,749,281	8,795,991

Partners’ equity	5,600,837	5,751,892

Total liabilities and partners’ equity	$8,350,118	$14,547,883

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, under which investments are not reduced below zero. Accordingly, partners’ equity on the consolidated balance sheet will differ from partners’ equity shown above.

LIBERTY TAX CREDIT PLUS III L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues

Other income	$674,062	$355,022	$29,796

Expenses

General and administrative	533,664	469,421	335,904
General and administrative-related parties	976,577	1,261,407	1,738,515

Total expenses	1,510,241	1,730,828	2,074,419

Loss from operations	(836,179)	(1,375,806)	(2,044,623)

Distribution income of subsidiary partnerships in excess of investments	183,874	1,961,405	1,558,256

(Loss) gain on sale of investment in subsidiary partnership	19,696,471	5,451,388	(1,397,058)

Equity in (loss) gain of subsidiary partnerships*	(16,106,468)	895,762	(905,851)

Net income (loss)	$2,937,698	$6,932,749	$(2,789,276)

*     Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(18,315,783), $(5,646,908) and $(4,623,090) for 2008, 2007 and 2006, respectively.

LIBERTY TAX CREDIT PLUS III L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:

Net income (loss)	$2,937,698	$6,932,749	$(2,789,276)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of investment in subsidiary partnership	(19,696,471)	(5,451,388)	1,397,058
Distribution income from subsidiary partnerships in excess of investments	(183,794)	(1,961,405)	(1,558,256)
(Increase) decrease in assets:
Other assets	(785,004)	(22,670)	70,519
Increase (decrease) in liabilities:
Due to general partners and affiliates	(1,194,695)	(628,353)	(473,490)
Other liabilities	181,469	(918,094)	1,729,553
Total adjustments	(21,678,495)	(8,981,910)	1,165,384

Net cash used in operating activities	(18,740,797)	(2,049,161)	(1,623,892)

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership	8,696,650	1,800,000	834,950
Equity in (gain) loss of subsidiary partnerships	16,106,468	(895,762)	905,851
Distributions from subsidiary partnerships	3,229,884	15,983,381	2,524,511
Investments and advances in subsidiary partnerships	(212,755)	97,078	(624,136)
Distributions to partners	(12,239,216)	(7,026,828)	0
Decrease in cash held in escrow- purchase price payments	58,081	0	72,000

Net cash provided by investing activities	15,639,112	9,957,869	3,713,176

Net (decrease) increase in cash and cash equivalents	(3,101,685)	7,908,708	2,089,284

Cash and cash equivalents, beginning of year	10,351,395	2,442,687	353,403

Cash and cash equivalents, end of year	$7,249,710	$10,351,395	$2,442,687

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

Subsidiary Partnerships’ Residential Property	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

C.V. Bronx Associates, L.P.
Bronx, NY (j)	$0	$1,705,800	$0	$(1,705,800)	$0	$0	$0	$0	1990	June 1989	15-27.5	years
Michigan Rural Housing Limited Partnership
Michigan (f)(j)(k)	0	141,930	4,013,207	(4,155,137)	0	0	0	0	1989	Sept. 1989	27.5	years
Jefferson Limited Partnership
Shreveport, LA	0	65,000	3,289,429	(3,354,429)	0	0	0	0	1990	Dec. 1989	27.5	years
Inter-Tribal Indian Village Housing Development Associates, L.P.
Providence, RI	1,613,229	36,643	3,290,524	498,989	43,429	3,782,727	3,826,156	2,280,563	1989	Oct. 1989	27.5	years
RBM Associates
Philadelphia, PA (h)(j)	0	0	1,590,733	(1,590,733)	0	0	0	0	1989	Dec. 1989	40	years
Glenbrook Associates
Atglen, PA (h)(j)	0	137,000	2,833,081	(2,970,081)	0	0	0	0	1989	Nov. 1989	3-27.5	years
Affordable Flatbush Associates
Brooklyn, NY (g)(j)(k)	0	0	2,551,365	(2,551,365)	0	0	0	0	1989	Dec. 1989	27.5	years
Barclay Village II, LTD.
Chambersburg, PA (h)(j)(k)	0	204,825	3,249,918	(3,454,743)	0	0	0	0	1989	Nov. 1989	5-27.5	years
1850 Second Avenue Associates, L.P.
New York, NY (j)	0	920,472	6,262,968	(7,183,440)	0	0	0	0	1989	Nov. 1989	27.5	years
R.P.P. Limited Dividend Housing
Detroit, MI	0	0	29,051,380	(29,051,380)	0	0	0	0	1989	Nov. 1989	27-31.5	years
Williamsburg Residential II, L.P.
Wichita, KS (l)	1,363,412	358,305	2,713,872	(1,211,361)	362,484	1,498,332	1,860,816	851,706	1989	Nov. 1989	40	years
West 104th Street Associates, L.P.
New York, NY	0	0	0	3,267,800	6,787	3,261,013	3,267,800	1,814,844	1990	Dec. 1989	27.5	years
Meredith Apartments, LTD.
Salt Lake City, UT (e) (f)	0	40,000	1,500,117	(1,540,117)	0	0	0	0	1989	Aug. 1989	27.5	years
Ritz Apartments, LTD.
Salt Lake City, UT (e) (f)	0	59,760	592,704	(652,464)	0	0	0	0	1989	Aug. 1989	27.5	years
Ashby Apartments, LTD.
Salt Lake City, UT (e) (f)	0	50,850	549,611	(600,461)	0	0	0	0	1989	Aug. 1989	27.5	years
South Toledo Associates, LTD.
Toledo, OH	0	47,571	1,411,386	(1,458,957)	0	0	0	0	1988	Jan. 1990	40	years
Dunlap School Venture
Philadelphia, PA	0	5,352	4,522,721	(4,528,073)	0	0	0	0	1989	Jan. 1990	40	years
Philipsburg Elderly Housing Associates
Philipsburg, PA (h)(j)	0	45,000	4,092,500	(4,137,500)	0	0	0	0	1990	Feb. 1990	15-27.5	years
Franklin Elderly Housing Associates
Franklin, PA (h)(j)	0	165,000	2,594,447	(2,759,447)	0	0	0	0	1989	Feb. 1990	7-24	years
Wade D. Mertz Elderly Housing Associates
Sharpsville, PA (h)(j)	0	65,000	4,234,049	(4,299,049)	0	0	0	0	1989	Feb. 1990	27.5	years
Lancashire Towers Associates L.P.
Cleveland, OH (f)(h)(j)	0	265,000	6,871,575	(7,136,575)	0	0	0	0	1989	Feb. 1990	27.5	years
Northwood Associates Limited Partnership
Toledo, OH (c)	0	200,000	4,065,856	(4,265,856)	0	0	0	0	1989	Feb. 1990	27.5	years
Brewery Renaissance Associates
Middletown, NY	0	77,220	102,780	(180,000)	0	0	0	0	1990	Feb. 1990	27.5	years
Brandywine Court Associates, L.P.
Jacksonville, FL (g)(j)	0	78,000	1,960,262	(2,038,262)	0	0	0	0	1988	Nov. 1989	7-27.5	years
Art Apartments Associates
Philadelphia, PA	963,894	13,695	2,713,615	117,366	17,801	2,826,875	2,844,676	1,825,303	1990	Mar. 1990	27.5	years

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

Subsidiary Partnerships’ Residential Property	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

The Village at Carriage Hills, LTD.
Clinton, TN	1,420,341	86,663	1,753,799	195,386	90,769	1,945,079	2,035,848	1,235,039	1990	Mar. 1990	25-40	years
Mountainview Apartments, LTD,
Newport, TN	1,010,549	49,918	1,254,182	139,651	54,024	1,389,727	1,443,751	911,805	1990	Mar. 1990	25-40	years
The Park Village, Limited
Jackson, MS	0	44,102	749,940	(794,042)	0	0	0	0	1990	Mar. 1990	25-40	years
River Oaks Apartments, LTD.
Oneonta, AL	0	80,340	1,221,336	(1,301,676)	0	0	0	0	1990	Mar. 1990	25-40	years
Forrest Ridge Apartments, LTD.
Forrest City, AR	1,040,214	36,000	1,016,647	346,815	40,106	1,359,356	1,399,462	551,583	1990	Mar. 1990	25-40	years
The Hearthside Limited Dividend Housing Associates Limited Partnership
Portage, MI	2,605,293	242,550	4,667,594	178,671	246,656	4,842,159	5,088,815	3,429,574	1990	Mar. 1990	15-27.5	years
Redemptorist L.P.
New Orleans, LA	0	0	6,497,259	(6,497,259)	0	0	0	0	1990	Mar. 1990	27.5	years
Manhattan A Associates
New York, NY (j)	0	1,092,959	5,991,888	(7,084,847)	0	0	0	0	1990	Apr. 1990	27.5	years
Broadhurst Willows, L.P.
New York, NY (j)	0	102,324	5,151,039	(5,253,363)	0	0	0	0	1990	Apr. 1990	10-25	years
Weidler Associates Limited Partnership
Portland, OR (j)	0	225,000	0	(225,000)	0	0	0	0	1990	May 1990	15-27.5	years
Gentle Pines/West Columbia Associates, L.P.
Columbia, SC (i)(j)	0	327,650	4,276,739	(4,604,389)	0	0	0	0	1990	June 1990	27.5	years
Lake Forest Estates II, LTD.
Livingston, AL	0	21,623	1,182,480	(1,204,103)	0	0	0	0	1990	June 1990	25-40	years
Las Camelias L.P.
Rio Piedras, PR (h)(j)	0	249,000	6,400	(255,400)	0	0	0	0	1990	June 1990	27.5	years
WPL Associates XIIII
Portland, OR (e)(f)	0	0	3,721,763	(3,721,763)	0	0	0	0	1990	July 1990	27.5	years
Broadway Townhouses L.P.
Camden, NJ	10,249,632	163,000	5,120,066	14,430,086	167,106	19,546,046	19,713,152	9,970,052	1990	July 1990	27.5	years
Puerto Rico Historic Zone Limited Dividend Partnership
San Juan, PR (k)	0	0	0	0	0	0	0	0	1990	Aug. 1990	27.5	years
Citrus Meadows Apartments, LTD.
Bradenton, FL	7,199,648	610,073	0	9,630,441	812,609	9,427,905	10,240,514	5,889,587	1990	July 1990	27.5	years
Sartain School Venture
Philadelphia, PA	0	3,883	3,486,875	(3,490,758)	0	0	0	0	1990	Aug. 1990	15-40	years
Driftwood Terrace Associates, LTD.
Ft. Lauderdale, FL (l)	0	270,000	7,753,765	(8,023,765)	0	0	0	0	1989	Sept. 1990	27.5	years
Holly Hill, LTD.
Greenville, TN	1,344,334	50,000	1,631,820	203,309	54,106	1,831,023	1,885,129	1,128,713	1990	Oct. 1990	25-40	years
Mayfair Apartments LTD.
Morristown, TN	1,328,669	50,000	1,614,861	187,923	54,106	1,798,678	1,852,784	836,761	1990	Oct. 1990	25-40	years
Foxcroft Apartments LTD.
Troy, AL	0	75,000	1,382,973	(1,457,973)	0	0	0	0	1990	Oct. 1990	25-40	years
Canterbury Apartments, LTD.
Indianola, MS	0	33,000	1,738,871	(1,771,871)	0	0	0	0	1990	Oct. 1990	25-40	years
Cutler Canal III Associates, LTD.
Miami, FL (k)	0	1,269,265	0	(1,269,265)	0	0	0	0	1990	Oct. 1990	40	years

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

Subsidiary Partnerships’ Residential Property	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Jefferson Place L.P.
Olathe, KS (d)	0	531,063	13,477,553	(14,008,616)	0	0	0	0	1990	Oct. 1990	19	years
Callaway Village, LTD.
Clinton, TN	1,349,780	66,000	1,613,920	173,120	70,106	1,782,934	1,853,040	831,273	1990	Nov. 1990	25-40	years
Commerce Square Apartments Associates L.P.
Smyrna, DE	0	303,837	0	(303,837)	0	0	0	0	1990	Dec. 1990	40	years
West 132nd Development Partnership
New York, NY (l)	0	0	0	0	0	0	0	0	1990	Dec. 1990	40	years
Site H Development Co.
Brooklyn, NY (g)(j)(k)	0	0	1,346,000	(1,346,000)	0	0	0	0	1990	Dec. 1990	27.5	years
L.I.H. Chestnut Associates, L.P.
Philadelphia, PA	5,535,131	752,000	693,995	6,612,632	759,229	7,299,398	8,058,627	3,536,034	1990	Dec. 1990	35	years
Diamond Phase II Venture
Philadelphia, PA	0	0	0	0	0	0	0	0	1990	Dec. 1990	40	years
Bookbindery Associates
Philadelphia, PA	0	0	0	0	0	0	0	0	1990	Dec. 1990	40	years
The Hamlet, LTD.
Boynton, FL (l)	0	1,180,482	0	(1,180,482)	0	0	0	0	1990	Dec. 1990	27.5	years
Stop 22 Limited Partnership
Santurce, PR (h)(j)(k)	0	0	4,025,481	(4,025,481)	0	0	0	0	1990	Dec. 1990	27.5-31.5	years
Knob Hill Apartments, LTD.
Greenville, TN	1,435,418	75,085	0	1,867,631	79,191	1,863,526	1,942,716	834,725	1990	Dec. 1990	25-40	years
Conifer James Street Associates
Syracuse, NY (l)	0	57,034	0	(57,034)	0	0	0	0	1990	Dec. 1990	15-27.5	years
Longfellow Heights Apartments, L.P.
Kansas City, MO	0	0	7,739,692	(7,739,692)	0	0	0	0	1991	Mar. 1991	15-40	years
Less: Discontinued operations and dispositions	(8,563,060)	(11,108,720)	(157,804,015)	156,811,402	(1,175,093)	(10,926,241)	(12,101,333)	(6,741,633)

	$29,896,484	$1,621,554	$25,371,023	$28,219,376	$1,683,416	$53,528,537	$55,211,953	$29,185,929

(a) Personal property is depreciated primarily by the straight-line method over the estimated useful life ranging from 5 to 10 years.
(b)     Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful life determined by the Partnership date of acquisition.

(c) The Partnership’s Limited Partnership Interest was sold during the fiscal year ended March 31, 2002.
(d) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004.
(e) The Partnership’s Limited Partnership Interest was sold during the fiscal year ended March 31, 2005.
(f) These properties are included in discontinued operations for the year ended March 31, 2005.
(g) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006.
(h) The Partnership’s Limited Partnership Interest was sold during the fiscal year ended March 31, 2006.
(i) The deed to the property and the related assets and liabilities was transferred in lieu of foreclosure during the fiscal year ended March 31, 2006.
(j) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007.
(k) The Partnership’s Limited Partnership Interest was sold during the fiscal year ended March 31, 2007.
(l) These properties are included in discontinued operations for the year ended March 31, 2007.
(m) The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008.
(n) The Partnership’s Limited Partnership Interest was sold during the fiscal year ended March 31, 2008.
(o) These properties are included in discontinued operations for the year ended March 31, 2008.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

	Cost of Property and Equipment			Accumulated Depreciation
	Years Ended March 31,
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$136,095,034	$200,667,241	$267,777,750	$68,415,555	$96,212,530	$121,873,369
Additions during period:
Improvements	477,303	1,008,288	1,088,615
Depreciation expense				3,571,130	6,808,217	8,776,562
Deductions during period:
Discontinued operations, dispositions, and impairments	(81,360,384)	(65,580,495)	(68,199,124)	(42,800,756)	(34,605,192)	(34,437,401)
Balance at close of period	$55,211,953	$136,095,034	$200,667,241	$29,185,929	$68,415,555	$96,212,530

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