Form 10-Q
period 2008-06-30
LIBERTY TAX CREDIT PLUS III LP
filed 2008-08-13
CIK 843076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24656

LIBERTY TAX CREDIT PLUS III L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3491408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - Financial Information

Item 1. Financial Statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS

Operating assets:
Property and equipment at cost, net of accumulated depreciation of $14,245,088 and $29,185,929, respectively	$12,562,017	$26,026,024
Cash and cash equivalents	8,019,883	8,166,803
Cash held in escrow	693,278	2,802,321
Deferred costs, net of accumulated amortization of $466,354 and $695,238, respectively	270,552	465,983
Other assets	450,886	1,531,315
Total operating assets	21,996,616	38,992,446
Assets from discontinued operations (Note 5):
Property and equipment held for sale, net of accumulated depreciation of $15,899,636 and $6,741,633, respectively	14,814,980	5,359,700
Net assets held for sale	3,127,707	867,622
Total assets from discontinued operations	17,942,687	6,227,322
Total assets	$39,939,303	$45,219,768
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities:
Mortgage notes payable	$11,841,142	$29,896,484
Accounts payable	229,584	1,538,747
Accrued interest payable	4,300,984	6,415,369
Security deposit payable	80,741	249,578
Due to local general partners and affiliates	12,899	197,139
Due to general partners and affiliates	1,554,293	2,608,958
Total operating liabilities	18,019,643	40,906,275
Liabilities from discontinued operations (Note 5):
Mortgage notes payable of assets held for sale	21,623,188	8,563,060
Net liabilities held for sale including minority interest	10,525,983	6,217,982
Total liabilities from discontinued operations	32,149,171	14,781,042
Total liabilities	50,168,814	55,687,317
Minority interest	(549,856)	783,910
Commitments and contingencies (Note 6)
Partners’ (deficit) capital:
Limited partners (139,101.5 BACs issued and outstanding)	(20,721,040)	(22,277,126)
General Partners	11,041,385	11,025,667
Total partners’ (deficit) capital	(9,679,655)	(11,251,459)
Total liabilities and partners’ (deficit) capital	$39,939,303	$45,219,768

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007*

Operations:
Revenues
Rental income	$699,101	$689,845
Other	57,272	149,817
Total revenues	756,373	839,662
Expenses
General and administrative	190,734	299,378
General and administrative-related parties (Note 2)	229,783	383,922
Operating	127,945	129,760
Repairs and maintenance	86,455	66,996
Real estate taxes	47,100	45,993
Insurance	78,990	78,486
Interest	189,302	190,301
Depreciation and amortization	182,870	197,492
Total expenses	1,133,179	1,392,328
Loss from operations before minority interest	(376,806)	(552,666)
Minority interest in income of subsidiary partnerships from operations	558	989
Loss from operations	(376,248)	(551,677)
Discontinued operations:
Income from discontinued operations (including minority interest and gain on sale of properties)	1,948,052	6,348,787
Net income	$1,571,804	$5,797,110
Loss from operations – limited partners	$(372,486)	$(546,160)
Income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	1,928,572	6,285,299
Net income – limited partners	$1,556,086	$5,739,139
Number of BACs outstanding	139,101.5	139,101.5
Loss from operations per BAC	$(2.68)	$(3.93)
Income from discontinued operations (including minority interest and gain on sale of properties) – per BAC	13.87	45.19
Net income per BAC	$11.19	$41.26

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partners

Partners’ (deficit) capital – April 1, 2008	$(11,251,459)	$(22,277,126)	$11,025,667
Net income – three months ended June 30, 2008	1,571,804	1,556,086	15,718
Partners’ (deficit) capital – June 30, 2008	$(9,679,655)	$(20,721,040)	$11,041,385

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,571,804	$5,797,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of properties	(1,729,753)	(6,681,804)
Depreciation and amortization	427,612	1,380,593
Minority interest in loss of subsidiaries	(598,577)	(2,586,152)
(Decrease) increase in accounts payable and other liabilities	(251,113)	602,295
Increase in accrued interest payable	83,962	212,139
Increase (decrease) in security deposits payable	8,284	(14,812)
Increase in cash held in escrow	(31,807)	(187,104)
Decrease in other assets	687,604	209,472
Increase (decrease) in due to general partners and affiliates	117,774	(86,981)
Increase in due to local general partners and affiliates	0	38,200
Decrease in due to local general partners and affiliates	(9,267)	(183,030)
Increase in due to debt guarantor	0	870,117
Total adjustments	(1,295,281)	(6,427,067)
Net cash provided by (used in) operating activities	276,523	(629,957)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,742)	(76,939)
Proceeds from sale of properties	1,720,752	16,579,605
Costs paid relating to sale of properties	(165,350)	(4,286,646)
(Increase) decrease in cash held in escrow	(67,923)	197,906
Net cash provided by investing activities	1,484,737	12,413,926
Cash flows from financing activities:
Principal payments of mortgage notes payable	(1,442,057)	(5,201,913)
Decrease (increase) in deferred costs	13,049	(6,198)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(410,107)
Distributions	(122,392)	0
Net cash used in financing activities	(1,551,400)	(5,618,218)
Net increase in cash and cash equivalents	209,860	6,165,751
Cash and cash equivalents at beginning of period*	8,420,862	6,222,149
Cash and cash equivalents at end of period	$8,630,722	$12,387,900
Summarized below are the components of the gain on sale of properties including non-cash transactions:
Proceeds from sale of properties - net	$(1,555,402)	$(12,292,959)
Decrease in property and equipment, net of accumulated depreciation	3,592,515	17,097,985
Decrease in deferred costs	71,589	112,887
Decrease (increase) in prepaid expenses and other assets	275,039	(353,944)
Decrease in cash held in escrow	525,389	1,392,050
Decrease in accounts payable, accrued expenses and other liabilities	(141,682)	(2,218,094)
Decrease in accrued interest payable	(694,445)	(1,588,417)
Decrease in security deposits payable	(74,976)	(313,533)
Decrease in mortgage notes payable	(3,553,157)	(8,519,159)
Decrease in due to local general partners and their affiliates	(172,123)	(43,315)
Decrease in due to general partners and affiliates	(2,500)	(2,919,743)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	2,964,438

*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $610,839 and $434,748.
See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 – General

The consolidated financial statements for the three months ended June 30, 2008 and 2007, include the accounts of Liberty Tax Credit Plus III L.P. (the “Partnership”) and 15 and 40 subsidiary partnerships (the “subsidiary partnerships”, “Local Partnerships” or “subsidiaries”), respectively. The Partnership holds a 98% limited partnership interest in all subsidiary partnerships.  Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the “General Partners”), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  As of June 30, 2008, the Partnership has sold its partnership interest in thirty-four Local Partnerships, the property and the related assets and liabilities of fourteen Local Partnerships, two properties owned by Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships (see Note 3).  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in seven Local Partnerships, and one Local Partnership has entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 4).  Subsequently, the Partnership sold its limited partnership interests in eight Local Partnerships (see Note 7).

For financial reporting purposes, the Partnership’s fiscal quarter ends on June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All subsidiaries have fiscal quarters ending March 31.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. There were no such losses for the three months ended June 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is generally equal to the respective subsidiary partners’ equity less minority interest capital, if any.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2008, results of its operations and its cash flows for the three months ended June 30, 2008 and 2007.  However, the operating results for the three months ended June 30, 2008 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2010.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

Liberty Associates IV L.P. (“Liberty Associates”), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in thirteen of the Local Partnerships, respectively, as of June 30, 2008.  Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of June 30, 2008 and March 31, 2008, the Partnership is owed approximately $1,129,000 and $1,127,000, respectively, from the Local Partnerships for operating advances.  These advances are non-interest bearing and have no set repayment terms.  As of June 30, 2008 and March 31, 2008, the Partnership has advanced these monies to one Local Partnership to fund its operation.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively.  The costs incurred to related parties from operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Partnership management fees (a)	$129,000	$250,000
Expense reimbursement (b)	57,005	90,737
Local administrative fee (d)	1,250	1,250
Total general and administrative-General Partners	187,255	341,987
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	42,528	41,935
Total general and administrative-related parties	$229,783	$383,922
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Local administrative fee (d)	$1,500	$15,636
Total general and administrative-General Partners	1,500	15,636
Property management fees incurred to affiliates of the Local General Partners (c)	51,827	224,183
Total general and administrative-related parties	$53,327	$239,819
*Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,376,000 and $2,247,000 were accrued and unpaid at June 30, 2008 and March 31, 2008.

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

(c)  The subsidiary partnerships incurred property management fees amounting to $123,682 and $341,575 for the three months ended June 30, 2008 and 2007, respectively.  Of these fees, $94,355 and $266,118 respectively, were incurred to affiliates of the Local General Partners, which includes $51,827 and $224,183 of fees relating to discontinued operations.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

(d)  Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will take a number of years.  During the three months ended June 30, 2008, the Partnership sold its limited partnership interest in two Local Partnerships and the property and related assets and liabilities of one Local Partnership.  Through June 30, 2008, the Partnership has sold its limited partnership interest in thirty-four Local Partnerships, the property and the related assets and liabilities of fourteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interest in seven Local Partnerships, and one Local Partnership has entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 4).  Subsequently, the Partnership sold its limited partnership interests in eight Local Partnerships (see Note 7).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

On June 10, 2008, the Partnership sold its limited partnership interest in The Hearthside Limited Dividend Housing Association Limited Partnership (“Hearthside”) to the Local General Partner for a sales price of $200,000.  The sale resulted in a gain of approximately $930,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $730,000 at the date of sale and the $199,990 cash received from the sale.

On May 9, 2008, the court, in the foreclosure proceeding commenced in December 2007, sold the property and the related assets and liabilities of Williamsburg Residential II, L.P. (“Williamsburg”) for a sales price of $1,520,752, which approximates the mortgage debt, accrued interest and other fees at the date of the closing.  The sale resulted in a gain of approximately $412,000 resulting from the write-off of the deficit basis in the property at the date of sale.

On May 6, 2008, the Partnership sold its limited partnership interest in Art Apartments Associates (“Art Apartments”) to an affiliate of the Local General Partner for a sales price of one dollar.  The sale resulted in a gain of approximately $646,000 resulting from the write-off the deficit basis in the Local Partnership at the date of sale.

On June 26, 2007, the property and the related assets and liabilities of Conifer James Street Associates (“Schopfer”) were sold to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the second mortgage, which totaled approximately $200,000.  The Partnership did not receive any distribution from this sale after the repayment of the first mortgage, other liabilities and closing costs of approximately $1,750,000.  The sale resulted in a loss of approximately $72,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended September 30, 2007.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $18,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership (“Jefferson”) for a sales price of $1 plus 50% of debt forgiveness, which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009.  As of June 30, 2008, the Partnership has not received any cash from this sale.  During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303.  The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale, which was recorded during the quarter ended September 30, 2007.  An adjustment to the gain of approximately $(730,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $436,000.

On June 10, 2007, the Partnership’s limited partnership interest in South Toledo Associates, Ltd. (“South Toledo”) was sold to the Local General Partner for a sales price of one dollar.  The Partnership has not received any cash from this sale.  The sale resulted in a loss of approximately $82,000 resulting from the write-off of the basis in the property at the date of sale, which was recorded during the quarter ended September 30, 2007.  An adjustment to the loss on sale of approximately $(8,000) was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $90,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 31, 2007, R.P.P. Limited Dividend Housing Association Limited Partnership (“River Place”) transferred the deed to the property and the related assets and liabilities to an affiliate of the Local General Partner for an assumption of bond debt and mortgage, which amounted to approximately $90,683,000 at the date of the sale.  The Partnership has not received any cash from this transaction.  The transfer resulted in a net gain of approximately $81,154,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the transfer, which was recorded during the quarter ended December 31, 2007.  An adjustment to the gain of approximately $(8,000) was recorded during the quarter ended June 30, 2008, resulting in overall gain of approximately $81,146,000.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens (“CV Bronx”) were sold to an unaffiliated third party purchaser for a sales price of $4,370,000.  The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000.  The Partnership received an additional $550,000 in guaranteed deferred payments on June 5, 2008.  The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustments to the gain of approximately $(53,000), $97,000 and $(250,000) were recorded during the quarters ended September 30, 2007, March 31, 2008 and June 30, 2008, respectively, resulting in an overall gain of approximately $207,000.  The sale also resulted in a non-cash distribution to the Partnership from the Local General Partner of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

Note 4 – Assets Held for Sale

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Forrest Ridge Apartments, Ltd. (“Forrest Ridge”) to an unaffiliated third party purchaser for a sales price of $10,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of March 31, 2008, Forrest Ridge had property and equipment, at cost, of approximately $1,355,000, accumulated depreciation of approximately $535,000 and mortgage debt of approximately $1,037,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Forrest Ridge (see Note 7).

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Mountain View Apartments, Ltd. (“Mountain View”) to an unaffiliated third party purchaser for a sales price of $ 16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of March 31, 2008, Mountain View had property and equipment, at cost, of approximately $1,399,000, accumulated depreciation of approximately $899,000 and mortgage debt of approximately $1,009,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Mountain View (see Note 7).

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in The Village at Carriage Hill, Ltd. (“Carriage Hill”) to an unaffiliated third party purchaser for a sales price of $ 16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of March 31, 2008, Carriage Hill had property and equipment, at cost, of approximately $1,991,000, accumulated depreciation of approximately $1,228,000 and mortgage debt of approximately $1,418,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Carriage Hill (see Note 7).

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Callaway Village Limited Partnership (“Callaway Village”) to an unaffiliated third party purchaser for a sales price of $ 16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of March 31, 2008, Callaway Village had property and equipment, at cost, of approximately $1,809,000, accumulated depreciation of approximately $817,000 and mortgage debt of approximately $1,348,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Callaway Village (see Note 7).

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Holly Hill Limited Partnership (“Holly Hill”) to an unaffiliated third party purchaser for a sales price of $ 16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of March 31, 2008, Holly Hill had property and equipment, at cost, of approximately $1,841,000, accumulated depreciation of approximately $1,120,000 and mortgage debt of approximately $1,343,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Holly Hill (see Note 7).

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Knob Hill Apartments, Ltd. (“Knob Hill”) to an unaffiliated third party purchaser for a sales price of $ 16,666. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in 2008. As of March 31, 2008, Knob Hill had property and equipment, at cost, of approximately $1,898,000, accumulated depreciation of approximately $822,000 and mortgage debt of approximately $1,434,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Knob Hill (see Note 7).

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Mayfair Apartments, Ltd., (“Mayfair”), an unaffiliated third party purchaser for a sales price of $16,666.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur in 2008.  As of March 31, 2008, Mayfair had property and equipment, at cost, of approximately $1,808,000, accumulated depreciation of approximately $824,000 and mortgage debt of approximately $1,327,000.  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in Mayfair (see Note 7).

On May 2, 2008, L.I.H. Chestnut Associates, L.P. (“Chestnut”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of one dollar plus the assumption of primary and support mortgage loans in the amount of $4,400,000.  In addition, the Partnership has agreed to pay to purchaser a fee for the estimated costs of immediate repairs in the amount of $200,000.  The sales documents have been executed.  No assurance can be given that the sale will actually occur.  The closing is expected to occur in 2008.  As of March 31, 2008, Chestnut had property and equipment, at cost, of approximately $8,014,000, accumulated depreciation of approximately $3,564,000 and mortgage debt of approximately $5,520,000.

On December 31, 2007, Citrus Meadows Apartments, Ltd. (“Citrus Meadows”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $11,750,000.  The sales documents were executed and subsequently, in March 2008, were cancelled.  Currently, the Partnership is in the process of negotiating with a prospective buyer to sell its limited partnership interest for a sales price of $60,000.  No assurance can be given that the sale will actually occur.  As of June 30, 2008, Citrus Meadows had property and equipment, at cost, of approximately $10,199,000, accumulated depreciation of approximately $5,865,000 and mortgage debt of approximately $7,186,000.

Note 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale.  As of June 30, 2008, Cutler Canal, Schopfer, Manhattan J, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut and Citrus Meadows were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Citrus Meadows, Williamsburg, Cutler Canal, Schopfer and Manhattan J were all classified as discontinued operations in the consolidated balance sheets.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consolidated

	June 30, 2008	March 31, 2008

Assets
Property and equipment – less accumulated depreciation of $15,899,636 and $6,741,633, respectively	$14,814,980	$5,359,700
Cash and cash equivalents	610,839	254,059
Cash held in escrow	2,042,432	359,048
Deferred costs, net of accumulated amortization of $189,944 and $165,029	277,262	175,127
Other assets	197,174	79,388
Total assets	$17,942,687	$6,227,322

Liabilities
Mortgage notes payable	$21,623,188	$8,563,060
Accounts payable	914,482	120,515
Accrued interest payable	4,865,961	3,362,059
Security deposits payable	172,901	70,756
Due to local general partners and affiliates	2,305,728	2,302,877
Due to general partners and affiliates	1,212,439	42,500
Minority interest	1,054,472	319,275
Total liabilities	$32,149,171	$14,781,042

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2008, Art Apartments, Hearthside and Williamsburg, which were sold during the three months ended June 30, 2008, and Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut and Citrus Meadows, which were classified as assets held for sale during the three months ended June 30, 2008, were all classified as discontinued operations on the consolidated financial statements.  For the three months ended June 30, 2007, Manhattan J, Jefferson, South Toledo and Schopfer, which were sold during the three months ended June 30, 2007, CV Bronx, Michigan Rural, 1850 Second Avenue, Cutler Canal and San Justo, which were sold during the year ended March 31, 2007, Driftwood, Hamlet and Williamsburg, which were classified as assets held for sale, and Art Apartments, Hearthside, Williamsburg, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut and Citrus Meadows, in order to present comparable results to the three months ended June 30, 2008, were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Revenues
Rental income	$1,240,461	$4,576,563
Other	28,239	239,364
Gain on sale of properties	1,729,753	6,681,804
Total revenue	2,998,453	11,497,731
Expenses
General and administrative	270,736	1,299,839
General and administrative-related parties (Note 2)	53,327	239,819
Repairs and maintenance	310,475	1,303,194
Operating	123,157	636,804
Real estate taxes	98,256	304,850
Insurance	102,299	402,995
Interest	445,428	2,363,504
Depreciation and amortization	244,742	1,183,101
Total expenses	1,648,420	7,734,106
Income before minority interest	1,350,033	3,763,625
Minority interest in income of subsidiaries from discontinued operations	598,019	2,585,162
Total income from discontinued operations	$1,948,052	$6,348,787
Income – limited partners from discontinued operations	$1,928,572	$6,285,299
Number of BACs outstanding	139,101.5	139,101.5
Income from discontinued operations per BAC	$13.87	$45.19
* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Net cash (used in) provided by operating activities	$(329,465)	$5,124,511
Net cash provided by investing activities	$1,300,351	$11,698,261
Net cash used in financing activities	$(1,407,289)	$(13,208,799)
* Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

a)  Subsidiary Partnership – Going Concerns and Uncertainties

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

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was sold on May 9, 2008 (see Note 3).

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $0 and $319,000 at June 30, 2008 and March 31, 2008, respectively.  Williamsburg’s net loss after minority interest amounted to approximately $14,000 (excluding gain on sale of approximately $459,000) and $6,000 for the three months ended June 30, 2008 and 2007, respectively.

Citrus Meadows Apartments, LTD. (“Citrus Meadows”)
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern.  Citrus Meadows incurred a net loss of approximately $62,000 during the three months ended March 31, 2008 and has incurred a Partner’s deficit of $7,692,730 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants.  Also, in 2006, Citrus Meadows’ status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents.  Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants.  Current occupancy rates are near 75%, and management has secured several new move-in tenants for the 2008 fiscal year.  At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern.  The Partnership’s investment in Citrus Meadows has been written down to zero by prior years’ losses and the minority interest balance was $0 at both June 30, 2008 and March 31, 2008.  The net loss after minority interest amounted to approximately $62,000 and $133,000 for the three months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, the agreement to sell Citrus Meadows was cancelled although the Partnership is currently negotiating a new agreement to sell its limited partnership interest (see Note 4).

b)  Subsidiary Partnership – Leases

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

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or the U.S. Department of Housing and Urban Development (“HUD”).  Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of Tax Credits are subject to recapture in future years if (1) the Local Partnership ceases to meet qualification requirements, (2) there is a decrease in the qualified basis of the Property, or (3) there is a reduction in the taxpayer’s interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership acquired an interest has suffered an event of recapture.  The Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods are scheduled to expire at various times through December 31, 2008.

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

Note 7 – Subsequent Events

On August 4, 2008, the Partnership sold its limited partnership interest in Forrest Ridge to an unaffiliated third party purchaser for a sales price of $10,000. The sale will result in a gain of approximately $31,000  resulting from the write-off of the deficit basis in the Local Partnership of approximately  $21,000  at the date of the sale and the $10,000 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

On August 4, 2008, the Partnership sold its limited partnership interest in Mountain View to an unaffiliated third party purchaser for a sales price of $16,666. The sale will result in a gain of approximately  $280,000  resulting from the write-off of the deficit basis in the Local Partnership of approximately   $263,000  at the date of the sale and the $16,666 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

On August 4, 2008, the Partnership sold its limited partnership interest in Carriage Hill to an unaffiliated third party purchaser for a sales price of $16,666. The sale will result in a gain of approximately $336,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $319,000 at the date of the sale and the $16,666 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

On August 4, 2008, the Partnership sold its limited partnership interest in Callaway Village to an unaffiliated third party purchaser for a sales price of $16,666. The sale will result in a gain of approximately  $229,000  resulting from the write-off of the deficit basis in the Local Partnership of approximately   $213,000   at the date of the sale and the $16,666 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

On August 4, 2008, the Partnership sold its limited partnership interest in Holly Hill to an unaffiliated third party purchaser for a sales price of $16,666. The sale will result in a gain of approximately $402,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $386,000 at the date of the sale and the $16,666 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

On August 4, 2008, the Partnership sold its limited partnership interest in Knob Hill to an unaffiliated third party purchaser for a sales price of $16,666. The sale will result in a gain of approximately $69,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $ 52,000 at the date of the sale and the $16,666 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

On August 4, 2008, the Partnership sold its limited partnership interest in Mayfair to an unaffiliated third party purchaser for a sales price of $16,666. The sale will result in a gain of approximately $259,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $242,000 at the date of the sale and the $16,666 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

On July 23, 2008, the Partnership sold its limited partnership interest in Inter-Tribal Indian Village Housing Development Associates, L.P. (“Indian Village”) to an affiliate of the Local General Partner for a sales price of $2,500. The sale will result in a gain of approximately   $1,064,000  resulting from the write-off of the deficit basis in the Local Partnership of approximately  $1,062,000  at the date of the sale and the $2,500 cash received from the sale, which will be recognized during the quarter ending September 30, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s original capital was invested in sixty-two Local Partnerships.  As of June 30, 2008, the Partnership has sold its limited partnership interest in thirty-four Local Partnerships, the property and the related assets and liabilities of fourteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, the Partnership has entered into agreements for the sale of seven Local Partnerships, and one Local Partnership has entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 4).  Subsequently, the Partnership sold its limited partnership interests in eight Local Partnerships (see Note 7).

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 8, Note 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the three months ended June 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $12,000 and $25,000, respectively.  In addition, during the three months ended June 30, 2008 and 2007, distributions from the sales of properties and their related assets and liabilities amounted to approximately $0 and $2,123,000.  Additionally, during the three months ended June 30, 2008 and 2007, the Partnership received approximately $200,000 and $869,000 of proceeds from the sale of limited partnership interests.

During the three months ended June 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $210,000.  This increase was attributable to proceeds from sale of properties of approximately ($1,721,000), a decrease in deferred costs relating to financing activities of approximately ($13,000) and cash provided by operating activities of approximately ($277,000), which exceeded acquisitions of property and equipment of approximately ($3,000), principal payments of mortgage notes payable of approximately ($1,442,000), costs paid relating to the sale of properties of approximately ($165,000), an increase in cash held in escrow relating to investing activities of approximately ($68,000) and distributions of approximately ($122,000).  Included in the adjustments to reconcile the net income to net cash provided by operating activities are depreciation and amortization of approximately $428,000 and a gain on sale of properties of approximately $1,730,000.

The Partnership has a working capital reserve of approximately $7,828,000 at June 30, 2008.

Total expenses for the three months ended June 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $531,224 and $620,613, respectively.

Accounts payable and other liabilities as of June 30, 2008 and March 31, 2008 were $229,584 and $1,538,747, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations as of June 30, 2008 and March 31, 2008, totaled $914,482 and $120,515, respectively.

Accrued interest payable as of June 30, 2008 and March 31, 2008 was $4,300,984 and $6,415,369, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of June 30, 2008 and March 31, 2008, totaled $4,865,961 and $3,362,059, respectively.

Long-Term

Partnership management fees owed to the General Partners amounting to approximately $2,376,000 and $2,247,000 were accrued and unpaid at June 30, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Without the General Partners’ continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the Compliance Period.

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through June 30, 2008, the Partnership has recorded approximately $30,293,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are nine Local Partnerships whose assets are classified as property and equipment-held for sale as of June 30, 2008 (see Item 1, Note 4).

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

Results of Operations

Results of operations for the three months ended June 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 1% for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to annual increases in rental rates at the Local Partnerships.

Other income decreased approximately $93,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in interest income earned at the Partnership level due to a higher cash balance existing at the prior year resulting from the sale of properties.

Total expenses, excluding general and administrative expenses, general and administrative-related parties and repairs and maintenance, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2008 as compared to the corresponding period in 2007.

General and administrative decreased approximately $109,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to lower audit and legal fees due to lower sales activity in the current year as compared to the prior year at the Partnership level, partially offset by an increase in supervisor’s salary and bad debts at one Local Partnership, an increase in legal expenses at a second Local Partnership and an increase in investor service fee and legal expenses at a third Local Partnership.

General and administrative-related parties expenses decreased approximately $154,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Repairs and maintenance increased approximately $19,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to increases in repair payroll and material at one Local Partnership and roof repairs at a second Local Partnership.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.    Controls and Procedures.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Reports on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the quarter ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES III L.P.,
a General Partner

			By:	Related Credit Properties III Inc.,
its general partner
Date:	August 13, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	August 13, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

		By:	LIBERTY GP III, INC.,
a General Partner
Date:	August 13, 2008
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	August 13, 2008
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer