Form 10-Q
period 2008-09-30
LIBERTY TAX CREDIT PLUS III LP
filed 2008-11-12
CIK 843076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - Financial Information

Item 1. Financial Statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS

Operating assets:
Property and equipment at cost, net of accumulated depreciation of $12,070,139 and $29,185,929, respectively	$10,910,809	$26,026,024
Cash and cash equivalents	7,549,443	8,166,803
Cash held in escrow	647,433	2,802,321
Deferred costs, net of accumulated amortization of $467,962 and $695,238, respectively	267,179	465,983
Other assets	1,870,421	1,531,315
Total operating assets	21,245,285	38,992,446
Assets from discontinued operations (Note 6):
Property and equipment held for sale, net of accumulated depreciation of $9,506,250 and $6,741,633, respectively	8,751,221	5,359,700
Net assets held for sale	1,518,072	867,622
Total assets from discontinued operations	10,269,293	6,227,322
Total assets	$31,514,578	$45,219,768
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities:
Mortgage notes payable	$10,212,305	$29,896,484
Accounts payable	0	1,538,747
Accrued interest payable	3,632,999	6,415,369
Security deposit payable	71,560	249,578
Due to local general partners and affiliates	0	197,139
Due to general partners and affiliates	2,596,817	2,608,958
Total operating liabilities	16,513,681	40,906,275
Liabilities from discontinued operations (Note 6):
Mortgage notes payable of assets held for sale	12,678,397	8,563,060
Net liabilities held for sale including minority interest	10,580,901	6,217,982
Total liabilities from discontinued operations	23,259,298	14,781,042
Total liabilities	39,772,979	55,687,317
Minority interest	(548,839)	783,910
Commitments and contingencies (Note 7)
Partners’ (deficit) capital:
Limited partners (139,101.5 BACs issued and outstanding)	(18,771,638)	(22,277,126)
General Partners	11,062,076	11,025,667
Total partners’ (deficit) capital	(7,709,562)	(11,251,459)
Total liabilities and partners’ (deficit) capital	$31,514,578	$45,219,768

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Operations:
Revenues
Rental income	$617,864	$606,613	$1,238,705	$1,213,047
Other	54,050	179,993	109,912	328,944
Total revenues	671,914	786,606	1,348,617	1,541,991
Expenses
General and administrative	125,003	92,978	350,488	431,190
General and administrative-related parties (Note 2)	223,852	342,412	448,955	722,165
Operating	59,703	61,949	185,365	184,797
Repairs and maintenance	120,742	107,275	177,722	158,952
Real estate taxes	104,424	93,778	144,910	134,180
Insurance	22,610	28,621	51,461	56,675
Interest	259,868	256,609	415,167	413,656
Depreciation and amortization	145,516	156,643	291,034	312,983
Total expenses	1,061,718	1,140,265	2,065,102	2,414,598
Loss from operations before minority interest	(389,804)	(353,659)	(716,485)	(872,607)
Minority interest in income of subsidiary partnerships from operations	655	52	1,212	1,042
Loss from operations	(389,149)	(353,607)	(715,273)	(871,565)
Discontinued operations:
Income from discontinued operations (including minority interest and gain on sale of properties)	2,358,242	80,205,901	4,256,170	86,520,969
Net income	$1,969,093	$79,852,294	$3,540,897	$85,649,404
Loss from operations-limited partners	$(385,258)	$(350,071)	$(708,120)	$(862,849)
Income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	2,334,660	79,403,842	4,213,608	85,655,759
Net income – limited partners	$1,949,402	$79,053,771	$3,505,488	$84,792,910
Number of BACs outstanding	139,101.5	139,101.50	139,101.5	139,101.50
Loss from operations per BAC	$(2.77)	$(2.51)	$(5.09)	$(6.20)
Income from discontinued operations (including minority interest and gain on sale of properties) – per BAC	16.78	570.83	30.29	615.78
Net income BAC	$14.01	$568.32	$25.20	$609.58

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partners

Partners’ (deficit) capital – April 1, 2008	$(11,251,459)	$(22,277,126)	$11,025,667
Net income – six months ended September 30, 2008	3,540,897	3,505,488	35,409
Contributions – write-off of related party debt	1,000	0	1,000
Partners’ (deficit) capital – September 30, 2008	$(7,709,562)	$(18,771,638)	$11,062,076

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$3,540,897	$85,649,404
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of properties	(4,354,225)	(90,630,501)
Depreciation and amortization	680,888	2,645,353
Minority interest in loss of subsidiaries	(504,939)	(1,059,713)
Decrease in accounts payable and other liabilities	(563,487)	(2,955,845)
Increase (decrease) in accrued interest payable	236,962	(94,751)
Increase (decrease) in security deposits payable	19,432	(23,868)
Increase in cash held in escrow	(139,053)	(554,765)
Decrease in other assets	939,881	473,700
Increase (decrease) in due to general partners and affiliates	33,881	(170,245)
Increase in due to local general partners and affiliates	0	54,465
Decrease in due to local general partners and affiliates	(9,267)	(181,525)
Increase in due to debt guarantor	0	1,740,234
Total adjustments	(3,659,927)	(90,757,461)
Net cash used in operating activities	(119,030)	(5,108,057)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,742)	(188,830)
Proceeds from sale of properties	1,835,762	21,645,000
Costs paid related to sale of properties	(706,086)	(1,642,506)
Increase in cash held in escrow	(90,358)	0
Net cash provided by investing activities	1,036,576	19,813,664
Cash flows from financing activities:

Principal payments of mortgage notes payable	(1,504,840)	(6,655,362)
Decrease (increase) in deferred costs	11,285	(6,198)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(424,136)
Distributions	(122,392)	0
Net cash used in financing activities	(1,615,947)	(7,085,696)
Net increase in cash and cash equivalents	(698,401)	7,619,911
Cash and cash equivalents at beginning of period*	8,420,862	6,222,149
Cash and cash equivalents at end of period	$7,722,461	$13,842,060
Summarized below are the components of the gain on sale of properties:
Net proceeds from sale of properties	$(1,129,676)	$(20,002,494)
Decrease in property and equipment, net of accumulated depreciation	11,060,556	29,877,437
Decrease in deferred costs	72,069	193,202
Decrease (increase) in prepaid expenses and other assets	127,402	(338,431)
Decrease in cash held in escrow	1,776,417	1,899,106
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,483,518)	1,101,934
Decrease in accrued interest payable	(1,457,430)	(1,086,070)
Decrease in security deposits payable	(186,520)	(521,410)
Decrease in mortgage notes payable	(14,064,002)	(33,766,912)
Decrease in due to local general partners and their affiliates	(193,440)	(2,300,996)
Increase (decrease) in due to general partners and affiliates	1,122,917	(3,070,062)
Decrease due to debt guarantor	0	(65,683,367)
Capital contributions – General Partners	1,000	3,067,562
*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $173,018 and $451,880.
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 – General

The consolidated financial statements for the six months ended September 30, 2008 and 2007, include the accounts of Liberty Tax Credit Plus III L.P. (the “Partnership”) and 15 and 40 subsidiary partnerships (the “subsidiary partnerships”, “Local Partnerships” or “subsidiaries”), respectively. The Partnership holds a 98% limited partnership interest in all subsidiary partnerships.  Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the “General Partners”), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  As of September 30, 2008, the Partnership has sold its partnership interest in forty-two Local Partnerships, the property and the related assets and liabilities of fifteen Local Partnerships, two properties owned by Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships (see Note 4).  In addition, as of September 30, 2008, the Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities in one Local Partnership (see Note 5).

For financial reporting purposes, the Partnership’s fiscal quarter ends on September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All subsidiaries have fiscal quarters ending June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. There were no such losses for the three and six months ended September 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is generally equal to the respective subsidiary partners’ equity less minority interest capital, if any.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2008, results of its operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007.  However, the operating results for the six months ended September 30, 2008 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  SFAS No. 162 is not expected to have an impact on the Partnership’s consolidated financial statements.

NOTE 2 - Related Party Transactions

Liberty Associates IV L.P. (“Liberty Associates”), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in thirteen of the Local Partnerships, respectively, as of September 30, 2008.  Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of September 30, 2008 and March 31, 2008, the Partnership was owed approximately $0 and $1,127,000, respectively, from the Local Partnerships for operating advances.  These advances were non-interest bearing and had no set repayment terms.  The Partnership had advanced these monies to one Local Partnership to fund its operations.  In August 2008, the property and the related assets and liabilities of this Local Partnership were sold (see Note 4), and as a result, approximately $1,129,000 in such advances were written off.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively.  The costs incurred to related parties from operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Partnership management fees (a)	$123,500	$249,380	$252,500	$499,380
Expense reimbursement (b)	61,194	54,631	118,199	145,368
Local administrative fee (d)	625	625	1,250	1,250
Total general and administrative-General Partners	185,319	304,636	371,949	645,998
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	38,533	37,776	77,006	76,167
Total general and administrative-related parties	$223,852	$342,412	$448,955	$722,165

*   Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Local administrative fee (d)	$3,375	$16,260	$5,500	$32,521
Total general and administrative-General Partners	3,375	16,260	5,500	32,521
Property management fees incurred to affiliates of the Local General Partners (c)	61,190	231,981	117,072	459,708

Total general and administrative-related parties	$64,565	$248,241	$122,572	$492,229

*   Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,388,000 and $2,247,000 were accrued and unpaid at September 30, 2008 and March 31, 2008.  Without the General Partners’ continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

(c)  The subsidiary partnerships incurred property management fees amounting to $122,149 and $316,680 and $245,831 and $658,255 for the three and six months ended September 30, 2008 and 2007, respectively.  Of these fees, $99,723 and $269,757 and $194,078 and $535,875, respectively, were incurred to affiliates of the Local General Partners, which includes $61,190 and $231,981 and $117,072 and $459,708 of fees relating to discontinued operations.

(d)  Liberty Associates IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$22,890,702	$22,890,702	$0	$0	$22,890,702

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will take a number of years.  During the six months ended September 30, 2008, the Partnership sold its limited partnership interest in ten Local Partnerships and the property and related assets and liabilities of two Local Partnerships.  Through September 30, 2008, the Partnership has sold its limited partnership interest in forty-two Local Partnerships, the property and the related assets and liabilities of fifteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, as of September 30, 2008, the Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities in one Local Partnership (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On August 28, 2008, the property and the related assets and liabilities of L.I.H. Chestnut Associates, L.P. (“Chestnut”) were sold to an unaffiliated third party purchaser for a sales price of one dollar plus the assumption of primary and secondary mortgage loans in the amount of $4,400,000.  In addition, the Partnership paid for immediate repairs in the amount of approximately $269,000.  The sale also resulted in a write-off of operating advances of approximately $1,129,000 owed to the Partnership.  The sale will result in a gain of approximately $8,245,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $8,245,000 at the date of the sale, which will be recognized during the quarter ending December 31, 2008.

On August 4, 2008, the Partnership sold its limited partnership interest in Forrest Ridge Apartments, Ltd. (“Forrest Ridge”) to an unaffiliated third party purchaser for a sales price of $10,000.  The sale resulted in a gain of approximately $57,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $47,000 at the date of the sale and the $10,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of $500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

On August 4, 2008, the Partnership sold its limited partnership interest in Mountain View Apartments, Ltd. (“Mountain View”) to an unaffiliated third party purchaser for a sales price of $16,666.  The sale resulted in a gain of approximately $293,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $276,000 at the date of the sale and the $16,666 cash received from the sale.

On August 4, 2008, the Partnership sold its limited partnership interest in The Village at Carriage Hill, Ltd. (“Carriage Hill”) to an unaffiliated third party purchaser for a sales price of $16,666.  The sale resulted in a gain of approximately $342,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $326,000 at the date of the sale and the $16,666 cash received from the sale.

On August 4, 2008, the Partnership sold its limited partnership interest in Callaway Village Limited Partnership (“Callaway Village”) to an unaffiliated third party purchaser for a sales price of $16,666.  The sale resulted in a gain of approximately $252,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $235,000 at the date of the sale and the $16,666 cash received from the sale.

On August 4, 2008, the Partnership sold its limited partnership interest in Holly Hill Limited Partnership (“Holly Hill”) to an unaffiliated third party purchaser for a sales price of $16,666.  The sale resulted in a gain of approximately $434,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $417,000 at the date of the sale and the $16,666 cash received from the sale.

On August 4, 2008, the Partnership sold its limited partnership interest in Knob Hill Apartments, Ltd. (“Knob Hill”) to an unaffiliated third party purchaser for a sales price of $16,666.  The sale resulted in a gain of approximately $81,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $64,000 at the date of the sale and the $16,666 cash received from the sale.

On August 4, 2008, the Partnership sold its limited partnership interest in Mayfair Apartments, Ltd. (“Mayfair”) to an unaffiliated third party purchaser for a sales price of $16,666.  The sale resulted in a gain of approximately $269,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $253,000 at the date of the sale and the $16,666 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of $500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On July 23, 2008, the Partnership sold its limited partnership interest in Inter-Tribal Indian Village Housing Development Associates, L.P. (“Indian Village”) to an affiliate of the Local General Partner for a sales price of $2,500. The sale resulted in a gain of approximately $910,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $908,000 at the date of the sale and the $2,500 cash received from the sale.

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

On December 31, 2007, the Partnership sold its limited partnership interest in Foxcroft Apartments, Ltd. (“Foxcroft”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $178,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $177,000 at the date of the sale and $1,000 cash received from the sale.  An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2008, resulting in an overall gain of approximately $179,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $6,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2007, the Partnership sold its limited partnership interest in River Oaks Apartments, Ltd. (“River Oaks”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $111,000 resulting from the write-off of the deficit basis in the Local Partnership approximately $110,000 at the date of the sale and the $1,000 cash received from the sale.  An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2008, resulting in an overall gain of approximately $112,000.

On June 26, 2007, the property and the related assets and liabilities of Conifer James Street Associates (“Schopfer”) were sold to an unaffiliated third party purchaser for a sales price of $1,950,000 less the unpaid principal balance of the second mortgage, which totaled approximately $200,000.  The Partnership did not receive any distribution from this sale after the repayment of the first mortgage, other liabilities and closing costs of approximately $1,750,000.  The sale resulted in a loss of approximately $72,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended September 30, 2007.  An adjustment to the loss of approximately $(7,000) was recorded during the quarter ended September 30, 2008, resulting in an overall loss of $79,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $18,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership (“Jefferson”) for a sales price of $1 plus 50% of debt forgiveness, which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal on or before December 31, 2009.  As of September 30, 2008, the Partnership has not received any cash from this sale.  During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303.  The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale, which was recorded during the quarter ended September 30, 2007.  An adjustment to the gain of approximately $(730,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $436,000.

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

On May 30, 2007, West 132nd Development Partnership (“Manhattan J”) sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000.  The Partnership received $1,954,413 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,548,000.  The sale resulted in a gain of approximately $1,752,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended September 30, 2007.  Adjustments to the gain of approximately $2,000, $(154,000) and $11,000 were recorded during the quarters ended December 31, 2007, March 31, 2008 and September 30, 2008, respectively, resulting in an overall gain of approximately $1,610,000.

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

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

On January 26, 2007, the property and the related assets and liabilities of C.V. Bronx Associates, L.P./Gerard Gardens (“CV Bronx”) were sold to an unaffiliated third party purchaser for a sales price of $4,370,000.  The Partnership received $3,228,153 as a distribution from this sale after the payment of other liabilities, closing costs and distribution to minority interests of approximately $742,000.  The Partnership received an additional $550,000 in guaranteed deferred payments on June 5, 2008.  The sale resulted in a gain of approximately $413,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustments to the gain of approximately $(53,000), $97,000, $(250,000) and $(21,000) were recorded during the quarters ended September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively, resulting in an overall gain of approximately $186,000.  The sale also resulted in a non-cash distribution to the Partnership from the Local General Partner of approximately $378,000 as a result of the write-off of loans owed to CV Bronx from an affiliate of the General Partner.

NOTE 5 – Assets Held for Sale

On December 31, 2007, Citrus Meadows Apartments, Ltd. (“Citrus Meadows”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $11,750,000.  The sales documents were executed and subsequently, in March 2008, were cancelled.  Currently, the Partnership is in the process of negotiating with a prospective buyer to sell its limited partnership interest for a sales price of $60,000.  No assurance can be given that the sale will actually occur.  As of September 30, 2008, Citrus Meadows had property and equipment, at cost, of approximately $10,199,000, accumulated depreciation of approximately $5,865,000 and mortgage debt of approximately $7,173,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale.  As of September 30, 2008, Cutler Canal, Schopfer, Manhattan J, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut, Indian Village and Citrus Meadows were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Citrus Meadows, Williamsburg, Cutler Canal, Schopfer and Manhattan J were all classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30, 2008	March 31, 2008

Assets
Property and equipment – less accumulated depreciation of $9,506,250 and $6,741,633, respectively	$8,751,221	$5,359,700
Cash and cash equivalents	173,018	254,059
Cash held in escrow	966,930	359,048
Deferred costs, net of accumulated amortization of $193,402 and $165,029	273,804	175,127
Other assets	104,320	79,388
Total assets	$10,269,293	$6,227,322

Liabilities
Mortgage notes payable	$12,678,397	$8,563,060
Accounts payable	919,412	120,515
Accrued interest payable	4,923,961	3,362,059
Security deposits payable	81,686	70,756
Due to local general partners and affiliates	2,297,310	2,302,877
Due to general partners and affiliates	1,211,439	42,500
Minority interest	1,147,093	319,275
Total liabilities	$23,259,298	$14,781,042

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2008, Indian Village, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut, Art Apartments, Hearthside and Williamsburg, which were sold during the current year, and Citrus Meadows, which was classified as asset held for sale during the six months ended September 30, 2008, were all classified as discontinued operations on the consolidated financial statements.  For the three and six months ended September 30, 2007, River Place, Manhattan J, Jefferson, South Toledo and Schopfer, which were sold during the six months ended September 30, 2007, CV Bronx, Michigan Rural, 1850 Second Avenue, Cutler Canal and San Justo, which were sold during the year ended March 31, 2007, Driftwood, Hamlet and Williamsburg, which were classified as assets held for sale, and Indian Village, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut, Art Apartments, Hearthside, Williamsburg and Citrus Meadows, in order to present comparable results to the six months ended September 30, 2008, were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Revenues
Rental income	$1,016,601	$3,572,897	$2,335,323	$8,232,871
Other	19,930	164,703	49,579	404,933
Gain on sale of properties	2,624,472	83,948,697	4,354,225	90,630,501
Total revenue	3,661,003	87,686,297	6,739,127	99,268,305
Expenses
General and administrative	190,818	739,169	471,804	2,045,175
General and administrative-related parties (Note 2)	64,565	248,241	122,572	492,229
Repairs and maintenance	309,772	1,172,971	649,722	2,491,484
Operating	97,862	396,325	223,302	1,040,041
Real estate taxes	93,449	270,275	198,319	580,716
Insurance	70,120	260,905	177,558	669,332
Interest	274,123	1,757,902	753,554	4,154,660
Depreciation and amortization	107,760	1,108,117	389,854	2,332,370
Total expenses	1,208,469	5,953,905	2,986,685	13,806,007
Income before minority interest	2,452,534	81,732,392	3,752,442	85,462,298
Minority interest in (income) loss of subsidiaries from discontinued operations	(94,292)	(1,526,491)	503,728	1,058,671
Total income from discontinued operations	$2,358,242	$80,205,901	$4,256,170	$86,520,969
Income – limited partners from discontinued operations	$2,334,660	$79,403,842	$4,213,608	$85,655,759
Number of BACs outstanding	139,101.5	139,101.5	139,101.5	139,101.5
Income from discontinued operations per BAC	$16.78	$570.83	$30.29	$615.78

* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Six Months Ended September 30,
	2008	2007*

Net cash provided by operating activities	$865,945	$80,590,671
Net cash provided by investing activities	$808,206	$19,018,635
Net cash used in financing activities	$(1,449,122)	$(92,108,555)
* Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 7 – Commitments and Contingencies

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

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was sold on May 9, 2008 (see Note 4).

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $0 and $319,000 at September 30, 2008 and March 31, 2008, respectively.  Williamsburg’s net loss after minority interest amounted to approximately $15,000 (excluding gain on sale of approximately $459,000) and $28,000 for the six months ended September 30, 2008 and 2007, respectively.

Citrus Meadows Apartments, LTD. (“Citrus Meadows”)
The financial statements of Citrus Meadows have been prepared assuming that it will continue as a going concern.  Citrus Meadows incurred a net loss of approximately $158,000 during the six months ended June 30, 2008 and has incurred a Partner’s deficit of $7,692,730 since inception. Current economic conditions have limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management has reduced expenses and increased advertising to attract new tenants.  Also, in 2006, Citrus Meadows’ status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents.  Citrus Meadows has the ability to rent up to 60% of the 200 units to non-income restricted tenants.  Current occupancy rates are near 75%, and management has secured several new move-in tenants for the 2008 fiscal year.  At this time, the Local General Partner is funding the deficit. Because it is unclear whether Citrus Meadows will be successful in accomplishing these objectives, there is uncertainty about Citrus Meadow’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should Citrus Meadows be unable to continue as a going concern.  The Partnership’s investment in Citrus Meadows has been written down to zero by prior years’ losses and the minority interest balance was $0 at both September 30, 2008 and March 31, 2008.  The net loss after minority interest amounted to approximately $158,000 and $234,000 for the six months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, the agreement to sell Citrus Meadows was cancelled although the Partnership is currently negotiating a new agreement to sell its limited partnership interest (see Note 5).

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

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
September 30, 2008
(Unaudited)

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

Also, certain Subsidiary Partnerships obtained grants from local authorities to fund construction costs of the Properties and in order to qualify have been required to maintain the low-income nature of the Property, among other provisions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s original capital was invested in sixty-two Local Partnerships.  As of September 30, 2008, the Partnership has sold its limited partnership interest in forty-two Local Partnerships, the property and the related assets and liabilities of fifteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, the Partnership has entered into a purchase and sale agreement to sell its property and the related assets and liabilities in one Local Partnership (see Note 5).

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 8, Note 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the six months ended September 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $16,000 and $26,000, respectively.  In addition, during the six months ended September 30, 2008 and 2007, distributions from the sales of properties and their related assets and liabilities amounted to approximately $37,000 and $2,047,000.  Additionally, during the six months ended September 30, 2008 and 2007, the Partnership received approximately $315,000 and $869,000 of proceeds from the sale of limited partnership interests.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the six months ended September 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $698,000.  This decrease was due to repayment of mortgage notes of approximately $(1,505,000), costs paid relating to the sale of properties of approximately ($706,000), distributions of approximately ($122,000), an increase in cash held in escrow relating to investing activities of approximately ($90,000), acquisitions of property and equipment of approximately ($3,000) and cash used in operating activities of approximately ($119,000), which exceeded proceeds from sale of properties of approximately ($1,836,000) and an increase in deferred costs relating to financing activities of approximately ($11,000).  Included in the adjustments to reconcile the net income to net cash used in operating activities are depreciation and amortization of approximately $681,000 and a gain on sale of properties of approximately $4,354,000.

The Partnership has a working capital reserve of approximately $7,341,000 at September 30, 2008.

Total expenses for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $432,482 and $384,601 and $909,946 and $965,794, respectively.

Accounts payable and other liabilities as of September 30, 2008 and March 31, 2008 were $0 and $1,538,747, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations as of September 30, 2008 and March 31, 2008, totaled $919,412 and $120,515, respectively.

Accrued interest payable as of September 30, 2008 and March 31, 2008 was $3,632,999 and $6,415,369, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of September 30, 2008 and March 31, 2008, totaled $4,923,961 and $3,362,059, respectively.

Long-Term

Partnership management fees owed to the General Partners amounting to approximately $2,388,000 and $2,247,000 were accrued and unpaid at September 30, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent that funds are available after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Without the General Partners’ continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost prior to the end of the fifteenth anniversary after the beginning of the Compliance Period.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.  The Partnership is in the final stages of liquidating its portfolio, and as such, the portfolio is no longer geographically diverse.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$22,890,702	$22,890,702	$0	$0	$22,890,702

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through September 30, 2008, the Partnership has recorded approximately $30,293,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There is one Local Partnership whose assets are classified as property and equipment-held for sale as of September 30, 2008 (see Item 1, Note 5).

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

Results of Operations

Results of operations for the three and six months ended September 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 6).

Rental income increased approximately 2% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an annual increase in tenant assistance payments at one Local Partnership.

Other income decreased approximately $126,000 and $219,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in interest income earned at the Partnership level due to a higher cash balance existing in the prior year resulting from the sale of properties.

Total expenses, excluding general and administrative expenses, general and administrative-related parties, repairs and maintenance and taxes, remained fairly consistent with a decrease of approximately 3% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

General and administrative increased (decreased) approximately $32,000 and ($81,000) for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.  The increase for the three months was primarily due to an increase in auditing costs due to the timing of invoices, partially offset by decreases in legal and printing costs, an increase in office salaries, audit expense and health insurance at one Local Partnership and an increase in legal expense and salaries at a second Local Partnership.  The decrease for the six months was primarily due to lower legal fees due to lower sales activity in the current year, an overaccrual of auditing costs in the prior year and a decrease in printing costs at the Partnership level, partially offset by an increase in office salaries, audit expense and health insurance at one Local Partnership and an increase in legal expense and salaries at a second Local Partnership.

General and administrative-related parties expenses decreased approximately $119,000 and $273,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Repairs and maintenance increased approximately $13,000 and $19,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to increases in repair salaries, roof repairs, heat and electric repairs and glass and window installation at one Local Partnership, partially offset by a decrease in fire and protection services, painting and repair contracts at a second Local Partnership.

Taxes increased approximately $11,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to the expiration of a real estate tax abatement allowance during the prior year at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2008.

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

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES III L.P.,
a General Partner

			By:	Related Credit Properties III Inc.,
its general partner
Date:	November 12, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	November 12, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

		By:	LIBERTY GP III, INC.,
a General Partner
Date:	November 12, 2008
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	November 12, 2008
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer