Form 10-Q
period 2008-12-31
LIBERTY TAX CREDIT PLUS III LP
filed 2009-02-12
CIK 843076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - Financial Information

Item 1. Financial Statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS

Operating assets:
Property and equipment at cost, net of accumulated depreciation of $1,902,062 and $29,185,929, respectively	$1,365,734	$26,026,024
Cash and cash equivalents	7,273,160	8,166,803
Cash held in escrow	204,686	2,802,321
Deferred costs, net of accumulated amortization of $0 and $695,238, respectively	0	465,983
Other assets	398,228	1,531,315
Total operating assets	9,241,808	38,992,446
Assets from discontinued operations (Note 6):
Property and equipment held for sale, net of accumulated depreciation of $10,310,699 and $6,741,633, respectively	9,402,456	5,359,700
Net assets held for sale	1,271,234	867,622
Total assets from discontinued operations	10,673,690	6,227,322
Total assets	$19,915,498	$45,219,768
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities:
Mortgage notes payable	$0	$29,896,484
Accounts payable	254,987	1,538,747
Accrued interest payable	0	6,415,369
Security deposit payable	37,027	249,578
Due to local general partners and affiliates	0	197,139
Due to general partners and affiliates	339,093	2,608,958
Total operating liabilities	631,107	40,906,275
Liabilities from discontinued operations (Note 6):
Mortgage notes payable of assets held for sale	10,192,987	8,563,060
Net liabilities held for sale including minority interest	3,186,039	6,217,982
Total liabilities from discontinued operations	13,379,026	14,781,042
Total liabilities	14,010,133	55,687,317
Minority interest	7,115	783,910
Commitments and contingencies (Note 7)
Partners’ (deficit) capital:
Limited partners (139,101.5 BACs issued and outstanding)	(7,501,825)	(22,277,126)
General Partners	13,400,075	11,025,667
Total partners’ (deficit) capital	5,898,250	(11,251,459)
Total liabilities and partners’ (deficit) capital	$19,915,498	$45,219,768

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Operations:
Revenues
Rental income	$136,741	$117,238	$362,055	$350,314
Other	40,747	187,152	137,906	503,982
Total revenues	177,488	304,390	499,961	854,296
Expenses
General and administrative	149,009	187,381	387,415	546,249
General and administrative-related parties (Note 2)	(38,822)	264,857	333,127	910,855
Operating	5,549	15,011	79,551	83,911
Repairs and maintenance	41,975	32,769	93,036	96,714
Real estate taxes	23,110	37,360	97,831	90,735
Insurance	14,932	16,575	28,295	27,725
Depreciation and amortization	29,072	27,888	87,227	85,503
Total expenses	224,825	581,841	1,106,482	1,841,692
Loss from operations before minority interest	(47,337)	(277,451)	(606,521)	(987,396)
Minority interest in loss of subsidiary partnerships from operations	569	517	1,781	1,558
Loss from operations	(46,768)	(276,934)	(604,740)	(985,838)
Discontinued operations:
Income from discontinued operations (including minority interest and gain on sale of properties)	11,430,417	11,102,838	15,529,286	97,461,146
Net income	$11,383,649	$10,825,904	$14,924,546	$96,475,308
Loss from operations-limited partners	$(46,300)	$(274,165)	$(598,692)	$(975,980)
Income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	11,316,113	10,991,810	15,373,993	96,486,535
Net income – limited partners	$11,269,813	$10,717,645	$14,775,301	$95,510,555
Number of BACs outstanding	139,101.5	139,101.5	139,101.5	139,101.5
Loss from operations per BAC	$(0.33)	$(1.98)	$(4.30)	$(7.02)
Income from discontinued operations (including minority interest and gain on sale of properties) – per BAC	81.35	79.02	110.52	693.64
Net income BAC	$81.02	$77.04	$106.22	$686.62

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partners

Partners’ (deficit) capital – April 1, 2008	$(11,251,459)	$(22,277,126)	$11,025,667
Net income – nine months ended December 31, 2008	14,924,546	14,775,301	149,245
Contribution – write off of partnership management fees related to sold properties	2,139,160	0	2,139,160
Contributions – write-off of related party debt	86,003	0	86,003
Partners’ (deficit) capital – December 31, 2008	$5,898,250	$(7,501,825)	$13,400,075

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$14,924,546	$96,475,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of properties	(14,844,594)	(104,931,626)
Depreciation and amortization	829,191	3,400,550
Minority interest in (loss) income of subsidiaries	(1,652,601)	1,391,206
Decrease in accounts payable and other liabilities	(509,227)	(4,332,480)
Increase in accrued interest payable	179,962	88,376
Increase (decrease) in security deposits payable	17,371	(22,509)
Increase in cash held in escrow	(57,992)	(606,185)
Decrease in other assets	981,213	359,187
Increase (decrease) in due to general partners and affiliates	1,030,234	(105,920)
Increase in due to local general partners and affiliates	0	444,358
Decrease in due to local general partners and affiliates	(9,268)	(502,907)
Increase in due to debt guarantor	0	1,740,234
Total adjustments	(14,035,711)	(103,077,716)
Net cash provided by (used in) operating activities	888,835	(6,602,408)
Cash flows from investing activities:
Acquisitions of property and equipment	(13,605)	(381,744)
Proceeds from sale of properties	1,836,846	28,369,979
Costs paid related to sale of properties	(726,586)	(1,614,918)
Increase in cash held in escrow	(84,160)	(53,125)
Net cash provided by investing activities	1,012,495	26,320,192
Cash flows from financing activities:
Principal payments of mortgage notes payable	(2,643,472)	(6,832,373)
Decrease (increase) in deferred costs	12,203	(7,198)
Decrease in due to local general partners and affiliates	0	(502,907)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(445,287)
Distributions	(122,392)	0
Net cash used in financing activities	(2,753,661)	(7,284,858)
Net (decrease) increase in cash and cash equivalents	(852,331)	12,432,926
Cash and cash equivalents at beginning of period	8,420,862	6,222,149
Cash and cash equivalents at end of period*	$7,568,531	$18,655,075
Summarized below are the components of the gain on sale of properties:
Net proceeds from sale of properties	$(1,110,260)	$(26,755,061)
Decrease in property and equipment, net of accumulated depreciation	19,822,639	55,357,241
Decrease in deferred costs	348,358	500,374
Decrease (increase) in prepaid expenses and other assets	200,705	(18,458)
Decrease in cash held in escrow	2,700,225	3,596,717
Decrease in accounts payable, accrued expenses and other liabilities	(1,059,485)	(58,000)
Decrease in accrued interest payable	(6,270,391)	(9,280,390)
Decrease in security deposits payable	(247,615)	(737,318)
Decrease in mortgage notes payable	(25,623,085)	(59,044,111)
Decrease in due to local general partners and their affiliates	(2,490,749)	(2,701,353)
Increase (decrease) in due to general partners and affiliates	(1,200,939)	(3,307,562)
Decrease due to debt guarantor	0	(65,683,367)
Related party debt reclassified as capital contribution	86,003	3,199,662
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of related party debt	$86,003	$0
Contribution from write-off of partnership management fees related to sold properties	2,139,160	0

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $295,371 and $290,376
See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 1 – General

The consolidated financial statements for the nine months ended December 31, 2008 and 2007, include the accounts of Liberty Tax Credit Plus III L.P. (the “Partnership”) and 15 and 40 subsidiary partnerships (the “subsidiary partnerships”, “Local Partnerships” or “subsidiaries”), respectively. The Partnership holds a 98% limited partnership interest in all subsidiary partnerships.  Through the rights of the Partnership and/or an affiliate of Related Credit Properties III L.P. and Liberty GP III Inc. (the “General Partners”), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each subsidiary partnership (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  As of December 31, 2008, the Partnership has sold its partnership interest in forty-three Local Partnerships, the property and the related assets and liabilities of fifteen Local Partnerships, two properties owned by Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships (see Note 4).  In addition, as of December 31, 2008, the Partnership has entered into a purchase and sale agreement to sell its limited partnership interest in one Local Partnership (see Note 5).

For financial reporting purposes, the Partnership’s fiscal quarter ends on December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All subsidiaries have fiscal quarters ending September 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $118,000, $0 and $226,000 for the three and nine months ended December 31, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is generally equal to the respective subsidiary partners’ equity less minority interest capital, if any.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”). In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2008, results of its operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007.  However, the operating results for the nine months ended December 31, 2008 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

NOTE 2 - Related Party Transactions

Liberty Associates IV L.P. (“Liberty Associates”), an affiliate of the General Partners, has a 1% and .998% interest as a special limited partner in thirteen of the Local Partnerships, respectively, as of December 31, 2008.  Affiliates of the General Partners also have a minority interest in certain Local Partnerships.

As of December 31, 2008 and March 31, 2008, the Partnership was owed approximately $0 and $1,127,000, respectively, from the Local Partnerships for operating advances.  These advances were non-interest bearing and had no set repayment terms.  The Partnership had advanced these monies to one Local Partnership to fund its operations.  In August 2008, the property and the related assets and liabilities of this Local Partnership were sold (see Note 4), and as a result, approximately $1,129,000 in such advances were written off.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local General Partners, respectively.  The costs incurred to related parties from operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

	Three Months Ended December 31,		Nine months Ended December 31,
	2008	2007*	2008	2007*

Partnership management fees (a)	$(57,500)	$208,750	$195,000	$708,130
Expense reimbursement (b)	18,053	55,482	136,252	200,850
Local administrative fee (d)	625	625	1,875	1,875
Total general and administrative-related parties	$(38,822)	$264,857	$333,127	$910,855
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2008	2007*	2008	2007*

Local administrative fee (d)	$1,875	$16,261	$7,375	$48,782
Total general and administrative-General Partners	1,875	16,261	7,375	48,782
Property management fees incurred to affiliates of the Local General Partners (c)	56,898	243,166	250,976	779,041
Total general and administrative-related parties	$58,773	$259,427	$258,351	$827,823
* Reclassified for comparative purposes.

(a)   The General Partners are entitled to receive a partnership management fee after payment of all Partnership expenses, which, together with the local annual administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made the distributions to the BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $191,000 and $2,247,000 were accrued and unpaid at December 31, 2008 and March 31, 2008.  During the quarter ended December 31, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $2,139,000, resulting in a non-cash General Partner contribution of the same amount.

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

(c)    The subsidiary partnerships incurred property management fees amounting to $84,857 and $276,230 and $330,688 and $934,485 for the three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees, $56,898 and $243,166 and $250,976 and $779,041, respectively, were incurred to affiliates of the Local General Partners, all of which related to discontinued operations.

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
December 31, 2008
(Unaudited)

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$10,192,987	$10,192,987	$0	$0	$10,192,987

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that the completion of this process will take less than one year.  During the nine months ended December 31, 2008, the Partnership sold its limited partnership interest in eleven Local Partnerships and the property and related assets and liabilities of two Local Partnerships.  Through December 31, 2008, the Partnership has sold its limited partnership interest in forty-three Local Partnerships, the property and the related assets and liabilities of fifteen Local Partnerships, two properties owned by a Local Partnership and transferred the deed to the property and the related assets and liabilities of two Local Partnerships.  In addition, as of December 31, 2008, the Partnership has entered into a purchase and sale agreement to sell its limited partnership interest in one Local Partnership (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2008, the Partnership sold its limited partnership interest in Citrus Meadows Apartments, Ltd. (“Citrus Meadows”) to an affiliate of the Local General Partner for a sales price of $10.  The sale resulted in a gain of approximately $8,175,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $8,175,000 at the date of the sale and the $10 cash received from the sale.

On August 28, 2008, the property and the related assets and liabilities of L.I.H. Chestnut Associates, L.P. (“Chestnut”) were sold to an unaffiliated third party purchaser for a sales price of one dollar plus the assumption of primary and secondary mortgage loans in the amount of $4,400,000.  In addition, the Partnership paid for immediate repairs in the amount of approximately $269,000.  The sale also resulted in a write-off of operating advances of approximately $1,129,000 owed to the Partnership.  The sale resulted in a gain of approximately $2,446,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately 2,446,000 at the date of the sale, which was recorded during the quarter ended December 31, 2008.

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
December 31, 2008
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

On December 31, 2007, the Partnership sold its limited partnership interest in Foxcroft Apartments, Ltd. (“Foxcroft”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $178,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $177,000 at the date of the sale and $1,000 cash received from the sale, which was recorded during the quarter ended March 31, 2008.  An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2008, resulting in an overall gain of approximately $179,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $6,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2007, the Partnership sold its limited partnership interest in River Oaks Apartments, Ltd. (“River Oaks”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $111,000 resulting from the write-off of the deficit basis in the Local Partnership approximately $110,000 at the date of the sale and the $1,000 cash received from the sale, which was recorded during the quarter ended March 31, 2008.  An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2008, resulting in an overall gain of approximately $112,000.

On December 31, 2007, the Partnership sold its limited partnership interest in Lake Forrest Estates II, Ltd. (“Lake Forest II”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a gain of approximately $150,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $149,000 at the date of the sale and the $1,000 cash received from the sale, which was recorded during the quarter ended March 31, 2008.

On December 31, 2007, the Partnership sold its limited partnership interest in Canterbury Apartments Limited Partnership (“Canterbury”) to an affiliate of the Local General Partner for a sales price of $1,000.  The sale resulted in a loss of approximately $10,000 resulting from the write-off of the basis in the Local Partnership of approximately $11,000 at the date of sale and the $1,000 cash received from the sale, which was recorded during the quarter ended March 31, 2008.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

On December 31, 2007, the Partnership sold its limited partnership interest in Park Village Apartments, Ltd. (“Park Village”) to an affiliate of the Local General Partner for a sales price of $10.  The sale resulted in a loss of approximately $94,000 resulting from the write-off of the basis in the Local Partnership of approximately $94,000 at the date of the sale, which was recorded during the quarter ended March 31, 2008.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $8,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

On June 15, 2007, the Partnership sold its limited partnership interest in Jefferson Limited Partnership (“Jefferson”) for a sales price of $1 plus 50% of debt forgiveness, which amounted to approximately $680,000 at the date of the sale and 50% of any resale profit in excess of the then mortgage principal if the property is sold on or before December 31, 2009.  As of December 31, 2008, the Partnership has not received any cash from this sale.  During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Local Partnership deemed the building impaired and wrote it down to its fair value resulting in a loss of $520,303.  The sale resulted in a gain of approximately $1,166,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale, which was recorded during the quarter ended September 30, 2007.  An adjustment to the gain of approximately $(730,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $436,000.

On June 10, 2007, the Partnership’s limited partnership interest in South Toledo Associates, Ltd. (“South Toledo”) was sold to the Local General Partner for a sales price of one dollar.  The Partnership did not receive any cash from this sale.  The sale resulted in a loss of approximately $82,000 resulting from the write-off of the basis in the property at the date of sale, which was recorded during the quarter ended September 30, 2007.  An adjustment to the loss on sale of approximately $(8,000) was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $90,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $43,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 31, 2007, R.P.P. Limited Dividend Housing Association Limited Partnership (“River Place”) transferred the deed to the property and the related assets and liabilities to an affiliate of the Local General Partner for an assumption of bond debt and mortgage, which amounted to approximately $90,683,000 at the date of the sale.  The Partnership did not receive any cash from this transaction.  The transfer resulted in a net gain of approximately $81,154,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the transfer, which was recorded during the quarter ended December 31, 2007.  Adjustments to the gain of approximately $(8,000) and $(13,000) were recorded during the quarter ended June 30, 2008 and December 31, 2008, respectively, resulting in overall gain of approximately $81,133,000.

On May 30, 2007, West 132nd Development Partnership (“Manhattan J”) sold its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,500,000.  The Partnership received $1,954,413 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,548,000.  The sale resulted in a gain of approximately $1,752,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended September 30, 2007.  Adjustments to the gain of approximately $2,000, $(154,000), $11,000 and $(8,000) were recorded during the quarters ended December 31, 2007, March 31, 2008, September 30, 2008 and December 31, 2008, respectively, resulting in an overall gain of approximately $1,602,000.

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

On February 7, 2007, the property and the related assets and liabilities of Cutler Canal III Associates, Ltd. (“Cutler Canal”) were sold to an affiliate of the General Partner for a sales price of $11,600,000.  The Partnership received $3,624,195 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,976,000. The sale resulted in a gain of approximately $2,024,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007.  Adjustment to the gain of approximately $79,000 and $(111,000) were recorded during the quarters ended March 31, 2008 and December 31, 2008, respectively, resulting in an overall gain of approximately $2,172,000.

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
December 31, 2008
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

NOTE 5 – Assets Held for Sale

On December 31, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Broadway Townhouses L.P. (“Broadway”) to an unaffiliated third party purchaser for a sales price of $350,000.  The sales documents have been executed, and the initial deposit funds of $100,000 were received by the Partnership during January 2009.  The sale requires HUD approval.  At this time the Partnership cannot determine when or if HUD will grant its approval.  As of September 30, 2008, Broadway had property and equipment, at cost, of approximately $19,669,000, accumulated depreciation of approximately $10,285,000 and mortgage debt of approximately $10,193,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale.  As of December 31, 2008, Cutler Canal, Schopfer, Manhattan J, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut, Indian Village, Citrus Meadows and Broadway were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Citrus Meadows, Williamsburg, Cutler Canal, Schopfer and Manhattan J were all classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31, 2008	March 31, 2008

Assets
Property and equipment – less accumulated depreciation of $10,310,699 and $6,741,633, respectively	$9,402,456	$5,359,700
Cash and cash equivalents	295,371	254,059
Cash held in escrow	398,610	359,048
Deferred costs, net of accumulated amortization of $209,269 and $165,029	264,288	175,127
Other assets	312,965	79,388
Total assets	$10,673,690	$6,227,322

Liabilities
Mortgage notes payable	$10,192,987	$8,563,060
Accounts payable	0	120,515
Accrued interest payable	3,686,999	3,362,059
Security deposits payable	53,064	70,756
Due to local general partners and affiliates	0	2,302,877
Due to general partners and affiliates	2,500	42,500
Minority interest	(556,524)	319,275
Total liabilities	$13,379,026	$14,781,042

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2008, Indian Village, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut, Art Apartments, Hearthside, Williamsburg and Citrus Meadows, which were sold during the current year, and Broadway, which was classified as asset held for sale during the nine months ended December 31, 2008, were all classified as discontinued operations on the consolidated financial statements.  For the three and nine months ended December 31, 2007, River Place, Manhattan J, Jefferson, South Toledo, Schopfer, Hamlet, Redemptorist, Longfellow, Sartain, Dunlap, Bookbindery, Diamond, Brewery, Foxcroft, River Oaks and Hamlet, which were sold during the nine months ended December 31, 2007, CV Bronx, Michigan Rural, 1850 Second Avenue, Cutler Canal and San Justo, which were sold during the year ended March 31, 2007, Driftwood, Park Village, Lake Forest, Canterbury and Williamsburg, which were classified as assets held for sale, and Indian Village, Forrest Ridge, Mountain View, Carriage Hill, Callaway Village, Holly Hill, Knob Hill, Mayfair, Chestnut, Art Apartments, Hearthside, Williamsburg, Citrus Meadows and Broadway, in order to present comparable results to the nine months ended December 31, 2008, were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine months Ended December 31,
	2008	2007*	2008	2007*

Revenues
Rental income	$907,511	$3,556,321	$4,247,830	$12,769,163
Other	33,563	114,588	95,895	531,635
Gain on sale of properties	10,490,369	14,301,125	14,844,594	104,931,626
Total revenue	11,431,443	17,972,034	19,188,319	118,232,424
Expenses
General and administrative	170,596	523,690	779,559	2,689,738
General and administrative-related parties (Note 2)	58,773	259,427	258,351	827,823
Repairs and maintenance	208,869	952,505	985,253	3,540,029
Operating	75,095	314,090	365,587	1,421,444
Real estate taxes	69,584	294,711	348,792	956,232
Insurance	59,897	203,138	275,553	916,995
Interest	386,074	1,142,890	1,554,795	5,711,206
Depreciation and amortization	119,231	727,309	741,964	3,315,047
Total expenses	1,148,119	4,417,760	5,309,854	19,378,514
Income before minority interest	10,283,324	13,554,274	13,878,465	98,853,910
Minority interest in loss (income) of subsidiaries from discontinued operations	1,147,093	(2,451,436)	1,650,821	(1,392,764)
Total income from discontinued operations	$11,430,417	$11,102,838	$15,529,286	$97,461,146
Income – limited partners from discontinued operations	$11,316,113	$10,991,810	$15,373,993	$96,486,535
Number of BACs outstanding	139,101.5	139,101.5	139,101.5	139,101.5
Income from discontinued operations per BAC	$81.35	$79.02	$110.52	$693.64

* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Nine months Ended December 31,
	2008	2007*

Net cash (used in) provided by operating activities	$(203,633)	$73,948,858
Net cash provided by investing activities	$5,110,467	$23,825,763
Net cash used in financing activities	$(5,309,143)	$(91,768,378)
* Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 7 – Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

a)  Subsidiary Partnership – Going Concerns and Uncertainties

Williamsburg Residential II, L.P. (“Williamsburg”)
Williamsburg was sold on May 9, 2008 (see Note 4).  Prior to the sale, the financial statements of Williamsburg had previously been prepared assuming that Williamsburg would continue as a going concern.  Williamsburg was subject to a foreclosure action by the mortgage lender which raised substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg did not include any adjustments that might result from the outcome of this uncertainty.

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

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $0 and $319,000 at December 31, 2008 and March 31, 2008, respectively.  Williamsburg’s net loss after minority interest amounted to approximately $15,000 (excluding gain on sale of approximately $459,000) and $28,000 for the nine months ended December 31, 2008 and 2007, respectively.

Citrus Meadows Apartments, LTD. (“Citrus Meadows”)
On December 31, 2008, the Partnership sold its limited partnership interest in Citrus Meadows to an unaffiliated third party purchaser (see Note 4).  Prior to the sale, the financial statements of Citrus Meadows had previously been prepared assuming that it would continue as a going concern.  Citrus Meadows incurred a net loss of approximately $237,000 (excluding gain on sale of approximately $8,235,000) during the nine months ended September 30, 2008 and has incurred a Partner’s deficit of $7,692,730 since inception.  Current economic conditions had limited the ability of Citrus Meadows to increase tenant occupancy. In response to economic conditions, management had reduced expenses and increased advertising to attract new tenants.  Also, in 2006, Citrus Meadows’ status as a tax credit project expired allowing it to provide rental opportunities to a wider range of possible tenants through the use of market value rents.  Citrus Meadows had the ability to rent up to 60% of the 200 units to non-income restricted tenants.  Management had secured several new move-in tenants for the 2008 fiscal year.  The Local General Partner had funded the deficit.  Because it was unclear whether Citrus Meadows would be successful in accomplishing these objectives, there was uncertainty about Citrus Meadow’s ability to continue as a going concern.  The financial statements did not include any adjustments that might have been necessary should Citrus Meadows not be able to continue as a going concern.  The Partnership’s investment in Citrus Meadows had been written down to zero by prior years’ losses and the minority interest balance was $0 at both December 31, 2008 and March 31, 2008.  The net loss after minority interest amounted to approximately $237,000 (excluding gain on sale of approximately $8,235,000) and $374,000 for the nine months ended December 31, 2008 and 2007, respectively.

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

d)  Tax Credits

The Tax Credit and Compliance Periods have expired with each Local Partnership having utilized its full Tax Credits without recapture.

LIBERTY TAX CREDIT PLUS III L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s original capital was invested in sixty-two Local Partnerships.  As of December 31, 2008, the Partnership has an interest in two remaining Local Partnerships.   In addition, the Partnership has entered into a purchase and sale agreement to sell its limited partnership interest in one Local Partnership (see Note 5).  The Partnership is currently in the process of disposing of all of its investments.  It is anticipated that the completion of this process will take less than one year.  Once all remaining investments have been sold, a cash distribution, in accordance with the provisions of the Partnership Agreement, is expected to be made from available cash less costs incurred to terminate the Partnership.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 8, Note 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2008.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $16,000 and $33,000, respectively.  In addition, during the nine months ended December 31, 2008 and 2007, distributions from the sales of properties and their related assets and liabilities amounted to approximately $37,000 and $2,049,000.  Additionally, during the nine months ended December 31, 2008 and 2007, the Partnership received approximately $315,000 and $6,958,000 of proceeds from the sale of limited partnership interests.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the nine months ended December 31, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $852,000.  This decrease was due to repayment of mortgage notes of approximately $(2,643,000), acquisitions of property and equipment of approximately ($14,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($122,000), an increase in cash held in escrow relating to investing activities of approximately $(84,000) and costs paid related to the sale of properties of approximately $(727,000), which exceeded cash provided by operating activities of approximately ($889,000), proceeds from the sale of properties of approximately $(1,837,000) and a decrease in deferred costs of approximately $(12,000)  Included in the adjustments to reconcile the net income to net cash provided by operating activities are depreciation and amortization of approximately $829,000 and gain on sale of properties of approximately $14,845,000.

The Partnership has a working capital reserve of approximately $7,273,000 at December 31, 2008.

Total expenses for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization and general and administrative–related parties, totaled $226,180 and $289,096 and $686,128 and $845,334, respectively.

Accounts payable and other liabilities as of December 31, 2008 and March 31, 2008 were $254,987 and $1,538,747, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations as of December 31, 2008 and March 31, 2008, totaled $0 and $120,515, respectively.

Accrued interest payable as of December 31, 2008 and March 31, 2008 was $0 and $6,415,369, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of December 31, 2008 and March 31, 2008, totaled $3,686,999 and $3,362,059, respectively.

Partnership management fees owed to the General Partners amounting to approximately $191,000 and $2,247,000 were accrued and unpaid at December 31, 2008 and March 31, 2008, respectively.  During the quarter ended December 31, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $2,139,000, resulting in a non-cash General Partner contribution of the same amount.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$10,192,987	$10,192,987	$0	$0	$10,192,987

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through December 31, 2008, the Partnership has recorded approximately $30,293,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There is one Local Partnership whose assets are classified as property and equipment-held for sale as of December 31, 2008 (see Item 1, Note 5).

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

Results of Operations

Results of operations for the three and nine months ended December 31, 2008 and 2007 consisted of the results of the Partnership’s investment in one remaining Local Partnership, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 6).

Rental income increased approximately 17% and 3% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, due to an increase in tenant based rent subsidy at the one continuing Local Partnership.

Other income decreased approximately $146,000 and $362,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in interest income earned at the Partnership level due to a higher cash balance existing in the prior year resulting from the sale of properties.

Total expenses, excluding general and administrative expenses, general and administrative-related parties and taxes, consisted of a decrease of less than 1% and approximately 2% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007.

General and administrative decreased approximately $38,000 and $159,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to lower legal fees, lower auditing costs and lower printing costs due to higher sales activity in the previous year at the Partnership level partially offset by an increase in legal expense, workers compensation and medical insurance expense at the one continuing Local Partnership.

General and administrative-related parties expenses decreased approximately $304,000 and $578,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Taxes decreased approximately $14,000 for the three months ended December 31, 2008 as compared to the corresponding period in 2007, primarily due to an underaccrual in the second quarter of the prior year at the one continuing Local Partnership.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 5% to 9.25% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS III L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES III L.P.,
a General Partner

			By:	Related Credit Properties III Inc.,
its general partner
Date:	February 12, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	February 12, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

		By:	LIBERTY GP III, INC.,
a General Partner
Date:	February 12, 2009
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	February 12, 2009
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer